Form 10-Q
period 2023-03-31
MSC INCOME FUND, INC.
filed 2023-05-12
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of May 12, 2023 was 80,456,816.

MSC INCOME FUND, INC.

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Investments at fair value:
Control investments (cost: $31,409 and $31,120 as of March 31, 2023 and December 31, 2022, respectively)	$49,906	$50,303
Affiliate investments (cost: $242,145 and $241,565 as of March 31, 2023 and December 31, 2022, respectively)	270,841	277,000
Non‑Control/Non‑Affiliate investments (cost: $789,422 and $787,201 as of March 31, 2023 and December 31, 2022, respectively)	746,347	740,840
Total investments (cost: $1,062,976 and $1,059,886 as of March 31, 2023 and December 31, 2022, respectively)	1,067,094	1,068,143
Cash and cash equivalents	27,308	21,312
Interest and dividend receivable	12,666	11,917
Receivable for securities sold	265	464
Deferred financing costs (net of accumulated amortization of $2,715 and $2,413 as of March 31, 2023 and December 31, 2022, respectively)	2,607	2,908
Prepaids and other assets	2,416	2,420
Total assets	$1,112,356	$1,107,164
LIABILITIES
Credit Facilities	$323,688	$321,688
Series A Notes due 2026 (par: $150,000 as of both March 31, 2023 and December 31, 2022)	148,931	148,856
Accounts payable and other liabilities	894	1,292
Interest payable	7,722	5,443
Dividend payable	14,026	12,816
Management and incentive fees payable	7,575	7,042
Deferred tax liability, net	1,221	362
Total liabilities	504,057	497,499
Commitments and contingencies (Note I)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 80,150,887 and 80,105,999 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	80	80
Additional paid‑in capital	684,594	684,165
Total overdistributed earnings	(76,375)	(74,580)
Total net assets	608,299	609,665
Total liabilities and net assets	$1,112,356	$1,107,164
NET ASSET VALUE PER SHARE	$7.59	$7.61
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$809	$1,001
Affiliate investments	7,894	5,206
Non‑Control/Non‑Affiliate investments	22,343	17,194
Total investment income	31,046	23,401
EXPENSES:
Interest	(8,334)	(4,529)
Base management fees	(4,855)	(4,990)
Incentive fees	(2,720)	—
Internal administrative services expenses	(2,038)	(1,181)
General and administrative	(880)	(1,038)
Total expenses before expense waivers	(18,827)	(11,738)
Waiver of internal administrative services expenses	1,889	1,030
Total expenses, net of expense waivers	(16,938)	(10,708)
NET INVESTMENT INCOME	14,108	12,693
NET REALIZED GAIN (LOSS):
Control investments	631	—
Affiliate investments	1,637	446
Non‑Control/Non‑Affiliate investments	1,164	(193)
Total net realized gain	3,432	253
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(686)	177
Affiliate investments	1,321	77
Non‑Control/Non‑Affiliate investments	(4,774)	3,477
Total net unrealized appreciation (depreciation)	(4,139)	3,731
INCOME TAXES:
Federal and state income, excise and other taxes	(310)	(343)
Deferred taxes	(860)	(121)
Income tax provision	(1,170)	(464)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$12,231	$16,213
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.18	$0.16
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.15	$0.20
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	80,135,988	79,861,392
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2021	79,826,605	$80	$682,426	$(69,336)	$613,170
Dividend reinvestment	533,062	—	4,212	—	4,212
Common stock repurchased	(489,031)	—	(3,790)	—	(3,790)
Net increase resulting from operations	—	—	—	16,213	16,213
Dividends to stockholders	—	—	—	(13,178)	(13,178)
Balances at March 31, 2022	79,870,636	$80	$682,848	$(66,301)	$616,627

Balances at December 31, 2022	80,105,999	$80	$684,165	$(74,580)	$609,665
Dividend reinvestment	564,377	1	4,413	—	4,414
Common stock repurchased	(519,489)	(1)	(3,984)	—	(3,985)
Net increase resulting from operations	—	—	—	12,231	12,231
Dividends to stockholders	—	—	—	(14,026)	(14,026)
Balances at March 31, 2023	80,150,887	$80	$684,594	$(76,375)	$608,299
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$12,231	$16,213
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(24,971)	(53,859)
Proceeds from sales and repayments of debt investments in portfolio companies	23,663	73,498
Proceeds from sales and return of capital of equity investments in portfolio companies	6,290	—
Net unrealized (appreciation) depreciation	4,139	(3,731)
Net realized gain on the sale of portfolio investments	(3,432)	(253)
Amortization of deferred financing costs	376	325
Amortization of deferred offering costs	66	—
Accretion of unearned income	(2,711)	(1,337)
Payment-in-kind interest	(1,685)	(1,009)
Cumulative dividends	(45)	—
Deferred tax provision	860	121
Changes in other assets and liabilities:
Interest and dividend receivable	(749)	2,566
Prepaid and other assets	4	320
Management and incentive fees payable	533	(198)
Interest payable	2,279	1,217
Accounts payable and other liabilities	(398)	(1,270)
Net cash provided by operating activities	16,450	32,603
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(3,984)	(3,790)
Payment of offering costs	(66)	—
Dividends paid	(8,404)	(7,762)
Proceeds from Credit Facilities	13,000	32,000
Repayments on Credit Facilities	(11,000)	(112,000)
Proceeds from Series A Notes due 2026	—	72,500
Payment of deferred financing costs	—	(122)
Net cash used in financing activities	(10,454)	(19,174)
Net increase in cash and cash equivalents	5,996	13,429
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,312	25,813
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,308	$39,242

Supplemental cash flow disclosures:
Interest paid	$5,680	$2,988
Taxes paid	$831	$1,668
Non-cash financing activities:
Dividends declared and unpaid	$14,026	$11,974
Value of shares issued pursuant to the DRIP	$4,414	$4,212
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	07/17/2017	38.8%							$713	$588

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		10.66%	L+	6.00%		12/21/2023	475	468	475
			Secured Debt		12/19/2014		12.66%	L+	8.00%		10/29/2026	19,944	19,766	19,944
			Member Units	(8)	12/19/2014	2,896							6,435	21,890
													26,669	42,309
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (24)	10/01/2017	49.3%							4,027	7,009

Subtotal Control Investments (8.2% of net assets at fair value)													$31,409	$49,906
Affiliate Investments (6)
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Preferred Member Units	(8)	11/07/2014	46							$300	$2,350

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9) (39)	08/16/2019			L+	10.00%		8/16/2024	—	(2)	(2)
			Secured Debt	(9)	08/16/2019		14.75%	L+	10.00%		8/16/2024	1,149	1,122	1,122
			Preferred Member Units		08/16/2019	800	14.13%						800	—
			Preferred Member Units		05/20/2021	607							607	900
			Warrants	(27)	08/16/2019	105					8/16/2029		79	—
													2,606	2,020
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12							528	1,013

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(39)	03/07/2022						3/7/2027	—	(1)	(1)
			Secured Debt		03/07/2022		11.00%				3/7/2027	1,175	1,157	1,157
			Preferred Stock	(8)	03/07/2022	453							455	680
													1,611	1,836

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	01/09/2018		14.66%	L+	10.00%		1/9/2024	1,460	1,460	1,460
		Preferred Member Units	(8)	01/09/2018	737							1,070	1,640
												2,530	3,100
Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (39)	01/04/2019			L+	9.00%		1/4/2026	—	—	—
		Secured Debt	(9)	01/04/2019		13.75%	L+	9.00%		1/4/2026	3,758	3,733	3,733
		Preferred Member Units		01/04/2019	3,327							1,531	2,320
												5,264	6,053
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25) (39)	02/26/2018			SF+	6.00%		2/26/2026	—	—	—
		Secured Debt	(9) (25)	02/26/2018		12.86%	SF+	8.00%		2/26/2026	4,236	4,233	4,236
		Member Units	(8)	02/26/2018	1,087							2,860	5,700
		Member Units	(8) (23)	11/02/2018	261,786							443	708
												7,536	10,644
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	02/03/2017	457							491	3,390

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(9) (25)	12/20/2016		13.79%	SF+	9.00%		1/15/2024	2,500	2,500	2,500
		Secured Debt		12/20/2016		10.00%				12/20/2036	260	258	258
		Member Units	(8)	12/20/2016	179							1,820	1,790
		Member Units	(23)	12/20/2016	200							53	207
												4,631	4,755
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(9)	03/06/2020		15.50%	L+	10.50%		12/17/2026	196	184	196
		Secured Debt	(9)	03/06/2020		15.50%	L+	10.50%		12/17/2026	6,806	6,717	6,806
		Preferred Member Units	(8) (23)	03/06/2020	147							2,079	14,790
												8,980	21,792
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(39)	03/31/2021						3/31/2026	—	—	—
		Secured Debt		03/31/2021		12.00%				3/31/2026	5,749	5,659	5,659
		Preferred Member Units		03/31/2021	4,320							1,920	2,050
												7,579	7,709
Datacom, LLC	Technology and Telecommunications Provider

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		03/01/2022		7.50%				12/31/2025	50	50	50
			Secured Debt		03/31/2021		10.00%				12/31/2025	951	893	864
			Preferred Member Units	(8)	03/31/2021	1,000							290	300
													1,233	1,214
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	04/01/2018		14.75%	L+	10.00%		4/1/2023	3,801	3,801	3,801
			Preferred Member Units	(8)	04/01/2018	964							2,375	2,459
													6,176	6,260
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(39)	02/13/2018						2/13/2026	—	(5)	—
			Secured Debt		12/27/2022		14.00%				2/13/2026	5,272	5,231	5,272
			Preferred Stock	(8)	02/13/2018	2,100							2,100	5,430
													7,326	10,702
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		11.25%	L+	6.50%		10/29/2026	1,900	1,886	1,900
			Secured Debt	(9)	10/29/2021		13.75%	L+	9.00%		10/29/2026	5,300	5,185	5,300
			Preferred Equity	(8)	10/29/2021	2,340							2,600	5,300
													9,671	12,500
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	07/31/2015	6.0%							5,767	5,312

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (25) (36) (39)	06/24/2016			SF+	8.50%		1/1/2028	—	—	—
			Secured Debt	(9) (25) (36)	12/15/2022		11.50%	SF+	8.50%		1/1/2028	15,820	15,564	15,820
			Member Units	(8)	06/24/2016	2,261							4,423	14,840
													19,987	30,660
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		03/31/2021		9.00%				3/31/2026	2,836	2,783	2,836
			Preferred Member Units	(8)	03/31/2021	56							1,225	1,900
													4,008	4,736
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (39)	09/29/2017			L+	9.50%		7/1/2027	—	—	—
			Secured Debt		07/01/2022		12.50%				7/1/2027	600	600	571

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Equity		07/01/2022	15,930							1,400	950
			Member Units		04/29/2016	920							920	—
													2,920	1,521
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	08/09/2017	8.2%							2,050	3,936

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	5,150	5,127	5,146
			Secured Debt		10/31/2018		9.00%				10/31/2048	967	958	958
			Preferred Equity		10/31/2018	145							3,060	1,800
			Member Units	(8) (23)	10/31/2018	200							248	695
													9,393	8,599
Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(14)	07/28/2017		12.00%			12.00%	7/28/2023	6,520	6,463	—
			Member Units		07/28/2017	185,980							4,160	—
													10,623	—
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt	(17)	08/31/2015		13.00%				12/31/2022	1,510	1,510	1,346
			Preferred Member Units		03/15/2019	16,500							1,100	—
			Preferred Member Units		09/01/2015	1,000							1,500	—
													4,110	1,346
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(39)	08/18/2014						1/31/2024	—	—	—
			Secured Debt		08/18/2014		10.00%				1/31/2024	1,436	1,436	1,436
			Common Stock	(8)	08/18/2014	1,468							680	6,253
													2,116	7,689
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		02/28/2018						2/28/2025	—	—	—
			Secured Debt		02/28/2018		11.00%				2/28/2025	2,709	2,677	2,217
			Preferred Member Units	(8)	02/28/2018	25,786,046							2,053	750
													4,730	2,967
NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	01/31/2017		11.25%	L+	6.50%		1/31/2025	1,100	1,098	1,100
			Secured Debt		01/31/2017		12.00%				1/31/2025	4,610	4,604	4,604

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units		01/31/2017	102							2,550	1,910
			Preferred Member Units		11/02/2022	515							515	1,290
													8,767	8,904
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9)	08/06/2021		15.75%	L+	11.00%		8/6/2026	1,380	1,361	1,361
			Preferred Stock		08/06/2021	264							264	264
													1,625	1,625
Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9) (39)	07/30/2021			L+	11.00%		7/31/2026	—	(2)	(2)
			Secured Debt	(9)	07/30/2021		15.75%	L+	11.00%		7/31/2026	5,700	5,623	5,623
			Preferred Stock	(8) (23)	07/30/2021	2,500							2,500	3,370
													8,121	8,991
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(39)	12/15/2021						12/15/2026	—	(7)	(7)
			Secured Debt		12/15/2021		12.50%				12/15/2026	3,940	3,882	3,882
			Preferred Equity		12/15/2021	1,230							1,230	1,100
													5,105	4,975
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		08/31/2018						8/31/2023	—	—	—
			Secured Debt		08/31/2018		9.50%				8/31/2023	28,179	28,100	28,179
			Preferred Member Units	(8)	08/31/2018	52							406	4,550
													28,506	32,729
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	08/20/2021		12.26%	L+	7.50%		8/20/2026	18,425	18,162	18,425
			Common Stock		08/20/2021	11,647							1,584	1,430
													19,746	19,855
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		12/31/2022		13.69%	L+	8.50%		12/31/2027	5,556	5,063	5,063
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,063	5,063
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt		08/31/2018		12.00%				8/31/2023	460	460	460
			Secured Debt		08/31/2018		12.00%				8/31/2023	3,800	3,798	3,781
			Preferred Member Units		08/31/2018	136							2,311	1,718
			Preferred Member Units		02/01/2023	555							55	83
													6,624	6,042

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(39)	05/31/2019						5/31/2024	—	(3)	—
			Secured Debt		05/31/2019		12.00%				5/31/2024	1,980	1,964	1,980
			Common Stock	(8)	05/31/2019	154							1,164	2,330
													3,125	4,310
Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		03/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		01/26/2015	2,090,001							6,000	—
			Preferred Member Units		03/31/2023	61,077							4,906	4,906
			Preferred Member Units		03/31/2023	2,184,683							—	—
			Common Stock		03/31/2023	772,620							1,104	—
													12,910	5,806
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (23) (39)	12/01/2021			L+	6.00%		12/1/2023	—	(5)	(5)
			Secured Debt	(23)	12/01/2021		11.50%				12/1/2026	7,600	7,432	7,432
			Preferred Equity	(8) (23)	12/01/2021	2,960							2,960	3,010
													10,387	10,437
Subtotal Affiliate Investments (44.4% of net assets at fair value)													$242,145	$270,841
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		01/31/2023		18.00%				6/25/2025	$114	$112	$110
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	4,367	4,178	4,214
			Common Stock		12/11/2020	593,927							3,148	—
			Warrants	(27)	12/11/2020	197,717					12/11/2025		—	—
													7,438	4,324
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9)	09/06/2022		13.00%	P+	5.00%		9/6/2028	43	39	43
			Secured Debt	(9) (25) (28)	09/06/2022		10.80%	SF+	6.00%		9/6/2028	259	251	258
			Secured Debt	(9) (25)	09/06/2022		10.79%	SF+	6.00%		9/6/2028	2,063	2,011	2,063
													2,301	2,364
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9)	06/28/2022		14.13%	L+	9.50%		10/26/2027	4,616	4,517	4,616
			Secured Debt	(9)	02/15/2023		14.13%	L+	9.50%		10/26/2027	230	224	230
			Secured Debt	(9)	06/28/2022		14.13%	L+	9.50%		10/26/2027	1,379	1,350	1,379
			Warrants		02/15/2023	6,703					2/15/2028		—	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													6,091	6,225
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (37)	03/11/2022		10.00%	L+	6.50%		3/11/2027	894	894	857
			Secured Debt	(9) (38)	03/11/2022		10.00%	L+	7.50%		3/11/2027	2,749	2,743	2,749
													3,637	3,606
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	03/29/2021		10.59%	L+	5.75%		3/19/2026	9,000	8,883	8,370

AMEREQUIP LLC.	(10)	Full Service Provider of Comprehensive Commercial Production Services, Including the Design, Engineering, and Manufacturing of Products It
			Secured Debt	(9) (25) (39)	08/31/2022			SF+	7.40%		8/31/2027	—	—	—
			Secured Debt	(9) (25)	08/31/2022		12.10%	SF+	7.40%		8/31/2027	2,021	2,021	2,021
			Common Stock	(8)	08/31/2022	11							83	90
													2,104	2,111
American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (39)	11/19/2021			L+	6.00%		11/19/2026	—	(12)	(12)
			Secured Debt	(9)	11/19/2021		11.12%	L+	6.00%		11/19/2026	8,250	8,190	8,250
													8,178	8,238
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9) (25)	03/11/2022		12.49%	SF+	6.75%	1.00%	4/10/2026	4,228	4,199	3,624
			Secured Debt	(9) (25)	03/11/2022		14.49%	SF+	8.75%	1.00%	4/10/2026	4,228	4,199	3,614
													8,398	7,238
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14)	09/17/2021		7.50%	L+	6.50%		4/7/2023	2,425	2,375	124
			Secured Debt	(9) (14)	05/19/2016		7.50%	L+	6.50%		6/8/2023	11,693	11,451	599
													13,826	723
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9) (25)	11/09/2021		14.83%	SF+	7.00%	3.00%	11/9/2026	2,484	2,431	2,001
			Secured Debt	(9) (25)	11/09/2021		14.83%	SF+	7.00%	3.00%	11/9/2026	15,665	15,436	12,617
			Common Equity		11/09/2021	124							124	—
													17,991	14,618
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Secured Debt	(9) (25) (39)	08/11/2022			SF+	6.00%		8/11/2027	—	(4)	(4)
			Secured Debt	(9) (25)	08/11/2022		10.72%	SF+	6.00%		8/11/2027	2,200	2,161	2,145

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Stock		08/11/2022	62,402							62	80
													2,219	2,221
ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (25)	01/18/2022		11.39%	SF+	6.50%		1/18/2027	50	50	50
			Secured Debt	(9) (25)	01/18/2022		10.09%	SF+	5.50%		1/18/2027	925	908	914
			Secured Debt	(9) (25)	01/18/2022		12.09%	SF+	7.50%		1/18/2027	925	908	916
			Common Stock		01/18/2022	100,000							100	90
													1,966	1,970
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (25)	12/23/2022		12.52%	SF+	7.75%		12/23/2027	307	287	294
			Secured Debt	(9) (25)	12/23/2022		12.61%	SF+	7.75%		12/23/2027	4,028	3,874	3,862
			Common Equity		12/15/2021	137							134	140
													4,295	4,296
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	04/08/2016		15.66%	L+	11.00%		4/8/2021	200	200	200
			Unsecured Debt	(9) (17)	04/08/2016		15.66%	L+	11.00%		4/8/2021	1,000	1,000	522
			Member Units		04/08/2016	200,000							200	—
			Preferred Stock (non-voting)		12/17/2018		15.00%						41	—
													1,441	722
Berry Aviation, Inc.	(10)	Charter Airline Services
			Secured Debt		07/06/2018		12.00%			1.50%	1/6/2025	197	197	197
			Preferred Member Units	(8) (23)	07/06/2018	1,548,387	8.00%			8.00%			1,184	5,544
			Preferred Member Units	(8) (23) (39)	11/12/2019	122,416				16.00%			—	340
													1,381	6,081
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (25) (39)	06/30/2022			SF+	7.00%	6.00%	6/30/2028	—	(21)	(21)
			Secured Debt	(9) (25)	06/30/2022		11.89%	SF+	7.00%	6.00%	6/30/2028	8,111	7,975	8,111
													7,954	8,090
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		03/10/2017	1,050,000							1,050	230

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	10/19/2022		15.50%	P+	7.50%	14.50%	8/28/2025	1,299	1,299	1,221
			Secured Debt	(9)	08/28/2020		13.07%	L+	8.50%	12.07%	8/28/2025	3,549	2,626	3,336
			Common Stock	(8)	10/01/2020	700,446							—	2,974
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	739
													5,036	8,270

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		09/23/2021		10.00%				2/28/2027	80	80	80
			Member Units		06/30/2017	540,000							564	692
													644	772
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(24)	07/21/2014	0.5%							2,449	1,529
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.2%							8,737	9,328
													11,186	10,857
Buca C, LLC		Casual Restaurant Group
			Secured Debt		06/30/2015		12.00%				6/30/2023	11,490	11,490	8,095
			Preferred Member Units		06/30/2015	4	6.00%			6.00%			3,040	—
													14,530	8,095
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	06/14/2021		9.83%	L+	5.00%		6/10/2026	516	499	516
			Secured Debt	(9)	06/14/2021		9.63%	L+	5.00%		6/10/2028	13,222	13,045	13,222
													13,544	13,738
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9)	11/14/2017		13.14%	L+	6.50%	2.00%	11/14/2023	14,372	14,350	14,372
			Secured Debt	(9)	11/14/2017		13.14%	L+	6.50%	2.00%	11/14/2023	4,464	4,457	4,464
			Secured Debt	(9)	11/14/2017		13.33%	L+	6.50%	2.00%	11/14/2023	—	—	—
			Secured Debt	(9)	11/14/2017		13.23%	L+	6.50%	2.00%	11/14/2023	—	—	—
			Secured Debt	(9)	11/14/2017		13.33%	L+	6.50%	2.00%	11/14/2023	1,774	1,771	1,774
													20,578	20,610
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	379,338							379	379
			Preferred Equity		12/13/2021	126,446							—	—
													379	379
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9) (25)	06/14/2021		11.34%	SF+	6.50%		6/4/2026	7,589	7,537	7,323

Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (39)	12/17/2021			L+	6.00%		12/17/2026	—	(3)	(3)
			Secured Debt		12/17/2021		12.50%				12/17/2026	2,250	2,200	2,200

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Stock		12/17/2021	50,000							500	500
													2,697	2,697
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (39)	05/18/2022			L+	6.00%		5/18/2027	—	(3)	(3)
			Secured Debt	(9)	05/18/2022		10.73%	L+	6.00%		5/18/2027	2,600	2,575	2,576
			Secured Debt	(9)	05/18/2022		10.73%	L+	6.00%		5/18/2027	1,995	1,978	1,995
			Common Equity		12/30/2022	80,000							80	80
													4,630	4,648
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (25) (29)	02/07/2022		11.06%	SF+	6.25%		2/7/2027	172	163	168
			Secured Debt	(9) (25) (29)	02/07/2022		11.08%	SF+	6.25%		2/7/2027	3,574	3,517	3,500
			Secured Debt	(9) (25)	03/27/2023		11.14%	SF+	6.25%		2/7/2027	453	441	444
													4,121	4,112
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	09/23/2014		15.00%			15.00%	1/5/2015	2,747	2,402	26

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	03/12/2020		10.88%	L+	6.00%		3/12/2025	1,140	1,128	1,140
			Secured Debt		03/12/2020		8.00%				3/12/2025	4,819	4,757	4,819
			Preferred Member Units	(8)	03/12/2020	39							1,440	6,430
													7,325	12,389
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (30)	08/06/2021		12.34%	L+	7.50%		8/6/2026	4,167	4,110	3,799
			Secured Debt	(9)	08/06/2021		12.35%	L+	7.50%		8/6/2026	15,547	15,334	14,176
													19,444	17,975
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016	861,618							3,335	23,650

Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Secured Debt	(9) (25) (31)	08/16/2022		12.33%	SF+	7.50%		8/16/2027	232	216	226
			Secured Debt	(9) (25) (39)	08/16/2022			SF+	7.50%		8/16/2027	—	(5)	(5)
			Secured Debt	(9) (25)	08/16/2022		12.26%	SF+	7.50%		8/16/2027	1,032	1,014	1,006
			Common Stock		08/16/2022	14							14	14

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													1,239	1,241
DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%				11/19/2026	5,300	5,222	5,300
			Preferred Equity		11/19/2021	1,486							1,486	1,820
													6,708	7,120
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9) (39)	04/13/2018			L+	7.50%		6/30/2023	—	—	—
			Secured Debt	(9)	04/13/2018		12.44%	L+	7.50%		6/30/2023	5,634	5,632	5,634
			Class A Preferred Member Units		04/13/2018	776,316	8.00%			8.00%			776	380
			Class AA Preferred Member Units (non-voting)	(8)	04/13/2018		10.00%			10.00%			1,190	1,190
													7,598	7,204
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9) (25)	12/20/2022		9.18%	SF+	4.50%	9.18%	12/31/2026	1,875	1,717	1,717
			Secured Debt	(9) (25)	12/20/2022		11.18%	SF+	6.50%	11.18%	12/31/2026	1,875	1,642	1,642
			Preferred Equity		12/20/2022	125,000							128	128
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													3,487	3,487
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassic Components
			Secured Debt	(9) (25) (39)	10/03/2022			SF+	6.00%		10/3/2027	—	(1)	(1)
			Secured Debt		10/03/2022		12.00%				10/3/2027	1,227	1,194	1,194
			Secured Debt		10/03/2022		9.00%				10/3/2052	415	411	411
			Common Stock		10/03/2022	25							497	497
			Common Stock	(23)	10/03/2022	61							102	102
													2,203	2,203
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9) (25)	02/10/2022		10.97%	SF+	6.25%		2/10/2028	2,438	2,397	2,316

Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9) (25)	05/23/2022		11.43%	SF+	6.50%		5/23/2027	310	297	308
			Secured Debt	(9) (25)	05/23/2022		11.43%	SF+	6.50%		5/23/2028	5,147	5,062	5,109
													5,359	5,417
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	06/22/2018		10.96%	L+	6.00%		6/30/2027	6,805	6,746	5,963

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (23) (25)	12/22/2021		11.73%	SF+	7.00%		12/22/2026	308	305	292
			Secured Debt	(9) (23) (25)	12/22/2021		11.73%	SF+	7.00%		12/22/2026	3,692	3,665	3,504
													3,970	3,796
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9) (25)	03/24/2022		12.55%	SF+	7.50%		1/2/2026	1,091	1,091	1,091
			Secured Debt	(9) (25)	01/04/2021		12.55%	SF+	7.50%		1/2/2026	12,327	12,078	12,327
													13,169	13,418
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/02/2016		10.75%	L+	6.00%		1/15/2026	1,000	998	1,000
			Secured Debt		12/02/2016		10.00%				1/15/2026	8,200	8,151	8,200
			Preferred Member Units	(8)	12/02/2016	56							713	4,370
			Preferred Member Units	(23)	12/02/2016	56							38	230
													9,900	13,800
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (25)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	187	186	182
			Secured Debt	(9) (25)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	1,845	1,839	1,798
													2,025	1,980
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (25) (39)	08/01/2022			SF+	6.50%		8/1/2027	—	(17)	(17)
			Secured Debt	(9) (25) (39)	08/01/2022			SF+	6.50%		8/1/2027	—	(17)	(17)
			Secured Debt	(9) (25)	08/01/2022		11.12%	SF+	6.50%		8/1/2027	4,963	4,876	4,963
													4,842	4,929
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9) (25)	06/30/2021		13.10%	SF+	8.25%		6/30/2026	7,875	7,770	6,468

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (25) (39)	07/30/2021			SF+	5.75%		7/30/2026	—	(17)	—
			Secured Debt	(9) (25)	07/30/2021		10.59%	SF+	5.75%		7/30/2028	8,275	8,175	8,187
													8,158	8,187
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (25)	06/01/2017		13.99%	SF+	7.75%	1.50%	4/30/2024	16,966	16,960	15,438

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt	(14)	12/10/2020		6.00%			6.00%	11/20/2023	10,902	10,443	3,556
			Secured Debt		11/28/2022		14.95%	SF+	10.00%	14.95%	4/16/2023	1,418	1,385	1,373
			Secured Debt		02/13/2023		14.66%	SF+	10.00%	14.66%	4/16/2023	1,476	1,456	1,430
			Preferred Stock (non-voting)		12/10/2020		6.00%			6.00%			2,470	—
			Preferred Stock (non-voting)		12/10/2020								—	—
			Member Units		11/20/2018	1,191,667							1,192	—
			Warrants		11/20/2018	185,757					11/19/2028		—	—
													16,946	6,359
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	08/13/2021		11.50%	L+	6.75%		8/13/2026	543	520	543
			Secured Debt	(9)	08/13/2021		11.50%	L+	6.75%		8/13/2026	11,523	11,388	11,523
			Preferred Member Units	(8) (23)	01/31/2018	336	10.00%			10.00%			306	343
			Preferred Member Units	(8) (23)	05/17/2019	187	20.00%			20.00%			221	223
			Member Units	(23)	06/17/2016	2,100							2,100	1,400
													14,535	14,032
Infinity X1 Holdings, LLC		Manufacturer and supplier of personal lighting products
			Secured Debt		03/31/2023		13.00%				3/31/2028	4,500	4,411	4,411
			Preferred Equity		03/31/2023	20,000							1,000	1,000
													5,411	5,411
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9) (39)	11/01/2021			L+	5.50%		11/1/2026	—	(45)	(45)
			Secured Debt	(9)	11/01/2021		10.23%	L+	5.50%		11/1/2026	10,714	10,560	10,714
													10,515	10,669
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt		12/09/2021		14.76%	L+	10.00%		8/7/2023	1,835	1,835	1,781
			Secured Debt	(9) (14)	08/07/2019		11.63%	L+	7.00%	11.63%	8/7/2023	7,334	7,254	1,085
			Common Stock		12/07/2021	2,143							—	—
													9,089	2,866
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	08/03/2018		10.84%	L+	6.00%		7/19/2025	5,596	5,589	4,309

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (32)	08/28/2019		11.32%	L+	6.50%		8/28/2025	726	722	726
			Secured Debt	(9)	08/28/2019		11.23%	L+	6.50%		8/28/2025	16,889	16,800	16,889
													17,522	17,615
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	05/19/2021		10.48%	L+	5.75%		3/25/2027	6,891	6,741	5,937

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		08/02/2021		13.50%				1/31/2028	1,133	1,110	1,110
			Secured Debt		09/01/2021		13.50%				1/31/2028	788	772	772
			Secured Debt		11/15/2021		13.50%				1/31/2028	2,236	2,236	2,236
			Secured Debt		11/15/2021		13.50%				1/31/2028	4,928	4,820	4,820
			Secured Debt		01/31/2023		13.50%				1/31/2028	2,800	2,655	2,655
			Common Stock		08/03/2021	50,753							689	689
													12,282	12,282
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (14)	06/21/2018		9.93%	L+	7.75%		6/14/2025	5,053	5,031	1,718

Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	10/26/2022		12.23%	L+	7.50%		11/4/2024	975	945	975
			Secured Debt	(9)	11/08/2021		12.23%	L+	7.50%		11/4/2024	4,074	4,074	4,074
			Preferred Equity	(8)	11/08/2021	5,653,333							216	990
													5,235	6,039
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(25)	11/15/2021		23.04%	SF+	18.00%	23.04%	1/31/2024	2,048	2,048	2,048
			Secured Debt	(14) (25)	08/21/2019		21.08%	SF+	16.00%	21.08%	8/21/2024	3,351	3,325	233
			Common Stock		08/21/2019	392,514							3,678	—
													9,051	2,281
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9) (39)	12/10/2021			L+	11.50%		12/10/2026	—	(3)	—
			Secured Debt	(9)	12/10/2021		16.25%	L+	11.50%		12/10/2026	1,111	1,095	1,111
			Preferred Equity	(8)	12/10/2021	350							350	730
													1,442	1,841
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		03/28/2022		12.00%				3/28/2027	2,850	2,805	2,805

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Equity	(8)	03/28/2022	11,934							1,193	1,193
													3,998	3,998
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (39)	12/22/2021			L+	6.00%		12/22/2026	—	(10)	(10)
			Secured Debt	(9)	12/22/2021		10.73%	L+	6.00%		12/22/2026	3,059	3,013	3,059
			Common Equity		12/22/2021	140,351							140	240
													3,143	3,289
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/04/2021		12.00%	L+	7.25%		10/4/2026	1,316	1,242	1,234
			Secured Debt	(9)	10/04/2021		12.00%	L+	7.25%		10/4/2026	9,358	9,224	8,763
													10,466	9,997
Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		05/09/2019		10.16%	L+	5.00%		5/9/2026	5,810	5,772	5,607

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9) (25)	05/02/2019		12.11%	SF+	7.25%		9/25/2023	8,004	7,993	7,908
			Secured Debt	(9) (25) (33)	05/02/2019		12.13%	SF+	7.25%		9/25/2023	6,164	6,154	6,090
			Secured Debt	(9) (25)	05/12/2022		12.09%	SF+	7.25%		9/25/2023	8,865	8,815	8,759
													22,962	22,757
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	08/16/2021		13.75%	L+	9.00%		8/16/2026	4,925	4,849	4,534

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	01/08/2018		10.59%	L+	5.75%		12/22/2024	9,506	9,480	7,783

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9)	03/15/2021		12.30%	L+	7.25%		3/15/2026	2,028	1,980	2,009
			Secured Debt	(9)	03/15/2021		12.30%	L+	7.25%		3/15/2026	16,983	16,776	16,823
													18,756	18,832
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9) (25) (28)	01/28/2021		10.72%	SF+	6.00%		1/29/2027	9,259	9,122	9,259
			Secured Debt	(9) (25)	01/28/2021		10.72%	SF+	6.00%		1/29/2027	7,856	7,768	7,856
													16,890	17,115
MetalForming AcquireCo, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt		10/19/2022						10/19/2024	—	(1)	(1)

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		10/19/2022		12.75%				10/19/2027	1,748	1,700	1,700
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			450	450
			Common Stock	(8)	10/19/2022	112,865							113	113
													2,262	2,262
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25) (39)	04/04/2022			SF+	6.25%		4/3/2028	—	(7)	(7)
			Secured Debt	(9) (25)	04/04/2022		11.09%	SF+	6.25%		4/3/2028	3,099	3,046	2,995
													3,039	2,988
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		11.08%	L+	6.25%		10/24/2024	18,740	18,558	18,337

MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	05/24/2022		12.11%	L+	7.00%		5/24/2027	556	538	538
			Secured Debt	(9)	05/24/2022		11.73%	L+	7.00%		5/24/2027	2,882	2,832	3,106
			Secured Debt	(9)	05/24/2022		11.73%	L+	7.00%		5/24/2027	4,906	4,825	4,906
			Common Stock		08/30/2022	12,798,820							256	256
													8,451	8,806
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (39)	12/18/2019			L+	6.25%		12/18/2024	—	(1)	—
			Secured Debt	(9) (39)	12/18/2019			L+	6.25%		12/18/2024	—	(20)	(20)
			Secured Debt	(9)	12/18/2019		11.00%	L+	6.25%		12/18/2024	11,634	11,538	11,634
													11,517	11,614
NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9) (25)	07/12/2016		13.30%	SF+	7.25%	1.00%	6/7/2024	3,980	3,978	3,821

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9) (25) (34)	05/07/2021		12.85%	SF+	8.00%		5/7/2026	1,977	1,930	1,857
			Secured Debt	(9) (25)	05/07/2021		12.87%	SF+	8.00%		5/7/2026	20,677	20,393	19,422
			Secured Debt		12/16/2022		20.00%			20.00%	8/6/2026	3,420	3,270	3,237
													25,593	24,516
OVG Business Services, LLC	(10)	Venue Management Services
			Secured Debt	(9)	11/29/2021		10.89%	L+	6.25%		11/19/2028	17,325	17,184	16,892

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9) (25)	01/19/2022		10.70%	SF+	5.75%		1/19/2027	143	130	139

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (25)	01/19/2022		10.78%	SF+	5.75%		1/19/2027	426	415	416
			Secured Debt	(9) (25)	01/19/2022		10.48%	SF+	5.75%		1/19/2027	2,475	2,421	2,415
													2,966	2,970
PTL US Bidco, Inc	(10) (13)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells.
			Secured Debt	(9)	08/19/2022		14.25%	P+	6.25%		8/19/2027	94	83	91
			Secured Debt	(9) (25)	08/19/2022		12.32%	SF+	7.25%		8/19/2027	1,828	1,796	1,778
													1,879	1,869
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (25)	04/08/2021		11.47%	SF+	6.75%		4/8/2026	370	361	334
			Secured Debt	(9) (25)	04/08/2021		11.63%	SF+	6.75%		4/8/2026	12,917	12,799	11,644
													13,160	11,978
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		10.31%	L+	5.50%		12/20/2024	9,768	9,768	7,492

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	1,854							31	14
			Warrants	(26)	11/12/2015	218,601					10/20/2025		284	—
													315	14
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (25) (39)	08/27/2021			SF+	6.50%		8/27/2026	—	(13)	—
			Secured Debt	(9) (25)	08/27/2021		11.35%	SF+	6.50%		8/27/2026	2,917	2,841	2,875
			Secured Debt	(9) (25)	08/27/2021		11.35%	SF+	6.50%		8/27/2026	3,967	3,910	3,910
													6,738	6,785
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9) (25)	07/16/2021		13.02%	SF+	6.25%	2.00%	11/16/2024	6,250	6,217	5,751
			Secured Debt	(9) (25)	07/16/2021		13.02%	SF+	6.25%	2.00%	11/16/2024	9,250	9,198	8,511
													15,415	14,262
Savers, Inc.	(11)	For-Profit Thrift Retailer
			Secured Debt	(9) (25)	05/14/2021		10.34%	SF+	5.50%		4/26/2028	2,114	2,105	2,029

SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9)	10/29/2021		11.21%	L+	6.25%		10/29/2026	737	727	667
			Secured Debt	(9)	10/29/2021		11.21%	L+	6.25%		10/29/2026	1,930	1,887	1,744
			Secured Debt	(9)	10/29/2021		11.21%	L+	6.25%		10/29/2026	9,652	9,512	8,725

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Equity		10/29/2021	119,048							250	121
													12,376	11,257
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		09/13/2018		14.00%				12/22/2027	3,400	3,283	3,400
			Common Stock	(8)	09/13/2018	17,500							114	470
													3,397	3,870
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (39)	12/10/2021			L+	5.25%		12/13/2026	—	(6)	(6)
			Secured Debt	(9)	12/10/2021		10.03%	L+	5.25%		12/13/2026	3,514	3,461	3,514
			Common Equity		12/10/2021	60,606							61	92
													3,516	3,600
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (25) (39)	07/01/2022			SF+	7.50%		7/1/2027	—	(17)	(17)
			Secured Debt	(9) (25)	07/01/2022		12.23%	SF+	7.50%		7/1/2027	4,963	4,880	4,962
			Common Stock		07/01/2022	200,000							200	200
													5,063	5,145
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(23)	07/07/2021	1,000,000							1,000	1,980

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(39)	08/09/2021						8/9/2026	—	(3)	(3)
			Secured Debt		08/09/2021		12.00%				8/9/2026	2,330	2,295	2,295
			Preferred Stock	(8)	08/09/2021	320,000							1,600	1,600
													3,892	3,892
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (25)	05/17/2017		13.16%	SF+	8.40%	7.25%	5/2/2026	13,669	13,608	3,588

USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		10.38%	L+	5.75%		9/8/2026	17,967	17,795	17,967

UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9) (25)	01/11/2023		12.13%	SF+	7.50%		4/5/2029	3,000	2,912	2,914

Vida Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		10.63%	L+	6.00%		10/1/2026	6,122	6,071	4,515

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		04/03/2019	70,207							767	2,340

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	769,231							769	2,910

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (39)	07/19/2021			L+	7.00%		7/19/2026	—	(7)	(7)
			Secured Debt	(9)	07/19/2021		11.75%	L+	7.00%		7/19/2026	5,294	5,223	5,188
			Common Stock		07/19/2021	500,000							500	530
													5,716	5,711
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9) (35)	12/17/2021		11.07%	L+	6.25%		12/17/2026	297	292	296
			Secured Debt	(9)	12/17/2021		10.98%	L+	6.00%		12/17/2026	53	46	53
			Secured Debt	(9)	12/17/2021		10.98%	L+	6.25%		12/17/2026	4,132	4,082	4,117
													4,420	4,466
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (25) (39)	03/01/2022			SF+	6.00%		3/1/2028	—	(5)	(5)
			Secured Debt	(9) (25)	03/01/2022		10.79%	SF+	6.00%		3/1/2028	2,970	2,921	2,969
			Common Stock		03/01/2022	200,000							200	280
													3,116	3,244
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (39)	11/19/2021			L+	7.00%		11/19/2026	—	(40)	—
			Secured Debt	(9) (39)	11/19/2021			L+	7.00%		11/19/2026	—	(42)	(42)
			Secured Debt	(9)	11/19/2021		11.75%	L+	7.00%		11/19/2026	12,500	12,317	12,499
													12,235	12,457
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	1,970	1,932	1,932
			Preferred Equity		12/12/2022	530							530	530
													2,462	2,462
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt		12/17/2021		9.92%	L+	5.25%		12/17/2026	62	53	62
			Secured Debt		12/17/2021		10.34%	L+	5.25%		12/17/2027	1,197	1,168	1,186
			Secured Debt		12/17/2021		10.35%	L+	5.25%		12/17/2027	2,370	2,334	2,349

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													3,555	3,597
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	08/22/2018		14.50%	P+	6.00%		8/9/2026	6,236	6,096	5,613

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (25) (33)	02/11/2022		12.15%	SF+	7.25%		3/1/2024	2,382	2,357	2,382
			Secured Debt	(9) (25) (33)	02/11/2022		12.12%	SF+	7.25%		3/1/2024	597	594	596
													2,951	2,978
Subtotal Non-Control/Non-Affiliate Investments (122.4% of net assets at fair value)													$789,422	$746,347
Total Portfolio Investments, March 31, 2023 (175.0% of net assets at fair value)													$1,062,976	$1,067,094
Money market accounts and money market funds (included in cash and cash equivalents and restricted cash and cash equivalents) (16)
First American Treasury Obligations Fund Class Z													$10,910	$10,910
US Bank Money Market 5 (21)													7,505	7,505
Total money market accounts and money market funds													$18,415	$18,415
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 93% of the loans (based on the par amount) contain LIBOR or Term SOFR (“SOFR”) floors which range between 0.75% and 2.00%, with a weighted-average floor of 1.05%.
(10)Private Loan portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Private Loan portfolio investments.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of March 31, 2023.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)Effective yield as of March 31, 2023 was approximately 0.005% on the US Bank Money Market Account.
(22)Investment date represents the date of initial investment in the security position.
(23)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(24)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR (“L”), SOFR (“SF”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of March 31, 2023, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(26)Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)As of March 31, 2023, borrowings under the loan facility bear interest at SOFR+6.00% (Floor 1.00%). Each new draw of funding on the delayed draw term loan facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.
(29)As of March 31, 2023, borrowings under the loan facility bear interest at SOFR+6.25% (Floor 1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.
(30)As of March 31, 2023, borrowings under the loan facility bore interest at LIBOR+7.50% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.
(31)As of March 31, 2023, borrowings under the loan facility bore interest at SOFR+7.50% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2023
(dollars in thousands)
(Unaudited)
(32)As of March 31, 2023, borrowings under the loan facility bore interest at LIBOR+6.50% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.
(33)As of March 31, 2023, borrowings under the loan facility bear interest at SOFR+7.25% (Floor 1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.
(34)As of March 31, 2023, borrowings under the loan facility bore interest at SOFR+8.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.
(35)As of March 31, 2023, borrowings under the loan facility bore interest at LIBOR+6.25% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2023.
(36)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(37)Index based floating interest rate is subject to contractual maximum base rate of 3.50%.
(38)Index based floating interest rate is subject to contractual maximum base rate of 2.50%.
(39)The position is unfunded and no interest income is being earned as of March 31, 2023. The position may earn a nominal unused facility fee on committed amounts.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	07/17/2017	39.0%							$713	$588

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		10.12%	L+	6.00%		12/21/2023	330	324	330
			Secured Debt		12/19/2014		12.12%	L+	8.00%		10/29/2026	19,944	19,753	19,943
			Member Units	(8)	12/19/2014	2,896							6,435	21,890
													26,512	42,163
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/01/2017	49.3%							3,895	7,552

Subtotal Control Investments (8.3% of net assets at fair value)													$31,120	$50,303
Affiliate Investments (6)
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Preferred Member Units	(8)	11/07/2014	46							$300	$2,350

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	08/16/2019			L+	10.00%		8/16/2024	—	(2)	(2)
			Secured Debt	(9)	08/16/2019		14.13%	L+	10.00%		8/16/2024	1,166	1,135	1,135
			Preferred Member Units		08/16/2019	800	14.13%						800	—
			Preferred Member Units		05/20/2021	607							607	880
			Warrants	(27)	08/16/2019	105					8/16/2029		79	—
													2,619	2,013
ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	09/01/2021		12.23%	L+	7.50%		9/1/2026	6,811	6,266	6,368
			Unsecured Debt		09/01/2021		10.00%			10.00%	9/1/2028	3,417	2,337	2,614
			Common Stock		09/01/2021	585							—	3,290
													8,603	12,272
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12							528	1,107

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		03/07/2022						3/31/2027	—	(1)	(1)
			Secured Debt		03/07/2022		11.00%				3/31/2027	1,225	1,205	1,205
			Preferred Stock	(8)	03/07/2022	453							455	455
													1,659	1,659
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	01/09/2018		14.12%	L+	10.00%		1/9/2023	1,491	1,491	1,491
			Preferred Member Units	(8)	01/09/2018	737							1,070	1,770
													2,561	3,261

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9)	01/04/2019			L+	9.00%		1/4/2026	—	—	—
		Secured Debt	(9)	01/04/2019		13.13%	L+	9.00%		1/4/2026	3,758	3,731	3,731
		Preferred Member Units		01/04/2019	3,327							1,531	2,170
												5,262	5,901
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9)	02/26/2018			L+	6.00%		2/26/2023	—	—	—
		Secured Debt	(9)	02/26/2018		12.13%	L+	8.00%		2/26/2023	4,236	4,228	4,236
		Member Units	(8)	02/26/2018	1,087							2,860	5,728
		Member Units	(8) (23)	11/02/2018	261,786							443	678
												7,531	10,642
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	02/03/2017	457							491	3,330

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(9)	12/20/2016		13.23%	SF+	9.00%		1/15/2024	2,620	2,620	2,620
		Secured Debt		12/20/2016		10.00%				12/20/2036	262	260	260
		Member Units	(8)	12/20/2016	179							1,820	2,060
		Member Units	(23)	12/20/2016	200							53	152
												4,753	5,092
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(9)	03/06/2020		15.38%	L+	10.50%		12/17/2026	273	261	273
		Secured Debt	(9)	03/06/2020		15.38%	L+	10.50%		12/17/2026	6,882	6,786	6,882
		Preferred Member Units	(8) (23)	03/06/2020	147							2,079	14,550
												9,126	21,705
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt		03/31/2021						3/31/2026	—	—	—
		Secured Debt		03/31/2021		12.00%				3/31/2026	5,828	5,729	5,729
		Preferred Member Units	(8)	03/31/2021	4,320							1,920	2,290
												7,649	8,019
Datacom, LLC	Technology and Telecommunications Provider
		Secured Debt		03/01/2022		7.50%				12/31/2025	25	25	25
		Secured Debt		03/31/2021		7.50%				12/31/2025	958	895	865
		Preferred Member Units	(8)	03/31/2021	1,000							290	300
												1,210	1,190
Digital Products Holdings LLC	Designer and Distributor of Consumer Electronics
		Secured Debt	(9)	04/01/2018		14.13%	L+	10.00%		4/1/2023	3,883	3,878	3,878
		Preferred Member Units	(8)	04/01/2018	964							2,375	2,459
												6,253	6,337
Direct Marketing Solutions, Inc.	Provider of Omni-Channel Direct Marketing Services
		Secured Debt	(9)	02/13/2018			L+	11.00%		2/13/2026	—	(5)	—
		Secured Debt	(9)	12/27/2022		15.13%	L+	11.00%		2/13/2026	5,352	5,306	5,352

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Stock	(8)	02/13/2018	2,100							2,100	5,558
													7,401	10,910
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		10.75%	L+	6.50%		10/31/2026	1,900	1,885	1,900
			Secured Debt	(9)	10/29/2021		13.25%	L+	9.00%		10/31/2026	5,300	5,175	5,300
			Preferred Equity	(8)	10/29/2021	2,340							2,600	4,400
													9,660	11,600
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	07/31/2015	6.0%							6,303	5,848

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9)	06/24/2016			SF+	8.50%		1/1/2028	—	—	—
			Secured Debt	(9)	12/15/2022		11.50%	SF+	8.50%		1/1/2028	16,020	15,747	16,020
			Member Units	(8)	06/24/2016	2,261							4,423	12,720
													20,170	28,740
GFG Group, LLC.		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		03/31/2021		9.00%				3/31/2026	2,836	2,779	2,836
			Preferred Member Units	(8)	03/31/2021	56							1,225	1,790
													4,004	4,626
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9)	09/29/2017			L+	9.50%		7/1/2027	—	—	—
			Secured Debt		07/01/2022		12.50%				7/1/2027	600	600	571
			Preferred Equity		07/01/2022	15,930							1,400	950
			Member Units		04/29/2016	920							920	—
													2,920	1,521
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	08/09/2017	8.2%							2,558	4,331

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2023	5,104	5,075	5,093
			Secured Debt		10/31/2018		9.00%				10/31/2048	970	961	961
			Preferred Equity		10/31/2018	145							3,060	1,800
			Member Units	(8) (23)	10/31/2018	200							248	713
													9,344	8,567
Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(14)	07/28/2017		12.00%			12.00%	7/28/2023	6,520	6,463	403
			Member Units		07/28/2017	185,980							4,160	—
													10,623	403
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		08/31/2015		13.00%				12/31/2022	1,539	1,539	1,137
			Preferred Member Units		03/15/2019	16,500							1,100	—
			Preferred Member Units		09/01/2015	1,000							1,500	—
													4,139	1,137
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt		08/18/2014						1/31/2024	—	—	—
			Secured Debt		08/18/2014		10.00%				1/31/2024	1,436	1,436	1,436
			Common Stock	(8)	08/18/2014	1,468							680	5,708
													2,116	7,144
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		02/28/2018						2/28/2025	—	—	—
			Secured Debt		02/28/2018		11.00%				2/28/2025	2,866	2,828	2,119
			Preferred Member Units	(8)	02/28/2018	25,786,046							2,053	280
													4,881	2,399
NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	01/31/2017		10.63%	L+	6.50%		1/31/2025	1,100	1,097	1,100
			Secured Debt		01/31/2017		12.00%				1/31/2025	4,610	4,603	4,603
			Preferred Member Units		01/31/2017	102							2,550	2,010
			Preferred Member Units		11/02/2022	515							515	1,290
													8,765	9,003
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9)	08/06/2021		15.13%	L+	11.00%		8/6/2026	1,400	1,380	1,380
			Preferred Stock		08/06/2021	264							264	264
													1,644	1,644
Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9)	07/30/2021			L+	11.00%		7/31/2026	—	(2)	(2)
			Secured Debt	(9)	07/30/2021		15.13%	L+	11.00%		7/31/2026	5,900	5,814	5,814
			Preferred Stock	(8) (23)	07/30/2021	2,500							2,500	2,940
													8,312	8,752
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(9)	12/15/2021						12/15/2026	—	(8)	(8)
			Secured Debt	(9)	12/15/2021		12.50%				12/15/2026	3,965	3,902	3,902
			Preferred Equity		12/15/2021	1,230							1,230	1,650
													5,124	5,544
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		08/31/2018						8/31/2023	—	—	—
			Secured Debt		08/31/2018		9.50%				8/31/2023	29,929	29,795	29,929
			Preferred Member Units	(8)	08/31/2018	52							406	4,550
													30,201	34,479
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	08/20/2021		11.24%	L+	7.50%		8/20/2026	18,425	18,143	18,425
			Common Stock		08/20/2021	11,647							1,584	1,490
													19,727	19,915
Student Resource Center, LLC	(10)	Higher Education Services

MSC INCOME FUND, INC.
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

MSC INCOME FUND, INC.
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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		07/06/2018		12.00%			1.50%	1/6/2024	190	189	190
			Preferred Member Units	(8) (23)	07/06/2018	1,548,387	8.00%			8.00%			1,161	4,561
			Preferred Member Units	(8) (23)	11/12/2019	122,416				16.00%			—	270
													1,350	5,021
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9)	06/30/2022			SF+	1.00%	6.00%	6/30/2028	—	(22)	(22)
			Secured Debt	(9)	06/30/2022		11.40%	SF+	1.00%	6.00%	6/30/2028	7,991	7,848	7,991
													7,826	7,969
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		03/10/2017	1,050,000							1,050	420

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	10/19/2022			L+	8.50%		8/28/2025	—	—	—
			Secured Debt	(9)	08/28/2020		12.94%	L+	8.50%		8/28/2025	3,473	2,455	3,366
			Common Stock	(8)	10/01/2020	700,446							—	4,708
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	1,173
													3,566	9,247
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		09/23/2021		10.00%				2/28/2027	80	80	80
			Member Units	(8)	06/30/2017	540,000							564	741
													644	821
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(8) (24)	07/21/2014	0.5%							2,449	1,576
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.2%							8,737	9,082
													11,186	10,658
Buca C, LLC		Casual Restaurant Group
			Secured Debt		06/30/2015		9.00%				6/30/2023	11,740	11,740	8,345
			Preferred Member Units		06/30/2015	4	6.00%			6.00%			3,040	—
													14,780	8,345
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	06/14/2021			L+	5.00%		6/10/2026	—	(19)	—
			Secured Debt	(9)	06/14/2021		8.91%	L+	5.00%		6/10/2028	13,255	13,070	13,255
													13,051	13,255
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (30)	11/14/2017		11.99%	L+	8.50%	0.01%	11/14/2023	20,112	20,066	20,112

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity	(8)	12/13/2021	379,338							379	379
			Preferred Equity		12/13/2021	126,446							—	—

MSC INCOME FUND, INC.
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

MSC INCOME FUND, INC.
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

MSC INCOME FUND, INC.
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

MSC INCOME FUND, INC.
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

MSC INCOME FUND, INC.
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

MSC INCOME FUND, INC.
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

MSC INCOME FUND, INC.
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

MSC INCOME FUND, INC.
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

MSC INCOME FUND, INC.
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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 93% of the loans (based on the par amount) contain LIBOR floors which range between 0.50% and 2.00%, with a weighted-average LIBOR floor of 1.04%.
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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)
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
(Unaudited)
NOTE A — ORGANIZATION AND BASIS OF PRESENTATION
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
Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our,” the “Company” and “MSC Income Fund” refer to MSIF and its consolidated subsidiaries, which include the Taxable Subsidiaries and the Structured Subsidiaries.
2.Basis of Presentation
MSC Income Fund’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income Fund’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of MSC Income Fund’s investments in Private Loan portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio investments (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of MSC Income Fund’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). MSC Income Fund’s results of operations for the three months ended March 31, 2023 and 2022, cash flows for the three months ended March 31, 2023 and 2022, and financial position as of March 31, 2023 and December 31, 2022, are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The accompanying unaudited consolidated financial statements of MSC Income Fund are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
MSC Income Fund’s portfolio strategy calls for it to invest primarily in debt securities issued by Middle Market companies and illiquid debt and equity securities issued by privately held, LMM companies. The Middle Market companies in which MSC Income Fund invests are generally larger in size and can be more liquid than the LMM companies. MSC Income Fund categorizes some of its investments in Middle Market companies and LMM companies as

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Private Loan portfolio investments, which are primarily debt securities in privately held companies that have primarily been originated directly by our Adviser or, to a lesser extent, by the Adviser through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are made in companies that are consistent with the size of companies MSC Income Fund invests in through its Middle Market portfolio and LMM portfolio. MSC Income Fund’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments which may be managed by third parties. MSC Income Fund’s portfolio investments may be subject to restrictions on resale.
LMM investments and Other Portfolio investments generally have no established trading market, while Private Loan investments may include investments which have no established market or have established markets that are not active. Middle Market portfolio investments generally have established markets that are not active. MSC Income Fund determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820, with such valuation process approved by its Board of Directors and in accordance with the 1940 Act. MSC Income Fund’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of MSC Income Fund’s Investment Portfolio.
For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income Fund generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the yield-to-maturity model (“Yield-to-Maturity”) valuation method. For LMM portfolio investments, MSC Income Fund generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a Yield-to-Maturity valuation method for its LMM debt investments. For Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent prices are available, MSC Income Fund primarily uses quoted prices in the valuation process. MSC Income Fund determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For its Other Portfolio equity investments, MSC Income Fund generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for MSC Income Fund’s portfolio investments estimate the value of the investment as if MSC Income Fund was to sell, or exit, the investment as of the measurement date.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
Under the Yield-to-Maturity valuation method, MSC Income Fund also uses the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio company. MSC Income Fund’s estimate of the expected repayment date of its debt securities is generally the maturity date of the instrument, as MSC Income Fund generally intends to hold its loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance, changes in market-based interest rates and other factors. MSC Income Fund will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security; however, because of MSC Income Fund’s general intent to hold its loans to maturity, the fair value will not exceed the principal amount of the debt security valued using the Yield-to-Maturity valuation method. A change in the assumptions that MSC Income Fund uses to estimate the fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, MSC Income Fund may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income Fund performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income Fund, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding MSC Income Fund’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income Fund’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
are not limited to, situations where the fair value of MSC Income Fund’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value on its investments in a total of 14 Private Loan portfolio companies for the three months ended March 31, 2023, representing 24% of the total Private Loan portfolio at fair value as of March 31, 2023, and on a total of 12 Private Loan portfolio companies for the three months ended March 31, 2022, representing 26% of the total Private Loan portfolio at fair value as of March 31, 2022. Excluding its investments in Private Loan portfolio companies that, as of March 31, 2023 and 2022, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by the Financial Advisory Firm for the three months ended March 31, 2023 and 2022 was 26% and 35% of the total Private Loan portfolio at fair value , respectively.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income Fund, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income Fund’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each LMM portfolio company at least once every calendar year, and for MSC Income Fund’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income Fund’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at MSC Income Fund’s determination of fair value on its investments in a total of 13 LMM portfolio companies for the three months ended March 31, 2023, representing 39% of the total LMM portfolio at fair value as of March 31, 2023 and on a total of 13 LMM portfolio companies for the three months ended March 31, 2022, representing 40% of the total LMM portfolio at fair value as of March 31, 2022. Excluding its investments in LMM portfolio companies that, as of March 31, 2023 and 2022, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by the Financial Advisory Firm for the three months ended March 31, 2023 and 2022 was 41% and 48% of the total LMM portfolio at fair value, respectively.
For valuation purposes, all of MSC Income Fund’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, MSC Income Fund uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income Fund generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. MSC Income Fund generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (93% and 91% as of March 31, 2023 and December 31, 2022, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services, (ii) MSC Income Fund has consulted with and received an assurance certification from the Financial

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Advisory Firm within the last twelve months or (iii) are new investments that have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment.
For valuation purposes, all of MSC Income Fund’s Other Portfolio investments are non-control investments. MSC Income Fund’s Other Portfolio investments comprised 2.6% and 2.7% of MSC Income Fund’s Investment Portfolio at fair value as of March 31, 2023 and December 31, 2022, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income Fund generally determines the fair value of these investments using the NAV valuation method.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income Fund’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. MSC Income Fund believes its Investment Portfolio as of March 31, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which MSC Income Fund operates and other conditions in existence on those reporting dates.
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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. These highly liquid, short-term investments are included in the Consolidated Schedule of Investments. Cash and cash equivalents are carried at cost, which approximates fair value. At March 31, 2023, the

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Company had investments in short-term money market accounts and money market funds totaling $7.5 million and $10.9 million, respectively, classified as cash equivalents.
At March 31, 2023, cash balances, including money market accounts, totaling $18.5 million exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.
4.Interest, Dividend and Fee Income
MSC Income Fund records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. MSC Income Fund evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if MSC Income Fund otherwise does not expect the debtor to be able to service its debt obligation, MSC Income Fund will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is sold or written off, MSC Income Fund removes it from non-accrual status.
As of March 31, 2023, MSC Income Fund’s total Investment Portfolio had seven investments on non-accrual status, which comprised 0.7% of its fair value and 4.6% of its cost. As of December 31, 2022, MSC Income Fund’s total Investment Portfolio had seven investments on non-accrual status, which comprised 0.8% of its fair value and 4.8% of its cost.
MSC Income Fund holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the PIK interest and cumulative dividends in cash. MSC Income Fund stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2023 and 2022, (i) 3.8% and 1.8%, respectively, of MSC Income Fund’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1% and 1.8%, respectively, of MSC Income Fund’s total investment income was attributable to cumulative dividend income not paid currently in cash.
MSC Income Fund may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, fee income is recognized as earned. Fees received in connection with debt financing transactions are generally deferred and accreted into income over the life of the financing.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A presentation of total investment income MSC Income Fund received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$28,932	$20,069
Dividend income	1,559	2,793
Fee income	555	539
Total interest, fee and dividend income	$31,046	$23,401
5.Deferred Financing Costs
Deferred financing costs include commitment fees and other direct costs incurred in connection with arranging MSC Income Fund’s borrowings. These costs were incurred in connection with MSC Income Fund’s multi-year revolving Credit Facilities (as defined below in Note D — Debt) and have been capitalized as an asset and reflected in the Consolidated Balance Sheets as Deferred financing costs. Deferred financing costs incurred in connection with the Series A Notes (as defined below in Note D — Debt) are a direct deduction from the principal amount outstanding.
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
To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the interest income. For the three months ended March 31, 2023 and 2022, 2.5% and 2.7%, respectively, of MSC Income Fund’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
equivalents, receivables, payables and other liabilities approximate the fair values of such items due to the short-term nature of these instruments.
To estimate the fair value of MSC Income Fund’s Series A Notes as disclosed in Note D — Debt, MSC Income Fund uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security.
10.Earnings per Share
Net increase in net assets resulting from operations per share and net investment income per share are computed utilizing the weighted-average number of shares of common stock outstanding for the period.
11.Recently Issued or Adopted Accounting Standards
In March 2020, the FASB issued ASU 2020-04, Reference rate reform (Topic 848) — Facilitation of the effects of reference rate reform on financial reporting. The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The Company adopted this amendment in March 2020 and plans to apply the amendments in this update to account for contract modifications due to changes in reference rates when LIBOR reference is no longer used. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2023 and the year ended December 31, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update provide that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update also require additional disclosures for equity securities subject to contractual sales restrictions. ASU 2022-03 is effective for years beginning after December 15, 2023, though early adoption is permitted. The Company elected to early adopt ASU 2022-03 as of December 31, 2022 and it did not have a material impact on the consolidated financial statements and the notes thereto.
In November 2022, the FASB issued ASU 2022-06, Reference rate reform (Topic 848) — Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company utilized the optional expedients provided by ASU 2020-04 during the three months ended March 31, 2023 and the year ended December 31, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company will continue to utilize the optional expedients provided by ASU 2020-04 and extended by ASU 2022-06 through the year end December 31, 2024. The Company does not expect ASU 2022-06 to have a material impact to the consolidated financial statements and the notes thereto.
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
As of March 31, 2023 and December 31, 2022, MSC Income Fund’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2023 and December 31, 2022.
As of March 31, 2023 and December 31, 2022, all of MSC Income Fund’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
consisted of unobservable inputs. As a result, all of MSC Income Fund’s LMM portfolio investments were categorized as Level 3 as of March 31, 2023 and December 31, 2022.
As of March 31, 2023 and December 31, 2022, MSC Income Fund’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2023 and December 31, 2022.
As of March 31, 2023 and December 31, 2022, MSC Income Fund’s Other Portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income Fund’s Other Portfolio investments were categorized as Level 3 as of March 31, 2023 and December 31, 2022.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
The following tables provide a summary of the significant unobservable inputs used to fair value MSC Income Fund’s Level 3 portfolio investments as of March 31, 2023 and December 31, 2022:

Type of Investment	Fair Value as of March 31, 2023 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$223,150	Discounted cash flow	WACC	10.4% - 22.3%	14.3%	15.2%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.5x - 9.0x (2)	7.2x	6.4x
Debt investments	$746,651	Discounted cash flow	Risk adjusted discount factor	6.0% - 16.2% (2)	10.5%	9.9%
			Expected principal recovery percentage	0.9% - 100.0%	99.2%	100.0%
Debt investments	$97,293	Market approach	Third-party quote	5.1 - 97.5	86.0	94.0
Total Level 3 investments	$1,067,094
_____________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 4.7% - 35.0%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

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
The following tables provide a summary of changes in fair value of MSC Income Fund’s Level 3 portfolio investments for the three-month periods ended March 31, 2023 and 2022 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2022	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of March 31, 2023
Debt	$852,282	$—	$(23,105)	$25,679	$1,403	$(7,409)	$(4,906)	$843,944
Equity	214,687	—	(1,311)	1,828	(3,809)	5,005	6,011	222,411
Equity Warrant	1,174	—	—	—	—	670	(1,105)	739
	$1,068,143	$—	$(24,416)	$27,507	$(2,406)	$(1,734)	$—	$1,067,094
______________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2021	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of March 31, 2022
Debt	$879,970	$—	$(51,189)	$48,270	$756	$(3,022)	$—	$874,785
Equity	196,374	—	(30)	2,526	—	7,149	—	206,019
Equity Warrant	792	—	—	—	—	—	—	792
	$1,077,136	$—	$(51,219)	$50,796	$756	$4,127	$—	$1,081,596
_____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
At March 31, 2023 and December 31, 2022, MSC Income Fund's investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At March 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$567,726	$—	$—	$567,726
LMM portfolio investments	362,165	—	—	362,165
Middle Market portfolio investments	109,502	—	—	109,502
Other Portfolio investments	27,701	—	—	27,701
Total investments	$1,067,094	$—	$—	$1,067,094

		Fair Value Measurements
		(in thousands)
At December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$559,763	$—	$—	$559,763
LMM portfolio investments	352,661	—	—	352,661
Middle Market portfolio investments	126,744	—	—	126,744
Other Portfolio investments	28,975	—	—	28,975
Total investments	$1,068,143	$—	$—	$1,068,143
Investment Portfolio Composition
MSC Income Fund’s principal investment objective is to maximize its portfolio’s total return by generating current income from its debt investments and current income and capital appreciation from its equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. MSC Income Fund seeks to achieve its investment objective through its Private Loan, LMM and Middle Market investment strategies.
MSC Income Fund’s private loan (“Private Loan”) investment strategy is focused on investments in privately held companies that are generally consistent with the size of its LMM portfolio companies or Middle Market portfolio companies, and its Private Loan investments generally range in size from $1 million to $20 million. MSC Income Fund’s Private Loan investments primarily consist of debt securities that have primarily been originated directly by the Adviser or, to a lesser extent, by the Adviser through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. MSC Income Fund’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. MSC Income Fund may have the option to invest alongside the private equity sponsor in the equity securities of its Private Loan portfolio companies.
MSC Income Fund’s LMM investment strategy is focused on investments in secured debt, equity warrants and direct equity investments in privately held, LMM companies based in the United States. MSC Income Fund’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $1 million to $20 million. The LMM debt investments are typically secured by a first priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and generally have a term of

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
between five and seven years from the original investment date. In most LMM portfolio investments, MSC Income Fund receives nominally priced equity warrants and/or makes direct equity investments in connection with a debt investment.
MSC Income Fund’s Middle Market investment strategy is focused on investments in syndicated loans to or debt securities in Middle Market companies, which MSC Income Fund defines as companies with annual revenues between $150 million and $1.5 billion, and its Middle Market investments generally range in size from $1 million to $20 million. MSC Income Fund’s Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.
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
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2023 and 2022, MSC Income Fund did not record investment income from any single portfolio company in excess of 10% of total investment income.
The following tables provide a summary of MSC Income Fund’s investments in the Private Loan, LMM and Middle Market portfolios as of March 31, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, which are discussed further below):

	As of March 31, 2023
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	71	49	20
Fair value	$567.7	$362.2	$109.5
Cost	$571.9	$316.6	$150.7
Debt investments as a % of portfolio (at cost)	96.3%	71.6%	94.7%
Equity investments as a % of portfolio (at cost)	3.7%	28.4%	5.3%
% of debt investments at cost secured by first priority lien	99.4%	100.0%	100.0%
Weighted-average annual effective yield (b)	12.6%	12.5%	12.4%
Average EBITDA (c)	$36.9	$8.9	$80.0
___________________
(a)At March 31, 2023, MSC Income Fund had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on MSC Income Fund’s debt portfolio as of March 31, 2023 including debt investments on non-accrual status was 12.2% for its Private Loan portfolio, 12.1% for its LMM portfolio and 11.3% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including one Private Loan portfolio company and one LMM portfolio company, as EBITDA is not a meaningful valuation metric for MSC Income Fund’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
___________________
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
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude one Private Loan portfolio company, as EBITDA is not a meaningful valuation metric for MSC Income Fund’s investment in this portfolio company, and those portfolio companies whose primary purpose is to own real estate.
For the three months ended March 31, 2023 and 2022, MSC Income Fund achieved an annualized total return on investments of 11.4% and 10.3%, respectively. For the year ended December 31, 2022, MSC Income Fund achieved a total return on investments of 9.1%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. MSC Income Fund’s total return on investments is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
As of March 31, 2023, MSC Income Fund had Other Portfolio investments in four companies, collectively totaling $27.7 million in fair value and $23.7 million in cost basis and which comprised 2.6% and 2.2% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, MSC Income Fund had Other Portfolio investments in four companies, collectively totaling $29.0 million in fair value and $24.7 million in cost basis and which comprised 2.7% and 2.3% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of March 31, 2023 and December 31, 2022 (this information excludes Other Portfolio investments).

Cost:	March 31, 2023	December 31, 2022
First lien debt	88.2%	88.5%
Equity	11.4	10.8
Second lien debt	0.3	0.3
Equity warrants	0.1	0.2
Other	—	0.2
	100.0%	100.0%

Fair Value:	March 31, 2023	December 31, 2022
First lien debt	80.9%	81.4%
Equity	18.7	17.9
Second lien debt	0.3	0.3
Equity warrants	0.1	0.1
Other	—	0.3
	100.0%	100.0%
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of March 31, 2023 and December 31, 2022 (this information excludes Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2023	December 31, 2022
West	23.2%	22.9%
Southwest	22.2	22.2
Northeast	20.6	20.3
Southeast	17.6	17.8
Midwest	15.4	15.1
Canada	—	0.8
Other Non-United States	1.0	0.9
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	March 31, 2023	December 31, 2022
Southwest	25.9%	25.3%
West	21.3	21.1
Northeast	20.6	20.3
Midwest	16.2	15.9
Southeast	15.0	15.2
Canada	—	1.2
Other Non-United States	1.0	1.0
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income Fund’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value as of March 31, 2023 and December 31, 2022 (this information excludes Other Portfolio investments).

Cost:	March 31, 2023	December 31, 2022
Commercial Services & Supplies	11.3%	11.3%
Internet Software & Services	8.0	7.8
Machinery	5.8	5.9
IT Services	5.1	4.9
Health Care Providers & Services	5.1	4.9
Distributors	5.0	5.0
Diversified Consumer Services	4.7	4.7
Specialty Retail	4.0	4.0
Professional Services	3.8	3.7
Leisure Equipment & Products	3.7	3.7
Aerospace & Defense	3.7	3.6
Communications Equipment	3.6	3.5
Containers & Packaging	3.2	3.4
Diversified Telecommunication Services	2.6	3.4
Construction & Engineering	2.5	2.5
Media	2.4	2.4
Building Products	2.3	2.4
Hotels, Restaurants & Leisure	2.0	2.0
Household Products	2.0	1.5
Textiles, Apparel & Luxury Goods	1.9	2.0
Computers & Peripherals	1.9	1.9
Electrical Equipment	1.8	1.8
Diversified Financial Services	1.7	1.7
Internet & Catalog Retail	1.5	1.3
Software	1.3	1.3
Health Care Equipment & Supplies	1.3	1.2
Energy Equipment & Services	1.2	1.2
Food Products	1.1	1.1
Other (1)	5.5	5.9
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	March 31, 2023	December 31, 2022
Commercial Services & Supplies	10.3%	10.3%
Machinery	7.5	7.5
Internet Software & Services	7.0	6.7
Diversified Consumer Services	5.9	5.9
Distributors	5.6	5.5
IT Services	4.9	4.7
Health Care Providers & Services	4.8	4.6
Containers & Packaging	3.6	3.8
Leisure Equipment & Products	3.6	3.7
Aerospace & Defense	3.6	3.5
Specialty Retail	3.0	3.1
Construction & Engineering	2.9	2.9
Computers & Peripherals	2.9	2.8
Professional Services	2.8	2.8
Media	2.6	2.6
Diversified Telecommunication Services	2.5	3.6
Building Products	2.3	2.5
Construction Materials	2.3	2.1
Electrical Equipment	1.9	1.9
Household Products	1.9	1.3
Textiles, Apparel & Luxury Goods	1.8	2.0
Internet & Catalog Retail	1.8	1.9
Diversified Financial Services	1.8	1.8
Software	1.7	1.7
Hotels, Restaurants & Leisure	1.5	1.5
Air Freight & Logistics	1.3	1.2
Communications Equipment	1.2	1.3
Energy Equipment & Services	1.0	1.0
Other (1)	6.0	5.8
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
At March 31, 2023 and December 31, 2022, MSC Income Fund had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, MSC Income Fund must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that MSC Income Fund must utilize to determine if any of MSC Income Fund’s Control Investments (as defined in Note A — Organization and Basis of Presentation, including those unconsolidated portfolio companies defined as Control Investments in which MSC Income Fund does not own greater than 50% of the voting securities nor have rights to maintain greater than 50% of

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing MSC Income Fund’s investment in the Control Investment by the value of MSC Income Fund’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of MSC Income Fund’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require MSC Income Fund to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which MSC Income Fund owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.
As of March 31, 2023 and December 31, 2022, MSC Income Fund had no single investment that qualified as a significant subsidiary under either the investment or income tests.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE D — DEBT
Summary of debt as of March 31, 2023 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
JPM SPV Facility	$217,688	$—	$217,688	$217,688
Series A Notes	150,000	(1,069)	148,931	140,937
TIAA Credit Facility	106,000	—	106,000	106,000
Total Debt	$473,688	$(1,069)	$472,619	$464,625
_________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the Series A Notes are reflected as contra liabilities to the Series A Notes on the Consolidated Balance Sheets.
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
___________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the Series A Notes are reflected as contra liabilities to the Series A Notes on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt if MSC Income Fund had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of MSC Income Fund’s debt in Note B.9. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Summarized interest expense for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
JPM SPV Facility	$4,818	$2,393
Series A Notes	1,590	1,421
TIAA Credit Facility	1,927	715
Total Interest Expense	$8,335	$4,529
TIAA Credit Facility
MSC Income Fund is a party to a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “TIAA Credit Facility”) with TIAA, FSB (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lenders. As of March 31, 2023, the TIAA Credit Facility included (i) total commitments of $165.0 million, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $200.0 million of total commitments and (iii) a revolving period and maturity date to September 1, 2025 and March 1, 2026, respectively, with two, one-year extension options subject to lender approval.
Borrowings under the TIAA Credit Facility bear interest, subject to MSC Income Fund’s election, on a per annum basis at a rate equal to (i) LIBOR plus 2.40% or (ii) the base rate plus 1.40%. The base rate is defined as the higher of (a) the Prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) LIBOR plus 1.0%. Additionally, MSC Income Fund pays an annual unused commitment fee of 0.30% per annum on the unused lender commitments if more than 50% or more of the lender commitments are being used and an annual unused commitment fee of 0.625% per annum on the unused lender commitments if less than 50% of the lender commitments are being used. Borrowings under the TIAA Credit Facility are secured by a fired lien on all of the assets of MSIF and its subsidiaries, other than the assets of Structured Subsidiaries or immaterial subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of MSIF (other than Structured Subsidiaries or immaterial subsidiaries). In connection with the TIAA Credit Facility, MSIF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Effective April 27, 2023, the reference rate was changed from LIBOR to SOFR plus an applicable credit spread adjustment of 0.10%.
As of March 31, 2023, the interest rate on the TIAA Credit Facility was 7.06%. The average interest rate for borrowings under the TIAA Credit Facility was 6.93% and 2.55% for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, MSC Income Fund was in compliance with all financial covenants of the TIAA Credit Facility.
JPM SPV Facility
On February 3, 2021, MSIF Funding LLC (“MSIF Funding”), a wholly-owned Structured Subsidiary that primarily holds originated loan investments, entered into a senior secured revolving credit facility (as amended from time to time, the “JPM SPV Facility” and, together with the TIAA Credit Facility, the “Credit Facilities”) by and among JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator and MSIF as portfolio manager. The revolving period under the JPM SPV Facility expires on February 3, 2024 and the JPM SPV Facility is scheduled to mature on February 3, 2025. Advances under the JPM SPV Facility bear interest at a per annum rate equal to the three month LIBOR in effect, plus the applicable margin of 2.90% per annum. MSIF Funding also pays a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until the third anniversary of the JPM SPV Facility. As of March 31, 2023, the JPM SPV Facility included total commitments of $325.0 million and an accordion feature, with the right to request an increase of total commitments and borrowing availability up to $450.0 million. The JPM SPV Facility is secured by a collateral loan on the

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
assets of MSIF Funding. In connection with the JPM SPV Facility, MSIF Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of March 31, 2023, the interest rate on the JPM SPV Facility was 7.65%. The average interest rate for borrowings under the JPM SPV Facility was 7.65% and 3.12% per annum for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, MSC Income Fund was in compliance with all financial covenants of the JPM SPV Facility.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of MSIF or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of March 31, 2023, MSC Income Fund was in compliance with all financial covenants of the Note Purchase Agreement.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE E — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of MSC Income Fund for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Per Share Data:	2023	2022
NAV at the beginning of the period	$7.61	$7.68
Net investment income(1)	0.18	0.16
Net realized gain (loss)(1)(2)	0.04	—
Net unrealized appreciation (depreciation)(1)(2)	(0.05)	0.04
Income tax benefit (provision)(1)(2)	(0.01)	—
Net increase in net assets resulting from operations(1)	0.16	0.20
Dividends paid from net investment income	(0.15)	(0.17)
Dividends paid from capital gains	(0.03)	—
Dividends paid or accrued(3)	(0.18)	(0.17)
Other(4)	—	0.01
NAV at the end of the period	$7.59	$7.72
Shares outstanding at the end of the period	80,150,887	79,870,636
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2023		2022
	(dollars in thousands)
NAV at end of period	$608,299		$616,627
Average NAV	$608,982		$614,899
Average outstanding debt	$474,438		$499,112

Ratios to average NAV:
Ratio of total expenses, including income tax expense, to average NAV(1)(2)(3)(5)	2.97%		1.82%
Ratio of operating expenses to average NAV(2)(3)(5)	2.78%		1.74%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)(5)	1.41%		1.00%
Ratio of net investment income to average NAV(2)(5)	2.32%		2.06%
Portfolio turnover ratio(2)	2.34%	2.34%	4.62%
Total return based on change in NAV(2)(4)(5)	2.01%		2.73%
_______________
(1)Total expenses are the sum of operating expenses and net income tax provision or benefit. Net income tax provision or benefit includes the accrual of net deferred tax provision or benefit relating to the net unrealized appreciation or depreciation on portfolio investments held in the Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. MSC Income Fund is required to include net deferred tax provision or benefit in calculating its total expenses even though these net deferred taxes are not currently payable or receivable.
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
(5)Net of expense waivers of $1.9 million and $1.0 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Excluding these expense waivers, the expense and income ratios are as follows:

	Three Months Ended March 31,
	2023	2022

Ratio of total expenses, including income tax expense, to average NAV(1)(2)(3)	3.29%	1.99%
Ratio of operating expenses to average NAV(2)(3)	3.10%	1.91%
Ratio of operating expenses excluding interest expense to average NAV(2)(3)	1.73%	1.17%
Ratio of net investment income to average NAV(2)	2.01%	1.90%
Total return based on change in NAV(2)(4)	1.70%	2.48%
________________
See footnotes (1), (2), (3) and (4) immediately prior to this table.
NOTE F — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
MSC Income Fund currently pays quarterly dividends to its stockholders. Future quarterly dividends, if any, will be determined by its Board of Directors on a quarterly basis. MSC Income Fund paid or accrued dividends to its common

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
stockholders of $14.0 million, or $0.175 per share, during the three months ended March 31, 2023, compared to $13.2 million, or $0.165 per share, during the three months ended March 31, 2022.
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
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(estimated, dollars in thousands)

Net increase in net assets resulting from operations	$12,231	$16,213
Net unrealized (appreciation) depreciation	4,139	(3,731)
Income tax provision	1,170	464
Pre-tax book income not consolidated for tax purposes	(2,011)	(2,592)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(3,455)	(227)
Estimated taxable income (1)	12,074	10,127
Taxable income earned in prior year and carried forward for distribution in current year	20,674	23,276
Taxable income earned prior to period end and carried forward for distribution next period	(32,748)	(33,403)
Dividend accrued as of period end and paid in the following period	14,026	13,178
Taxable income earned to be carried forward	(18,722)	(20,225)
Total distributions accrued or paid to common stockholders	$14,026	$13,178
________________
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The Taxable Subsidiaries primarily hold certain equity investments for MSC Income Fund. The Taxable Subsidiaries permit MSC Income Fund to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with MSIF for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in MSC Income Fund’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSIF for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at corporate income tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in MSC Income Fund’s consolidated financial statements.
The income tax expense for MSC Income Fund is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation, changes in valuation allowance and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on MSC Income Fund’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income Fund’s Consolidated Statements of Operations. MSC Income Fund’s provision for income taxes was comprised of the following for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Current tax expense:
Federal	$22	$8
State	170	147
Excise	118	188
Total current tax expense	310	343
Deferred tax expense:
Federal	641	115
State	219	6
Total deferred tax expense	860	121

Total income tax provision	$1,170	$464
The net deferred tax liability at March 31, 2023 and December 31, 2022 was $1.2 million and $0.4 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries.
At March 31, 2023, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards generated in 2020 and future periods that are not subject to expiration. The net operating losses will carryforward indefinitely until utilized. The net capital loss carryforwards of MSC Income Fund, if not utilized, will expire in various taxable years 2023 through 2027. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
NOTE G — SHARE REPURCHASE PROGRAM
Due to the impacts of the COVID-19 pandemic, MSC Income Fund’s Board of Directors determined that it was in the best interest of the Company to suspend its share repurchase program from March 31, 2020 to March 8, 2021 in order

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
to preserve financial flexibility and liquidity. On March 8, 2021, MSC Income Fund announced that the Board of Directors approved the reinstatement of the share repurchase program.

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

At the discretion of the Board of Directors, MSC Income Fund may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. MSC Income Fund’s Board of Directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. Since inception of its share repurchase program, MSC Income Fund has funded the repurchase of $133.0 million in shares of common stock as of March 31, 2023. For the three months ended March 31, 2023 and 2022, MSC Income Fund funded $4.0 million and $3.8 million, respectively, for shares of its common stock tendered for repurchase under the plan.
NOTE H — DIVIDEND REINVESTMENT PLAN
MSC Income Fund’s dividend reinvestment plan (the “DRIP”) provides for the reinvestment of dividends on behalf of stockholders. As a result, if MSC Income Fund declares a cash dividend, stockholders who have “opted in” to the DRIP will have their cash dividend automatically reinvested into additional shares of MSC Income Fund common stock. The number of shares of common stock to be issued to a stockholder under the DRIP shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price per share of common stock determined by MSC Income Fund’s Board of Directors or a committee thereof, in its sole discretion, that is (i) not less than the NAV per share of common stock determined in good faith by the Board of Directors or a committee thereof, in its sole discretion, within 48 hours prior to the payment of the distribution and (ii) not more than 2.5% greater than the NAV per share as of such date.
Summarized DRIP information for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
DRIP participation	$4,414	$4,212
Shares issued for DRIP	564,377	533,062
NOTE I — COMMITMENTS AND CONTINGENCIES
At March 31, 2023, the Company had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund III, LP	$100
Freeport First Lien Loan Fund III LP	6,733
HPEP 3, L.P.	1,555

Total Equity Commitments	$8,388

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Winter Services LLC	$5,556
Infolinks Media Buyco, LLC	3,150
NinjaTrader, LLC	3,078
HEADLANDS OP-CO LLC	3,000
SI East, LLC	2,500
Bluestem Brands, Inc.	2,309
Mako Steel, LP	2,028
MB2 Dental Solutions, LLC	2,023
Roof Opco, LLC	1,944
American Health Staffing Group, Inc.	1,667
IG Parent Corporation	1,667
KMS, LLC	1,357
ArborWorks, LLC	1,242
Dalton US Inc.	1,216
Bettercloud, Inc.	1,216
GRT Rubber Technologies LLC	1,175
Burning Glass Intermediate Holding Company, Inc.	1,033
SPAU Holdings, LLC	1,000
NWN Corporation	930
RA Outdoors LLC	864
Classic H&G Holdco, LLC	860
CaseWorthy, Inc.	800
VVS Holdco, LLC	800
Jackmont Hospitality, Inc.	800
DTE Enterprises, LLC	750
Direct Marketing Solutions, Inc.	750
Evergreen North America Acquisitions, LLC	710
JTI Electrical & Mechanical, LLC	702
West Star Aviation Acquisition, LLC	667
Centre Technologies Holdings, LLC	600
Xenon Arc, Inc.	563
PTL US Bidco, Inc	531
Engineering Research & Consulting, LLC	517
Robbins Bros. Jewelry, Inc.	500
Wall Street Prep, Inc.	500
The Affiliati Network, LLC	500
Watterson Brands, LLC	471
MonitorUS Holding, LLC	470
Microbe Formulas, LLC	434
Paragon Healthcare, Inc.	429
Trantech Radiator Topco, LLC	400
Chamberlin Holding LLC	400

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Colonial Electric Company LLC	400
Channel Partners Intermediateco, LLC	400
AMEREQUIP LLC.	391
South Coast Terminals Holdings, LLC	381
Cody Pools, Inc.	354
Invincible Boat Company, LLC.	353
Batjer TopCo, LLC	300
Gamber-Johnson Holdings, LLC	300
Archer Systems, LLC	232
AVEX Aviation Holdings, LLC	205
MetalForming AcquireCo, LLC	205
ATS Operating, LLC	200
Mystic Logistics Holdings, LLC	200
Johnson Downie Opco, LLC	200
Orttech Holdings, LLC	200
Career Team Holdings, LLC	200
AB Centers Acquisition Corporation	129
Elgin AcquireCo, LLC	123
Gulf Publishing Holdings, LLC	100
Flame King Holdings, LLC	100
Clad-Rex Steel, LLC	100
AAC Holdings, Inc.	85
Adams Publishing Group, LLC	47
Acumera, Inc.	5
Interface Security Systems, L.L.C	1

Total Loan Commitments	$57,320

Total Commitments	$65,708
MSC Income Fund will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income Fund follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income Fund had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of March 31, 2023.
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
NOTE J — RELATED PARTY TRANSACTIONS
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
•100% of MSC Income Fund’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.34375% in any calendar quarter (9.375% annualized) shall be payable to the Adviser. This portion of the subordinated incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 20.0% on all of MSC Income Fund’s Pre-Incentive Fee Net Investment Income as if the hurdle rate did not apply when the Pre-Incentive Fee Net Investment Income exceeds 2.34375% (9.375% annualized) in any calendar quarter; and
•For any quarter in which MSC Income Fund’s Pre-Incentive Fee Net Investment Income exceeds 2.34375% (9.375% annualized), the subordinated incentive fee on income shall equal 20.0% of the amount of MSC Income Fund’s Pre-Incentive Fee Net Investment Income, as the hurdle rate and catch-up will have been achieved.

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
For the three months ended March 31, 2023 and 2022, MSC Income Fund incurred base management fees of $4.9 million and $5.0 million, respectively. For the three months ended March 31, 2023, MSC Income Fund incurred subordinated incentive fees on income of $2.7 million. MSC Income Fund did not incur any subordinated incentive fees on income for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, MSC Income Fund did not incur any capital gains incentive fees.
Pursuant to the Investment Advisory Agreement, MSC Income Fund is required to pay or reimburse the Adviser for administrative services expenses, which include all costs and expenses related to MSC Income Fund’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third-party service provider or the Adviser or its affiliates (to the extent performed by the Adviser or its affiliates, the “Internal Administrative Services”). Internal Administrative Services include, but are not limited to, the cost of an Adviser’s personnel performing accounting and compliance functions and other administrative services on behalf of MSC Income Fund.
The Adviser waived reimbursement of all Internal Administrative Services expenses from October 30, 2020 through December 31, 2021. On January 1, 2022, the Adviser assumed responsibility of certain administrative services that were previously provided for MSC Income Fund by a third-party sub-administrator. After December 31, 2021, the Adviser continued to waive reimbursement of all Internal Administrative Services expenses, except for the cost of the services previously provided by the sub-administrator. For the three months ended March 31, 2023 and 2022, MSC Income Fund incurred Internal Administrative Services Expenses before expense waivers of $2.0 million and $1.2 million, respectively. For the three months ended March 31, 2023 and 2022, the Adviser waived the reimbursements of Internal Administrative Services expenses of $1.9 million and $1.0 million, respectively. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.
2.Offering Costs
In accordance with MSC Income Fund’s previous investment advisory agreement with the previous investment adviser (“HMS Adviser”), MSC Income Fund reimbursed HMS Adviser for any offering costs that were paid on MSC Income Fund’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with the offering of MSC Income Fund’s common stock, including through MSC Income Fund’s DRIP. HMS Adviser was responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the transaction whereby the Adviser became the investment adviser to MSC Income Fund, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for $0.6 million which remained payable to HMS Adviser and would be reimbursed as part of future issuances of common stock by MSC Income Fund. For the three months ended March 31, 2023, MSC Income Fund reimbursed HMS Adviser $0.1 million in connection with stock issuances. For the three months ended March 31, 2022, MSC Income Fund reimbursed HMS Adviser $0.1 million in connection with stock issuances. As of March 31, 2023, $0.1 million of MSC Income Fund’s reimbursement obligation to HMS Adviser for organizational and offering expenses remained outstanding.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
4.Co-Investment
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
NOTE K — SUBSEQUENT EVENTS
On May 1, 2023, the Company sold 255,754 shares of its common stock to Main Street at $7.82 per share, the price at which the Company issued new shares in connection with reinvestments of the May 1, 2023 dividend pursuant to the DRIP, for total proceeds to the Company of $2.0 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and was unanimously approved by the Board, including each director who is not an “interested person,” as such term is defined in
Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.

On May 1, 2023, the Company repurchased 558,444 shares of its common stock validly tendered and not withdrawn on the terms set forth in the tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on May 4, 2023. The shares were repurchased at a price of $7.67 per share, which was the Company’s NAV per share as of May 1, 2023, for an aggregate purchase price of $4.3 million (an amount equal to 90% of the proceeds the Company received from the issuance of shares under the Company’s DRIP from the May 1, 2023 dividend payment).
On May 11, 2023, the Board of Directors declared a quarterly cash dividend of $0.175 per share payable August 1, 2023 to stockholders of record as of June 30, 2023.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates
March 31, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2023 Fair Value (13)
Control Investments
GRT Rubber Technologies LLC	10.66%	L+	6.00%		Secured Debt (12)	(8)	$—	$1	$13	$330	$145	$—	$475
	12.66%	L+	8.00%		Secured Debt	(8)	—	(12)	634	19,943	13	12	19,944
					Member Units	(8)	—	—	21	21,890	—	—	21,890
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	631	(675)	141	7,552	1,031	1,574	7,009
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	588	—	—	588
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control Investments							$631	$(686)	$809	$50,303	$1,189	$1,586	$49,906
Affiliate Investments
AFG Capital Group, LLC					Preferred Member Units	(8)	$—	$—	$—	$2,350	$—	$—	$2,350
ASK (Analytical Systems Keco Holdings, LLC)		L+	10.00%		Secured Debt	(8)	—	—	1	(2)	—	—	(2)
	14.75%	L+	10.00%		Secured Debt	(8)	—	—	47	1,135	5	18	1,122
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	20	—	880	20	—	900
					Warrants	(8)	—	—	—	—	—	—	—
ATX Networks Corp.		L+	7.50%		Secured Debt	(6)	—	(102)	682	6,368	545	6,913	—
				10.00%	Unsecured Debt	(6)	—	(276)	1,135	2,614	1,135	3,749	—
					Common Stock	(6)	3,178	(3,290)	—	3,290	3,178	6,468	—
Barfly Ventures, LLC					Member Units	(5)	—	(93)	—	1,107	—	94	1,013
Batjer TopCo, LLC					Secured Debt	(8)	—	—	—	(1)	—	—	(1)
	11.00%				Secured Debt	(8)	—	—	36	1,205	2	50	1,157
					Preferred Stock	(8)	—	225	19	455	225	—	680
Brewer Crane Holdings, LLC	14.66%	L+	10.00%		Secured Debt	(9)	—	—	53	1,491	—	31	1,460
					Preferred Member Units	(9)	—	(130)	8	1,770	—	130	1,640
Centre Technologies Holdings, LLC		L+	9.00%		Secured Debt (12)	(8)	—	—	1	—	—	—	—
	13.75%	L+	9.00%		Secured Debt	(8)	—	—	130	3,731	2	—	3,733
					Preferred Member Units	(8)	—	150	8	2,170	150	—	2,320
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	—	1	—	—	—	—
	12.86%	SF+	8.00%		Secured Debt	(8)	—	(3)	137	4,236	3	3	4,236
					Member Units	(8)	—	(30)	71	5,728	—	28	5,700
					Member Units	(8)	—	30	6	678	30	—	708
Charps, LLC					Preferred Member Units	(5)	—	60	49	3,330	60	—	3,390
Clad-Rex Steel, LLC		SF+	9.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	13.79%	SF+	9.00%		Secured Debt	(5)	—	—	89	2,620	—	120	2,500
	10.00%				Secured Debt	(5)	—	—	7	260	—	2	258
					Member Units	(5)	—	(270)	13	2,060	—	270	1,790
					Member Units	(5)	—	55	—	152	55	—	207

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2023 Fair Value (13)
Cody Pools, Inc.	15.50%	L+	10.50%		Secured Debt (12)	(8)	—	2	11	273	3	80	196
	15.50%	L+	10.50%		Secured Debt	(8)	—	(7)	268	6,882	7	83	6,806
					Preferred Member Units	(8)	—	240	7	14,550	240	—	14,790
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	—	—	—	—	—
	12.00%				Secured Debt	(6)	—	—	181	5,729	9	79	5,659
					Preferred Member Units	(6)	—	(240)	(318)	2,290	—	240	2,050
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	—	25	25	—	50
	10.00%				Secured Debt	(8)	—	—	30	865	6	7	864
					Preferred Member Units	(8)	—	—	—	300	—	—	300
Digital Products Holdings LLC	14.75%	L+	10.00%		Secured Debt	(5)	—	—	144	3,878	5	82	3,801
					Preferred Member Units	(5)	—	—	13	2,459	—	—	2,459
Direct Marketing Solutions, Inc.					Secured Debt (12)	(9)	—	—	1	—	—	—	—
	14.00%				Secured Debt	(9)	—	(4)	189	5,352	4	84	5,272
					Preferred Stock	(9)	—	(130)	43	5,558	—	128	5,430
Flame King Holdings, LLC	11.25%	L+	6.50%		Secured Debt (12)	(9)	—	(1)	54	1,900	1	1	1,900
	13.75%	L+	9.00%		Secured Debt	(9)	—	(8)	188	5,300	8	8	5,300
					Preferred Equity	(9)	—	900	134	4,400	900	—	5,300
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	134	5,848	—	536	5,312
Gamber-Johnson Holdings, LLC		SF+	8.50%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	11.50%	SF+	8.50%		Secured Debt	(5)	—	(17)	474	16,020	17	217	15,820
					Member Units	(5)	—	2,117	393	12,720	2,120	—	14,840
GFG Group, LLC.	9.00%				Secured Debt	(5)	—	(4)	68	2,836	4	4	2,836
					Preferred Member Units	(5)	—	110	10	1,790	110	—	1,900
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	19	571	—	—	571
					Preferred Equity	(8)	—	—	—	950	—	—	950
					Member Units	(8)	—	—	—	—	—	—	—
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	—	113	—	4,331	113	508	3,936
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	199	5,093	53	—	5,146
	9.00%				Secured Debt	(5)	—	—	22	961	—	3	958
					Preferred Equity	(5)	—	—	—	1,800	—	—	1,800
					Member Units	(5)	—	(18)	7	713	—	18	695
Market Force Information, LLC	12.00%			12.00%	Secured Debt	(9)	—	(403)	—	403	—	403	—
					Member Units	(9)	—	—	—	—	—	—	—
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	238	49	1,137	238	29	1,346
					Preferred Member Units	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	36	1,436	—	—	1,436
					Common Stock	(6)	—	545	248	5,708	545	—	6,253
NexRev LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	11.00%				Secured Debt	(8)	—	249	81	2,119	255	157	2,217
					Preferred Member Units	(8)	—	470	33	280	470	—	750

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2023 Fair Value (13)
NuStep, LLC	11.25%	L+	6.50%		Secured Debt	(5)	—	—	31	1,100	—	—	1,100
	12.00%				Secured Debt	(5)	—	—	139	4,603	1	—	4,604
					Preferred Member Units	(5)	—	(100)	—	2,010	—	100	1,910
					Preferred Member Units	(5)	—	—	—	1,290	—	—	1,290
Oneliance, LLC	15.75%	L+	11.00%		Secured Debt	(7)	—	—	56	1,380	2	21	1,361
					Preferred Stock	(7)	—	—	—	264	—	—	264
Orttech Holdings, LLC		L+	11.00%		Secured Debt (12)	(5)	—	—	—	(2)	—	—	(2)
	15.75%	L+	11.00%		Secured Debt	(5)	—	—	236	5,814	9	200	5,623
					Preferred Stock	(5)	—	430	67	2,940	430	—	3,370
Robbins Bros. Jewelry, Inc.					Secured Debt (12)	(9)	—	—	1	(8)	1	—	(7)
	12.50%				Secured Debt	(9)	—	—	127	3,902	4	24	3,882
					Preferred Equity	(9)	—	(550)	—	1,650	—	550	1,100
SI East, LLC					Secured Debt (12)	(7)	—	—	2	—	—	—	—
	9.50%				Secured Debt	(7)	—	(55)	755	29,929	55	1,805	28,179
					Preferred Member Units	(7)	—	—	114	4,550	—	—	4,550
Sonic Systems International, LLC	12.26%	L+	7.50%		Secured Debt	(8)	—	(19)	583	18,425	19	19	18,425
					Common Stock	(8)	—	(60)	13	1,490	—	60	1,430
Student Resource Center, LLC	13.69%	L+	8.50%		Secured Debt	(6)	—	—	118	5,063	—	—	5,063
					Preferred Equity	(6)	—	—	—	—	—	—	—
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	14	460	—	—	460
	12.00%				Secured Debt	(9)	—	—	115	3,780	1	—	3,781
					Preferred Member Units	(9)	—	(202)	—	1,920	—	202	1,718
					Preferred Member Units	(9)	—	28	—	—	83	—	83
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	(1)	1	—	1	1	—
	12.00%				Secured Debt	(7)	—	(3)	63	1,980	3	3	1,980
					Common Stock	(7)	—	380	7	1,950	380	—	2,330
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	—	—	900	—	900
					Secured Debt	(8)	(1,366)	780	71	6,392	—	6,392	—
					Unsecured Convertible Debt	(8)	(175)	175	—	—	175	175	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	—	—	—	4,906	—	4,906
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	(1,104)	—	—	1,104	1,104	—
					Warrants	(8)	—	1,104	—	—	—	—	—
VVS Holdco, LLC		L+	6.00%		Secured Debt (12)	(5)	—	—	2	(5)	1	1	(5)
	11.50%				Secured Debt	(5)	—	—	230	7,421	11	—	7,432
					Preferred Equity	(5)	—	20	9	2,990	20	—	3,010

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2023 Fair Value (13)
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	(71)	(6,392)	(175)	(6,567)	—
Total Affiliate investments							$1,637	$1,321	$7,894	$277,000	$18,474	$24,633	$270,841
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2023 for affiliate investments located in this region was $94,403. This represented 15.5% of net assets as of March 31, 2023.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2023 for affiliate investments located in this region was $20,461. This represented 3.4% of net assets as of March 31, 2023.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2023 for affiliate investments located in this region was $38,664. This represented 6.4% of net assets as of March 31, 2023.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2023 for control investments located in this region was $49,318. This represented 8.1% of net assets as of March 31, 2023. The fair value as of March 31, 2023 for affiliate investments located in this region was $79,994. This represented 13.2% of net assets as of March 31, 2023.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(unaudited)

(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2023 for control investments located in this region was $588. This represented 0.1% of net assets as of March 31, 2023. The fair value as of March 31, 2023 for affiliate investments located in this region was $37,319. This represented 6.1% of net assets as of March 31, 2023.
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
(12)Investment has an unfunded commitment as of March 31, 2023 (see Note I). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                                              Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates
March 31, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2022 Fair Value
Control Investments
GRT Rubber Technologies LLC	8.23%	L+	8.00%		Secured Debt	(8)	$—	$(12)	$401	$19,152	$1	$—	$19,153
					Member Units	(8)	—	—	600	22,750	—	—	22,750
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	—	189	—	3,971	346	—	4,317
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	—	—	—	—	—	—
Copper Trail Energy Fund I, LP - CTMH					LP Interests (CTMH, LP)	(9)	—	—	—	710	—	—	710
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control investments							$—	$177	$1,001	$46,583	$347	$—	$46,930
Affiliate Investments
AFG Capital Group, LLC	10.00%				Secured Debt	(8)	$—	$—	$1	$36	$—	$22	$14
					Preferred Member Units	(8)	—	160	—	1,930	160	—	2,090
ASK (Analytical Systems Keco Holdings, LLC)	12.00%	L+	10.00%		Secured Debt	(8)	—	—	42	1,178	7	17	1,168
					Preferred Member Units	(8)	—	(140)	—	1,220	—	140	1,080
					Warrants	(8)	—	—	—	—	—	—	—
ATX Networks Corp.	8.50%	L+	7.50%		Secured Debt	(6)	—	235	—	7,121	235	96	7,260
	10.00%			10.00%	Unsecured Debt	(6)	—	84	74	1,977	159	—	2,136
Barfly Ventures, LLC					Preferred Member Units	(5)	—	40	—	643	40	—	683
Batjer TopCo, LLC	11.00%				Secured Debt	(8)	—	—	10	—	1,201	—	1,201
					Member Units	(8)	—	—	—	—	453	—	453
Brewer Crane Holdings, LLC	11.00%	L+	10.00%		Secured Debt	(9)	—	—	57	2,005	2	31	1,976
					Preferred Member Units	(9)	—	10	66	1,930	10	—	1,940
Centre Technologies Holdings, LLC	12.00%	L+	10.00%		Secured Debt	(8)	—	—	73	2,216	3	38	2,181
					Preferred Member Units	(8)	—	—	8	1,460	—	—	1,460
Chamberlin Holding LLC	9.00%	L+	8.00%		Secured Debt	(8)	—	(11)	110	4,454	11	45	4,420
					Member Units	(8)	—	(27)	78	6,415	—	27	6,388
Charps, LLC	10.00%				Unsecured Debt	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	20	52	3,500	20	—	3,520
Clad-Rex Steel, LLC	10.50%	L+	9.50%		Secured Debt	(5)	—	—	69	2,620	—	—	2,620
	10.00%				Secured Debt	(5)	—	—	7	268	—	2	266
					Member Units	(5)	—	20	87	2,693	20	1	2,712
Cody Pools, Inc.	12.25%	L+	10.50%		Secured Debt	(8)	—	4	234	7,181	649	640	7,190
					Preferred Member Units	(8)	—	—	172	11,910	—	—	11,910
Colonial Electric Company LLC	12.00%				Secured Debt	(6)	—	—	192	6,007	10	79	5,938
					Preferred Member Units	(6)	—	—	93	2,280	—	—	2,280
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	25	852	6	7	851
					Preferred Member Units	(8)	—	10	3	290	10	—	300
Digital Products Holdings LLC	11.00%	L+	10.00%		Secured Debt	(5)	—	—	120	4,186	6	83	4,109
					Preferred Member Units	(5)	—	—	13	2,459	—	—	2,459

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2022 Fair Value
Direct Marketing Solutions, Inc.	12.00%	L+	11.00%		Secured Debt	(9)	—	1	150	4,698	14	75	4,637
					Preferred Stock	(9)	—	1,020	86	4,590	1,020	—	5,610
Flame King Holdings, LLC	12.00%	L+	11.00%		Secured Debt	(9)	—	—	167	5,145	8	—	5,153
	7.50%	L+	6.50%		Secured Debt	(9)	—	—	35	1,581	301	—	1,882
					Preferred Equity	(9)	—	—	70	2,600	—	—	2,600
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	88	7,231	—	—	7,231
Gamber-Johnson Holdings, LLC	10.50%	L+	8.50%		Secured Debt	(5)	—	(1)	130	5,400	1	1	5,400
					Member Units	(5)	—	(1,151)	45	12,430	—	1,151	11,279
GFG Group, LLC.	12.00%				Secured Debt	(5)	—	(5)	99	3,136	5	5	3,136
					Preferred Member Units	(5)	—	—	63	1,750	—	—	1,750
Gulf Publishing Holdings, LLC	10.50%	L+	9.50%	5.25%	Secured Debt	(8)	—	—	1	64	—	—	64
	12.50%			6.25%	Secured Debt	(8)	—	(430)	53	2,429	—	429	2,000
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	446	(280)	—	4,712	—	280	4,432
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	155	5,040	9	—	5,049
	9.00%				Secured Debt	(5)	—	—	22	970	—	3	967
					Member Units	(5)	—	(20)	—	3,695	—	20	3,675
					Member Units	(5)	—	—	7	—	—	—	—
Market Force Information, LLC	12.00%	L+	11.00%		Secured Debt	(9)	—	—	3	2,234	3	—	2,237
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	(374)	68	1,484	2	394	1,092
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Oneliance, LLC					Preferred Stock	(7)	—	—	—	264	—	—	264
	12.00%	L+	11.00%		Secured Debt	(7)	—	—	44	1,374	1	—	1,375
Orttech Holdings, LLC	12.00%	L+	11.00%		Secured Debt	(5)	—	—	189	5,978	6	—	5,984
					Preferred Stock	(5)	—	—	48	2,500	—	—	2,500
Mystic Logistics Holdings, LLC	10.00%				Secured Debt	(6)	—	—	39	1,595	—	71	1,524
					Common Stock	(6)	—	555	142	2,210	554	—	2,764
NexRev LLC	11.00%				Secured Debt	(8)	—	—	215	3,510	6	54	3,462
					Preferred Member Units	(8)	—	—	5	670	—	—	670
NuStep, LLC	7.50%	L+	6.50%		Secured Debt	(5)	—	1	11	430	300	—	730
	12.00%				Secured Debt	(5)	—	—	126	4,310	—	—	4,310
					Preferred Member Units	(5)	—	—	—	3,380	—	1	3,379
Robbins Bros. Jewelry, Inc.	12.00%	L+	11.00%		Secured Debt	(9)	—	—	126	—	3,955	—	3,955
					Preferred Equity	(9)	—	—	16	—	1,230	—	1,230
SI East, LLC (Stavig)	10.25%				Secured Debt	(7)	—	106	569	21,950	—	102	21,848
					Preferred Member Units	(7)	—	320	30	3,860	320	—	4,180
Sonic Systems International, LLC	8.50%	L+	7.50%		Secured Debt	(8)	—	—	312	13,738	14	—	13,752
					Common Stock	(8)	—	(70)	13	1,250	—	70	1,180
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	142	4,013	157	—	4,170
					Preferred Member Units	(9)	—	—	—	2,145	—	—	2,145
Trantech Radiator Topco, LLC					Secured Debt	(7)	—	—	71	2,174	11	105	2,080
	12.00%				Common Stock	(7)	—	—	7	2,160	—	—	2,160
VVS Holdco, LLC	11.50%				Secured Debt	(5)	—	—	230	7,375	11	—	7,386

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2022 Fair Value
	7.00%	L+	6.00%		Secured Debt	(5)	—	—	5	292	—	99	193
					Preferred Equity	(5)	—	—	38	2,960	—	—	2,960
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Affiliate investments							$446	$77	$5,206	$234,158	$10,930	$4,088	$241,000
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
March 31, 2022
(dollars in thousands)
(unaudited)
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation the factors referenced in Item 1A entitled “Risk Factors” below in Part II of this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.
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
This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2022, and for the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.
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
On October 28, 2020, MSIF’s stockholders approved the appointment of MSC Adviser I, LLC (our “Adviser”), which is wholly-owned by Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as MSIF’s investment adviser and administrator under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (our “Investment Advisory Agreement”). In such role, the Adviser has the responsibility to manage the business of MSC Income Fund, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor MSC Income Fund’s investment portfolio and provide ongoing administrative services.

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
Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our,” the “Company” and “MSC Income Fund” refer to MSIF and its consolidated subsidiaries, which include the Taxable Subsidiaries and the Structured Subsidiaries.
OVERVIEW OF OUR BUSINESS
Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our Private Loan (as defined below), LMM and Middle Market investment strategies. Our private loan (“Private Loan”) investment strategy involves investments in companies that are consistent with the size of the companies in our LMM and Middle Market investment strategies. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million. Our Middle Market investment strategy involves investments in companies that are generally larger in size than our LMM companies, with annual revenues typically between $150 million and $1.5 billion. Our Private Loan, LMM and Middle Market investments generally range in size from $1 million to $20 million.
Private Loan investments primarily consist of debt securities that have primarily been originated directly by our Adviser or, to a lesser extent, by our Adviser through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are typically similar in structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. We may also invest along side with Main Street and the private equity sponsor in the equity securities of our Private Loan portfolio companies.
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
We have received an exemptive order from the SEC permitting co-investments among us, Main Street and other funds and clients advised by our Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with, and in the future intend to continue to make co-investments with Main Street and other funds and clients advised by our Adviser, in accordance with the conditions of the order. The order requires, among other things, that we and our Adviser consider whether each such investment opportunity is appropriate for us and the other funds and clients advised by our Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because our Adviser is wholly-owned by Main Street and is not managing our investment activities as its sole activity, this may provide our Adviser an incentive to allocate opportunities to other participating funds and clients instead of us. However, our Adviser has policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors. In addition to the co-investment program described above, we also co-invest in syndicated deals and other transactions where price is the only negotiated point by us and our affiliates.
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the Private Loan, LMM and Middle Market portfolios as of March 31, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, which are discussed further below):

	As of March 31, 2023
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	71	49	20
Fair value	$567.7	$362.2	$109.5
Cost	$571.9	$316.6	$150.7
Debt investments as a % of portfolio (at cost)	96.3%	71.6%	94.7%
Equity investments as a % of portfolio (at cost)	3.7%	28.4%	5.3%
% of debt investments at cost secured by first priority lien	99.4%	100.0%	100.0%
Weighted-average annual effective yield (b)	12.6%	12.5%	12.4%
Average EBITDA (c)	$36.9	$8.9	$80.0
__________________
(a)At March 31, 2023, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of March 31, 2023 including debt investments on non-accrual status was 12.2% for our Private Loan portfolio, 12.1% for our LMM portfolio and 11.3% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including one Private

Loan portfolio company and one LMM portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
________________
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
For the three months ended March 31, 2023 and 2022, we achieved an annualized total return on investments of 11.4% and 10.3%, respectively. For the year ended December 31, 2022, we achieved a total return on investments of 9.1%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of March 31, 2023, we had Other Portfolio investments in four companies, collectively totaling $27.7 million in fair value and $23.7 million in cost basis and which comprised 2.6% and 2.2% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, we had Other Portfolio investments in four companies, collectively totaling $29.0 million in fair value and $24.7 million in cost basis and which comprised 2.7% and 2.3% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both March 31, 2023 and December 31, 2022, our Investment Portfolio valued at fair value represented 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of March 31, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Fee Income
We may periodically provide services, including structuring and advisory services to our portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, fee income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are generally deferred and accreted into income over the life of the financing.
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2023 and 2022, (i) 3.8% and 1.8%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1% and 1.8%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of March 31, 2023 and December 31, 2022 (this information excludes Other Portfolio investments).

Cost:	March 31, 2023	December 31, 2022
First lien debt	88.2%	88.5%
Equity	11.4	10.8
Second lien debt	0.3	0.3
Equity warrants	0.1	0.2
Other	—	0.2
	100.0%	100.0%

Fair Value:	March 31, 2023	December 31, 2022
First lien debt	80.9%	81.4%
Equity	18.7	17.9
Second lien debt	0.3	0.3
Equity warrants	0.1	0.1
Other	—	0.3
	100.0%	100.0%
Our Private Loan, LMM and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in our Investment Portfolio. Please see Item 1A. Risk Factors — Risks Related to our Investments contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a more complete discussion of the risks involved with investing in our Investment Portfolio.
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
As of March 31, 2023, our total Investment Portfolio had seven investments on non-accrual status, which comprised 0.7% of its fair value and 4.6% of its cost. As of December 31, 2022, our total Investment Portfolio had seven investments on non-accrual status, which comprised 0.8% of its fair value and 4.8% of its cost.

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
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2023 and 2022
Set forth below is a comparison of the results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Total investment income	$31,046	$23,401	$7,645	33%
Total expenses, net of expense waivers	(16,938)	(10,708)	(6,230)	58%
Net investment income	14,108	12,693	1,415	11%
Total net realized gain from investments	3,432	253	3,179	NM
Total net unrealized appreciation (depreciation) from investments	(4,139)	3,731	(7,870)	NM
Income tax provision	(1,170)	(464)	(706)	NM
Net increase in net assets resulting from operations	$12,231	$16,213	$(3,982)	(25)%
_________________
NM — Net Change % not meaningful
Investment Income
Total investment income for the three months ended March 31, 2023 was $31.0 million, a 33% increase from the $23.4 million of total investment income for the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended March 31,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest income	$28,932	$20,069	$8,863	44%	(a)
Dividend income	1,559	2,793	(1,234)	(44)%	(b)
Fee income	555	539	16	3%
Total investment income	$31,046	$23,401	$7,645	33%	(c)
_________________
(a)The increase in interest income was primarily due to an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates, which are primarily the London Interbank Offered Rate (“LIBOR”) and the Secured Overnight Financing Rate (“SOFR”), and increased accelerated OID income.
(b)The decrease in dividend income from Investment Portfolio equity investments was primarily a result of lower dividend income from a variety of portfolio companies.
(c)The increase in total investment income includes a net increase of $1.2 million in the impact of certain income considered to be less consistent or non-recurring, resulting from an increase in total accelerated prepayment and other activity related to certain Investment Portfolio debt investments.

Expenses
Total expenses, net of expense waivers, for the three months ended March 31, 2023 were $16.9 million, a 58% increase from $10.7 million in the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended March 31,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest expense	$8,334	$4,529	$3,805	84%	(a)
Base management fees	4,855	4,990	(135)	(3)%
Incentive fees	2,720	—	2,720	NM	(b)
Internal administrative services fees	2,038	1,181	857	73%
General and administrative	880	1,038	(158)	(15)%
Total expenses before expense waivers	18,827	11,738	7,089	60%
Waiver of internal administrative services expenses	(1,889)	(1,030)	(859)	83%
Total expenses	$16,938	$10,708	$6,230	58%
_________________
(a)The increase in interest expense was primarily related to higher floating interest rates on our Credit Facilities (as defined in the Liquidity and Capital Resources section below) based upon the increases in bench market index rates.
(b)The increase in incentive fees was due to the increased Pre-Incentive Fee Net Investment Income resulting from MSC Income Fund’s improved operating results in the first quarter of 2023.
Net Investment Income
Net investment income for the three months ended March 31, 2023 increased to $14.1 million, or $0.18 per share, compared to net investment income of $12.7 million, or $0.16 per share, for the corresponding period of 2022. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by the increase in total expenses, both as discussed above.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized gain on investments of $3.4 million for the three months ended March 31, 2023.

	Three Months Ended March 31, 2023
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$868	1	$—	—	$—	—	$(2)	$866
LMM portfolio	—	—	—	—	(1,542)	1	—	(1,542)
Middle Market portfolio	3,480	2	—	—	—	—	(3)	3,477
Other Portfolio	—	—	631	1	—	—	—	631
Total net realized gain/(loss)	$4,348	3	$631	1	$(1,542)	1	$(5)	$3,432
_________________
(a)Other activity includes realized gains and losses from transactions involving three portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized depreciation of $4.1 million for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Private Loan	LMM(a)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$1	$1,399	$(3,175)	$(631)	$(2,406)
Net unrealized appreciation (depreciation) relating to portfolio investments	(897)	4,011	(5,115)	268	(1,733)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(896)	$5,410	$(8,290)	$(363)	$(4,139)
_________________
(a)Includes unrealized appreciation on 17 LMM portfolio investments and unrealized depreciation on 12 LMM portfolio investments.
Income Tax Provision
The income tax provision for the three months ended March 31, 2023 of $1.2 million principally consisted of (i) a current tax provision of $0.3 million related to a $0.1 million provision for excise tax on our estimated undistributed taxable income and $0.2 million provision for current federal and state income taxes and (ii) a deferred tax provision of $0.9 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences.

The income tax provision for the three months ended March 31, 2022 of $0.5 million principally consisted of a current tax provision of $0.3 million related to a $0.2 million provision for excise tax on our estimated undistributed taxable income and $0.1 million provision for current state income taxes.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended March 31, 2023 was $12.2 million, or $0.15 per share, compared with a net increase in net assets of $16.2 million, or $0.20 per share, during the three months ended March 31, 2022. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the three months ended March 31, 2023, we realized a net increase in cash and cash equivalents of $6.0 million as the result of $16.5 million of cash provided by our operating activities, partially offset by $10.5 million of cash used in our financing activities.
The $16.5 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $30.0 million from the sales and repayments of debt investments and sales of and return of capital from equity investments, (ii) cash flows that we generated from the operating profits earned totaling $9.8 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs and (iii) cash proceeds of $1.7 million related to the change in other assets and liabilities, partially offset by the funding of new portfolio investments of $25.0 million.
The $10.5 million used in financing activities principally consisted of (i) $8.4 million in cash dividends paid to stockholders and (ii) $4.0 million for the repurchase of common stock, partially offset by $2.0 million net cash proceeds related to our TIAA Credit Facility and JPM SPV Facility (together, the “Credit Facilities”).
Share Repurchase Program
On March 31, 2020, our Board of Directors unanimously approved a temporary suspension of the share repurchase program commencing with the second quarter of 2020. Our Board of Directors determined that it was the best interest of the Company to suspend the share repurchase program in order to preserve the financial flexibility and liquidity given the prolonged impact of COVID-19.
On March 2, 2021, our Board of Directors unanimously approved the reinstatement of the share repurchase program commencing in April 2021 with repurchases effectuated via tender offers, and we have conducted quarterly tender offers pursuant to the share repurchase program since then. The quarterly tender offers are generally equal to 90% of the aggregate dividend reinvestment plan proceeds resulting from dividend payments. See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II of this Quarterly Report on Form 10-Q for more information regarding repurchases of our common stock during the three months ended March 31, 2023.
Capital Resources
As of March 31, 2023, we had $27.3 million in cash and cash equivalents and $166.3 million of unused capacity under the Credit Facilities, which we maintain to support our investment and operating activities. As of March 31, 2023, our NAV totaled $608.3 million, or $7.59 per share.
As of March 31, 2023, we had $106.0 million outstanding and $59.0 million of undrawn commitments under our TIAA Credit Facility and $217.7 million outstanding and $107.3 million of undrawn commitments under our JPM SPV Facility, both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In October 22, 2021, we issued $77.5 million in aggregate principal amount of our 4.04% Series A Senior Notes due 2026 (the “Series A Notes”) and we issued an additional $72.5 million of Series A Notes on January 21, 2022. For more information on our Series A Notes, including key terms and financial covenants, refer to Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
We closed our continuous follow-on public offering of shares to new investors effective September 2017. As such, our ability to raise additional equity is limited.
As a BDC, we generally are required to maintain a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met in the future). This requirement limits the amount that we may borrow. As of March 31, 2023, our BDC asset coverage ratio was 228%. The combination of these factors limits our access to capital to fund future investment activities or operating requirements, including our ability to grow the Investment Portfolio. We anticipate that we will continue to fund our investment activities and operating requirements through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, including cash proceeds from the repayments and from the sales of investments in our portfolio companies, and utilization of available borrowings under our Credit Facilities. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and share repurchases under our share repurchase program.
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
Recently Issued or Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.11. — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Standards included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At March 31, 2023, we had a total of $65.7 million in outstanding commitments comprised of (i) 67 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of March 31, 2023, we had $473.7 million in total borrowings outstanding under our Credit Facilities and Series A Notes. The TIAA Credit Facility will mature on March 1, 2026. The JPM SPV Facility will mature on February 3, 2025. The Series A Notes will mature on October 30, 2026. See further discussion of the terms of our Credit Facilities, Series A Notes and other debt in Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2023 is as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(dollars in thousands)
JPM SPV Facility(1)	$—	$—	$217,688	$—	$—	$—	$217,688
Series A Notes	—	—	—	150,000	—	—	150,000
Interest due on Series A Notes	6,060	6,060	6,060	6,060	—	—	24,240
TIAA Credit Facility(2)	—	—	—	106,000	—	—	106,000
Total	$6,060	$6,060	$223,748	$262,060	$—	$—	$497,928
_________________
(1)As of March 31, 2023, $107.3 million remained available to borrow under the JPM SPV Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the JPM SPV Facility and the 1940 Act, as discussed above.
(2)As of March 31, 2023, $59.0 million remained available to borrow under the TIAA Credit Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the TIAA Credit Facility and the 1940 Act, as discussed above.
Related Party Transactions and Agreements
We have entered into agreements with our Adviser and/or certain of its affiliates and other parties whereby we pay certain fees and reimbursements to these entities. These included payments for selling commissions and fees and for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution and management of our investments and also the management of our day-to-day operations provided to us by our Adviser, pursuant to various agreements that we have entered into. See Note J — Related Party Transactions included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding these related party transactions and agreements.
Recent Developments
On May 1, 2023, we sold 255,754 shares of our common stock to Main Street at $7.82 per share, the price at which we issued new shares in connection with reinvestments of the May 1, 2023 dividend pursuant to the DRIP, for total proceeds to us of $2.0 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and was unanimously approved by the Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of us or our Adviser.
On May 1, 2023, we repurchased 558,444 shares of our common stock validly tendered and not withdrawn on the terms set forth in our tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on May 4, 2023. The shares were repurchased at a price of $7.67 per share, which was our NAV per share as of May 1, 2023, for an aggregate purchase price of $4.3 million (an amount equal to 90% of the proceeds we received from the issuance of shares under our DRIP from our May 1, 2023 dividend payment).
On May 11, 2023, our Board of Directors declared a quarterly cash dividend of $0.175 per share payable August 1, 2023 to stockholders of record as of June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including LIBOR, SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Risk Factors — Risks Related to our Investments — The interest rates of some of our investments are priced using a spread over LIBOR, which will be phased out in the future., Risk Factors — Risks Related to our Business and Structure — We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments. and Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us. included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for more information regarding risks associated with our debt investments and borrowings that utilize LIBOR, SOFR or Prime as a reference rate.
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2023, 82% of our debt Investment Portfolio (at cost) bore interest at floating rates, 93% of which were subject to contractual minimum interest rates. As of March 31, 2023, 32% of our debt obligations bore interest at fixed rates. Our interest expense associated with our Credit Facilities will be affected by changes in the published LIBOR or SOFR rates, as applicable. However, the interest rates on our outstanding Series A Notes due 2026 (the “Series A Notes”) are fixed for the life of such debt. As of March 31, 2023, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company intends to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2023.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(15,480)	$6,474	$(9,006)	$(0.11)
(175)	(13,581)	5,665	(7,916)	(0.10)
(150)	(11,683)	4,855	(6,828)	(0.09)
(125)	(9,787)	4,046	(5,741)	(0.07)
(100)	(7,890)	3,237	(4,653)	(0.06)
(75)	(5,993)	2,428	(3,565)	(0.04)
(50)	(4,096)	1,618	(2,478)	(0.03)
(25)	(2,199)	809	(1,390)	(0.02)
25	1,598	(809)	789	0.01
50	3,492	(1,618)	1,874	0.02
75	5,389	(2,428)	2,961	0.04
100	7,286	(3,237)	4,049	0.05
125	9,183	(4,046)	5,137	0.06
150	11,080	(4,855)	6,225	0.08
175	12,977	(5,665)	7,312	0.09
200	14,874	(6,474)	8,400	0.10
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of March 31, 2023, the analysis does not take into consideration future changes in the credit market, credit quality, or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all LIBOR, SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual LIBOR, SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly while our TIAA Credit Facility and our JPM SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
You should carefully consider the risks described below and all other information contained in this Quarterly Report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that we filed with the SEC on March 14, 2023, which could materially affect our business, financial condition and/or operating results.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits
Our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. While financial markets recently have encountered volatility associated with concerns about the balance sheets of certain banking institutions and the FDIC has taken control of certain such banks, we have not had any accounts with such banks and therefore have not experienced any direct risk of loss. In addition, our indirect exposure to such banks through our portfolio companies was determined to be immaterial. Any material loss, individually or in the aggregate, from a failed banking relationship above FDIC insurance limits that we may experience in the future, or any inability to access funds pursuant to lending arrangements with such financial institution, could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts, or lending arrangements to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences. In addition, if any of our portfolio companies are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such portfolio company’s ability to pay their obligations or make distributions to us could be adversely affected. Continued strain on the banking system may adversely impact our business, financial condition and result of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the three months ended March 31, 2023, we issued 564,377 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended March 31, 2023 under the DRIP was $4.4 million.

Issuer Purchases of Equity Securities
The following chart summarizes repurchases of our common stock for the three months ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2023	519,489	$7.67	519,489	N/A
February 1 through February 28, 2023	—	—	—	—
March 1 through March 31, 2023	—	—	—	—
Total	519,489		519,489

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1
Seventh Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 27, 2023, by and among the Registrant, the Guarantors party thereto, the lenders party thereto and TIAA, FSB.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2023, filed with the SEC on May 12, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) the Consolidated Statements of Changes in Net Assets for the periods ended March 31, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) the Consolidated Schedule of Investments for the periods ended March 31, 2023 and December 31, 2022, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the three months ended March 31, 2023 and 2022.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.

Date: May 12, 2023	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

Date: May 12, 2023	/s/ JESSE E. MORRIS
Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)

Date: May 12, 2023	/s/ CORY E. GILBERT
Cory E. Gilbert
Vice President and Chief Accounting Officer
(principal accounting officer)