Form 10-Q
period 2023-06-30
MSC INCOME FUND, INC.
filed 2023-08-11
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of August 11, 2023 was 80,446,869.

MSC INCOME FUND, INC.

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Investments at fair value:
Control investments (cost: $30,923 and $31,120 as of June 30, 2023 and December 31, 2022, respectively)	$49,408	$50,303
Affiliate investments (cost: $233,187 and $241,565 as of June 30, 2023 and December 31, 2022, respectively)	278,251	277,000
Non‑Control/Non‑Affiliate investments (cost: $782,432 and $787,201 as of June 30, 2023 and December 31, 2022, respectively)	758,759	740,840
Total investments (cost: $1,046,542 and $1,059,886 as of June 30, 2023 and December 31, 2022, respectively)	1,086,418	1,068,143
Cash and cash equivalents	30,061	21,312
Interest and dividend receivable	10,443	11,917
Receivable for securities sold	1,340	464
Deferred financing costs (net of accumulated amortization of $3,020 and $2,413 as of June 30, 2023 and December 31, 2022, respectively)	2,313	2,908
Prepaids and other assets	2,426	2,420
Total assets	$1,133,001	$1,107,164
LIABILITIES
Credit Facilities	$337,688	$321,688
Series A Notes due 2026 (par: $150,000 as of both June 30, 2023 and December 31, 2022)	149,006	148,856
Accounts payable and other liabilities	326	1,292
Interest payable	6,623	5,443
Dividend payable	14,009	12,816
Management and incentive fees payable	8,511	7,042
Deferred tax liability, net	3,055	362
Total liabilities	519,218	497,499
Commitments and contingencies (Note I)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 80,049,691 and 80,105,999 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	80	80
Additional paid‑in capital	684,831	684,165
Total overdistributed earnings	(71,128)	(74,580)
Total net assets	613,783	609,665
Total liabilities and net assets	$1,133,001	$1,107,164
NET ASSET VALUE PER SHARE	$7.67	$7.61
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$708	$1,039	$1,517	$2,040
Affiliate investments	7,405	5,852	15,299	11,058
Non‑Control/Non‑Affiliate investments	25,115	17,448	47,458	34,642
Total investment income	33,228	24,339	64,274	47,740
EXPENSES:
Interest	(8,862)	(5,299)	(17,196)	(9,827)
Base management fees	(4,912)	(4,955)	(9,767)	(9,945)
Incentive fees	(3,599)	—	(6,319)	—
Internal administrative services expenses	(2,545)	(1,302)	(4,584)	(2,483)
General and administrative	(1,306)	(1,037)	(2,185)	(2,075)
Total expenses before expense waivers	(21,224)	(12,593)	(40,051)	(24,330)
Waiver of internal administrative services expenses	2,394	1,149	4,283	2,179
Total expenses, net of expense waivers	(18,830)	(11,444)	(35,768)	(22,151)
NET INVESTMENT INCOME	14,398	12,895	28,506	25,589
NET REALIZED GAIN (LOSS):
Control investments	1,046	—	1,677	—
Affiliate investments	(8,823)	333	(7,186)	779
Non‑Control/Non‑Affiliate investments	(21,075)	39	(19,912)	(154)
Total net realized gain (loss)	(28,852)	372	(25,421)	625
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(12)	1,207	(698)	1,385
Affiliate investments	16,367	415	17,688	492
Non‑Control/Non‑Affiliate investments	19,402	(12,371)	14,628	(8,894)
Total net unrealized appreciation (depreciation)	35,757	(10,749)	31,618	(7,017)
INCOME TAXES:
Federal and state income, excise and other taxes	(214)	(638)	(524)	(981)
Deferred taxes	(1,833)	(57)	(2,693)	(178)
Income tax provision	(2,047)	(695)	(3,217)	(1,159)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$19,256	$1,823	$31,486	$18,038
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.18	$0.16	$0.36	$0.32
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.24	$0.02	$0.39	$0.23
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	80,299,938	79,968,597	80,218,416	79,915,291
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2021	79,826,605	$80	$682,426	$(69,336)	$613,170
Dividend reinvestment	533,062	—	4,212	—	4,212
Common stock repurchased	(489,031)	—	(3,790)	—	(3,790)
Net increase resulting from operations	—	—	—	16,213	16,213
Dividends to stockholders	—	—	—	(13,178)	(13,178)
Balances at March 31, 2022	79,870,636	$80	$682,848	$(66,301)	$616,627
Issuance of common stock	94,697	—	750	—	750
Dividend reinvestment	582,453	1	4,612	—	4,613
Common stock repurchased	(536,065)	(1)	(4,151)	—	(4,152)
Net increase resulting from operations	—	—	—	1,823	1,823
Dividends to stockholders	—	—	—	(12,802)	(12,802)
Balances at June 30, 2022	80,011,721	$80	$684,059	$(77,280)	$606,859

Balances at December 31, 2022	80,105,999	$80	$684,165	$(74,580)	$609,665
Dividend reinvestment	564,377	1	4,413	—	4,414
Common stock repurchased	(519,489)	(1)	(3,984)	—	(3,985)
Net increase resulting from operations	—	—	—	12,231	12,231
Dividends to stockholders	—	—	—	(14,026)	(14,026)
Balances at March 31, 2023	80,150,887	$80	$684,594	$(76,375)	$608,299
Issuance of common stock	255,754	—	2,000	—	2,000
Dividend reinvestment	608,618	1	4,759	—	4,760
Common stock repurchased	(965,568)	(1)	(6,522)	—	(6,523)
Net increase resulting from operations	—	—	—	19,256	19,256
Dividends to stockholders	—	—	—	(14,009)	(14,009)
Balances at June 30, 2023	80,049,691	$80	$684,831	$(71,128)	$613,783
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$31,486	$18,038
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Investments in portfolio companies	(112,086)	(120,049)
Proceeds from sales and repayments of debt investments in portfolio companies	95,363	104,933
Proceeds from sales and return of capital of equity investments in portfolio companies	11,451	1,872
Net unrealized (appreciation) depreciation	(31,618)	7,017
Net realized (gain) loss on the sale of portfolio investments	25,421	(625)
Amortization of deferred financing costs	757	697
Amortization of deferred offering costs	63	—
Accretion of unearned income	(4,521)	(2,622)
Payment-in-kind interest	(3,073)	(1,434)
Cumulative dividends	(86)	(506)
Deferred tax provision	2,693	178
Changes in other assets and liabilities:
Interest and dividend receivable	1,474	2,753
Prepaid and other assets	(6)	484
Management and incentive fees payable	1,469	(231)
Interest payable	1,180	885
Accounts payable and other liabilities	(966)	(1,038)
Net cash provided by operating activities	19,001	10,352
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,000	750
Redemption of common stock	(10,508)	(7,942)
Payment of offering costs	(63)	—
Dividends paid	(17,671)	(16,329)
Proceeds from Credit Facilities	74,000	66,000
Repayments on Credit Facilities	(58,000)	(141,000)
Proceeds from Series A Notes due 2026	—	72,500
Payment of deferred financing costs	(10)	(149)
Net cash used in financing activities	(10,252)	(26,170)
Net increase (decrease) in cash and cash equivalents	8,749	(15,818)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,312	25,813
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,061	$9,995

Supplemental cash flow disclosures:
Interest paid	$15,261	$5,788
Taxes paid	$1,716	$1,562
Non-cash financing activities:
Dividends declared and unpaid	$14,009	$11,974
Value of shares issued pursuant to the DRIP	$9,174	$8,825

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	07/17/2017	38.8%							$713	$588

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		11.17%	L+	6.00%		12/21/2023	640	632	640
			Secured Debt		12/19/2014		13.17%	L+	8.00%		10/29/2026	19,944	19,779	19,944
			Member Units		12/19/2014	2,896							6,435	21,890
													26,846	42,474
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (24)	10/01/2017	49.3%							3,364	6,346

Subtotal Control Investments (8.0% of net assets at fair value)													$30,923	$49,408
Affiliate Investments (6)
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9) (37)	08/16/2019			L+	10.00%		8/16/2024	$—	$(2)	$(2)
			Secured Debt	(9)	08/16/2019		15.25%	L+	10.00%		8/16/2024	1,131	1,110	1,110
			Preferred Member Units		08/16/2019	800	14.13%						800	—
			Preferred Member Units		05/20/2021	607							607	1,020
			Warrants	(27)	08/16/2019	105					8/16/2029		79	—
													2,594	2,128
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12							528	1,013

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(37)	03/07/2022						3/7/2027	—	(1)	—
			Secured Debt		03/07/2022		10.00%				3/7/2027	1,175	1,158	1,175
			Preferred Stock	(8)	03/07/2022	453							455	680
													1,612	1,855
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	01/09/2018		15.17%	L+	10.00%		1/9/2024	1,429	1,429	1,413
			Preferred Member Units	(8)	01/09/2018	737							1,070	1,590
													2,499	3,003

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (37)	01/04/2019			L+	9.00%		1/4/2026	—	—	—
		Secured Debt	(9)	01/04/2019		14.25%	L+	9.00%		1/4/2026	3,758	3,735	3,758
		Preferred Member Units		01/04/2019	3,327							1,531	2,600
												5,266	6,358
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25) (37)	02/26/2018			SF+	6.00%		2/26/2026	—	(16)	—
		Secured Debt	(9) (25)	02/26/2018		13.36%	SF+	8.00%		2/26/2026	4,102	4,099	4,102
		Member Units	(8)	02/26/2018	1,087							2,860	5,990
		Member Units	(8) (23)	11/02/2018	261,786							443	708
												7,386	10,800
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	02/03/2017	457							491	3,450

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt		12/20/2016		11.50%				1/15/2024	2,430	2,430	2,409
		Secured Debt		12/20/2016		10.00%				12/20/2036	258	256	256
		Member Units	(8)	12/20/2016	179							1,820	1,600
		Member Units	(23)	12/20/2016	200							127	282
												4,633	4,547
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(37)	03/06/2020						12/17/2026	—	(2)	—
		Secured Debt		03/06/2020		12.50%				12/17/2026	7,871	7,843	7,871
		Preferred Member Units	(8) (23)	03/06/2020	147							2,079	16,280
												9,920	24,151
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(37)	03/31/2021						3/31/2026	—	—	—
		Secured Debt		03/31/2021		12.00%				3/31/2026	5,670	5,589	5,512
		Preferred Member Units		06/27/2023	240							240	600
		Preferred Member Units		03/31/2021	4,320							1,920	1,920
												7,749	8,032
Datacom, LLC	Technology and Telecommunications Provider
		Secured Debt		03/01/2022		7.50%				12/31/2025	80	79	79
		Secured Debt		03/31/2021		10.00%				12/31/2025	943	891	862
		Preferred Member Units	(8)	03/31/2021	1,000							290	260

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													1,260	1,201
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9) (25)	04/01/2018		15.25%	SF+	10.00%		4/27/2026	3,718	3,683	3,683
			Preferred Member Units	(8)	04/01/2018	964							2,375	2,459
													6,058	6,142
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(37)	02/13/2018						2/13/2026	—	(4)	—
			Secured Debt		12/27/2022		13.00%				2/13/2026	5,189	5,153	5,189
			Preferred Stock	(8)	02/13/2018	2,100							2,100	5,840
													7,249	11,029
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	2,340							2,600	6,090

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	07/31/2015	6.0%							5,767	5,312

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (25) (36) (37)	06/24/2016			SF+	8.50%		1/1/2028	—	—	—
			Secured Debt	(9) (25) (36)	12/15/2022		11.00%	SF+	8.00%		1/1/2028	14,920	14,691	14,920
			Member Units	(8)	06/24/2016	2,261							4,423	17,540
													19,114	32,460
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		03/31/2021		9.00%				3/31/2026	2,836	2,788	2,836
			Preferred Member Units	(8)	03/31/2021	56							1,225	2,080
													4,013	4,916
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (37)	09/29/2017			L+	9.50%		7/1/2027	—	—	—
			Secured Debt		07/01/2022		12.50%				7/1/2027	600	600	571
			Preferred Equity		07/01/2022	15,930							1,400	950
			Member Units		04/29/2016	920							920	—
													2,920	1,521
Harris Preston Fund Investments	(12) (13)	Investment Partnership

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			LP Interests (HPEP 3, L.P.)	(8) (24)	08/09/2017	8.2%							2,050	4,106

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt	(37)	06/21/2023						6/21/2028	—	(30)	(30)
			Secured Debt		06/21/2023		13.00%				6/21/2028	9,426	9,148	9,148
			Common Equity		06/21/2023	3,774							3,774	3,774
													12,892	12,892
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		04/07/2023	6,436,566							6,540	6,540

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	08/20/2021		13.04%	L+	7.50%		8/20/2026	18,425	18,181	18,199
			Common Stock		08/20/2021	11,647							1,584	960
													19,765	19,159
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	5,150	5,129	5,147
			Secured Debt		10/31/2018		9.00%				10/31/2048	965	956	956
			Preferred Equity		10/31/2018	145							3,060	1,930
			Member Units	(8) (23)	10/31/2018	200							248	695
													9,393	8,728
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt	(17)	08/31/2015		13.00%				12/31/2022	1,490	1,490	1,376
			Preferred Member Units		03/15/2019	16,500							1,100	—
			Preferred Member Units		09/01/2015	1,000							1,500	—
													4,090	1,376
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(37)	08/18/2014						1/31/2024	—	—	—
			Secured Debt		08/18/2014		10.00%				1/31/2024	1,436	1,436	1,436
			Common Stock	(8)	08/18/2014	1,468							680	6,788
													2,116	8,224
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt	(37)	02/28/2018						2/28/2025	—	—	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		02/28/2018		10.00%				2/28/2025	2,453	2,427	2,092
			Preferred Member Units	(8)	02/28/2018	25,786,046							2,053	860
													4,480	2,952
NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	01/31/2017		11.75%	L+	6.50%		1/31/2025	1,100	1,098	1,100
			Secured Debt		01/31/2017		12.00%				1/31/2025	4,610	4,606	4,606
			Preferred Member Units		01/31/2017	102							2,550	2,100
			Preferred Member Units		11/02/2022	515							515	1,290
													8,769	9,096
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9)	08/06/2021		16.25%	L+	11.00%		8/6/2026	1,380	1,363	1,356
			Preferred Stock		08/06/2021	282							282	282
													1,645	1,638
Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9) (37)	07/30/2021			L+	11.00%		7/31/2026	—	(2)	—
			Secured Debt	(9)	07/30/2021		16.25%	L+	11.00%		7/31/2026	5,700	5,628	5,700
			Preferred Stock	(8) (23)	07/30/2021	2,500							2,500	4,140
													8,126	9,840
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(37)	12/15/2021						12/15/2026	—	(7)	(7)
			Secured Debt		12/15/2021		12.50%				12/15/2026	3,890	3,836	3,814
			Preferred Equity		12/15/2021	1,230							1,230	680
													5,059	4,487
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt	(37)	08/31/2018						6/16/2028	—	—	—
			Secured Debt		06/16/2023		12.78%				6/16/2028	18,179	18,000	18,179
			Preferred Member Units	(8)	08/31/2018	55							508	5,260
													18,508	23,439
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		12/31/2022		8.50%			8.50%	12/31/2027	5,793	5,300	5,300
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,300	5,300
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt		08/31/2018		12.00%				8/31/2023	460	460	460
			Secured Debt		08/31/2018		12.00%				8/31/2023	3,800	3,799	3,783
			Preferred Member Units		08/31/2018	136							2,311	1,573

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units		02/01/2023	888							89	133
													6,659	5,949
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(37)	05/31/2019						5/31/2024	—	(2)	—
			Secured Debt		05/31/2019		12.00%				5/31/2024	1,980	1,967	1,980
			Common Stock	(8)	05/31/2019	154							1,164	2,940
													3,129	4,920
Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		03/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		01/26/2015	2,090,001							6,000	—
			Preferred Member Units		03/31/2023	2,184,683							4,906	4,600
			Preferred Member Units		03/31/2023	61,077							—	—
			Common Stock		03/31/2023	772,620							1,104	—
													12,910	5,500
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (23) (37)	12/01/2021			L+	6.00%		12/1/2023	—	(2)	(2)
			Secured Debt	(23)	12/01/2021		11.50%				12/1/2026	7,289	7,139	7,139
			Preferred Equity	(8) (23)	12/01/2021	2,960							2,960	2,960
													10,097	10,097
Subtotal Affiliate Investments (45.3% of net assets at fair value)													$233,187	$278,251
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		01/31/2023		18.00%			18.00%	6/25/2025	$136	$134	$128
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	4,569	4,401	4,317
			Common Stock		12/11/2020	593,927							3,148	—
			Warrants	(27)	12/11/2020	197,717					12/11/2025		—	—
													7,683	4,445
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (37)	09/06/2022			P+	5.00%		9/6/2028	—	(22)	(22)
			Secured Debt	(9) (25) (28) (37)	09/06/2022			SF+	6.00%		9/6/2028	—	(47)	(39)
			Secured Debt	(9) (25)	09/06/2022		11.20%	SF+	6.00%		9/6/2028	3,092	3,012	3,092
													2,943	3,031
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9) (25) (37)	06/07/2023			SF+	7.50%		6/7/2028	—	(8)	(8)
			Secured Debt	(9) (25)	06/07/2023		12.85%	SF+	7.50%		6/7/2028	12,073	11,964	11,964

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Warrants	(40)	06/07/2023	14,953					2/15/2028		—	—
													11,956	11,956
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (25) (36)	03/11/2022		10.00%	SF+	7.00%		3/11/2027	847	847	833
			Secured Debt	(9) (25) (36)	03/11/2022		10.00%	SF+	7.00%		3/11/2027	2,673	2,667	2,673
													3,514	3,506
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9) (25)	03/29/2021		10.94%	SF+	5.75%		3/19/2026	8,875	8,768	8,470

AMEREQUIP LLC.	(10)	Full Service Provider of Comprehensive Commercial Production Services, Including the Design, Engineering, and Manufacturing of Products It
			Secured Debt	(9) (25) (37)	08/31/2022			SF+	7.40%		8/31/2027	—	—	—
			Secured Debt	(9) (25)	08/31/2022		12.70%	SF+	7.40%		8/31/2027	2,016	2,016	2,016
			Common Stock	(8)	08/31/2022	11							83	90
													2,099	2,106
American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (37)	11/19/2021			L+	6.00%		11/19/2026	—	(12)	(12)
			Secured Debt	(9)	11/19/2021		11.43%	L+	6.00%		11/19/2026	8,229	8,173	8,229
													8,161	8,217
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9) (25)	03/11/2022		11.79%	SF+	6.75%		4/10/2026	4,217	4,190	3,481
			Secured Debt	(9) (14) (25)	03/11/2022		14.79%	SF+	8.75%	1.00%	4/10/2026	4,217	4,190	3,025
													8,380	6,506
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	09/17/2021		7.50%	L+	6.50%		4/7/2023	2,425	2,375	109
			Secured Debt	(9) (14) (17)	05/19/2016		7.50%	L+	6.50%		6/8/2023	11,693	11,451	526
													13,826	635
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9) (25)	11/09/2021		15.25%	SF+	7.00%	3.00%	11/9/2026	2,617	2,567	2,018
			Secured Debt	(9) (25)	11/09/2021		15.23%	SF+	7.00%	14.40%	11/9/2026	15,821	15,593	12,196
			Common Equity		11/09/2021	124							124	—
													18,284	14,214

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Secured Debt	(9) (25) (37)	08/11/2022			SF+	6.00%		8/11/2027	—	(4)	(4)
			Secured Debt	(9) (25)	08/11/2022		11.39%	SF+	6.00%		8/11/2027	2,084	2,049	2,069
			Common Stock		08/11/2022	62,402							62	90
													2,107	2,155
ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (25)	01/18/2022		11.75%	SF+	6.50%		1/18/2027	100	100	100
			Secured Debt	(9) (25)	01/18/2022		10.65%	SF+	5.50%		1/18/2027	925	909	925
			Secured Debt	(9) (25)	01/18/2022		12.65%	SF+	7.50%		1/18/2027	925	909	925
			Common Stock		01/18/2022	100,000							100	90
													2,018	2,040
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (25)	12/23/2022		12.63%	SF+	7.25%		12/23/2027	205	186	198
			Secured Debt	(9) (25)	12/23/2022		12.65%	SF+	7.25%		12/23/2027	3,460	3,335	3,347
			Common Equity		12/15/2021	137							134	140
													3,655	3,685
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	04/08/2016		16.17%	L+	11.00%		4/8/2021	200	200	200
			Unsecured Debt	(9) (17)	04/08/2016		16.17%	L+	11.00%		4/8/2021	1,000	1,000	550
			Member Units		04/08/2016	200,000							200	—
			Preferred Stock (non-voting)		12/17/2018		15.00%						41	—
													1,441	750
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(8) (23)	07/06/2018	1,548,387							—	3,940
			Preferred Member Units	(8) (23)	11/12/2019	122,416							—	310
													—	4,250
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (25) (37)	06/30/2022			SF+	7.00%		6/30/2028	—	(20)	(20)
			Secured Debt	(9) (25)	06/30/2022		12.26%	SF+	7.00%	6.00%	6/30/2028	8,235	8,105	8,235
													8,085	8,215
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		03/10/2017	1,050,000							1,050	180

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	10/19/2022		15.75%	P+	7.50%	14.75%	8/28/2025	1,524	1,524	1,432

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (25)	08/28/2020		13.77%	SF+	8.50%	12.77%	8/28/2025	3,662	2,835	3,442
			Common Stock		10/01/2020	700,446							—	2,194
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	546
													5,470	7,614
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		09/23/2021		10.00%				2/28/2027	80	80	80
			Member Units		06/30/2017	540,000							564	583
													644	663
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9) (25) (37)	05/01/2023			SF+	7.00%		5/1/2028	—	(17)	(17)
			Secured Debt	(9) (25)	05/01/2023		11.19%	SF+	6.00%		5/1/2028	4,050	3,972	3,972
			Secured Debt	(9) (25)	05/01/2023		13.19%	SF+	8.00%		5/1/2028	4,050	3,972	3,972
			Common Equity		05/01/2023	360							360	360
													8,287	8,287
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(24)	07/21/2014	0.5%							2,449	1,529
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.2%							8,737	9,178
													11,186	10,707
Buca C, LLC		Casual Restaurant Group
			Secured Debt		06/30/2015		12.00%				6/30/2023	11,490	11,490	8,095
			Preferred Member Units		06/30/2015	4	6.00%			6.00%			3,040	—
													14,530	8,095
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9) (25)	06/14/2021		10.20%	SF+	5.00%		6/10/2026	516	500	516
			Secured Debt	(9) (25)	06/14/2021		10.20%	SF+	5.00%		6/10/2028	13,188	13,020	13,188
													13,520	13,704
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (25) (30)	11/14/2017		13.91%	SF+	6.50%	2.00%	11/14/2024	5,046	5,040	5,046
			Secured Debt	(9) (25)	11/14/2017		13.91%	SF+	6.50%	2.00%	11/14/2024	1,585	1,583	1,585
			Secured Debt	(9) (25)	11/14/2017		13.91%	SF+	6.50%	2.00%	11/14/2024	—	—	—
			Secured Debt	(9) (25)	11/14/2017		13.91%	SF+	6.50%	2.00%	11/14/2024	—	—	—
													6,623	6,631
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	379,338							379	379

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Equity		12/13/2021	126,446							—	—
													379	379
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9) (25)	06/14/2021		11.72%	SF+	6.50%		6/4/2026	7,569	7,521	7,304

Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9)	12/17/2021		11.25%	L+	6.00%		12/17/2026	50	47	47
			Secured Debt		12/17/2021		12.50%				12/17/2026	2,250	2,203	2,203
			Common Stock		12/17/2021	50,000							500	500
													2,750	2,750
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (25) (37)	05/18/2022			SF+	6.00%		5/18/2027	—	(3)	(3)
			Secured Debt	(9) (25)	05/18/2022		11.54%	SF+	6.00%		5/18/2027	2,594	2,570	2,594
			Secured Debt	(9) (25)	05/18/2022		11.54%	SF+	6.00%		5/18/2027	1,995	1,979	1,995
			Common Equity		12/30/2022	80,000							80	80
													4,626	4,666
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (25) (29)	02/07/2022		11.51%	SF+	6.25%		2/7/2027	362	354	357
			Secured Debt	(9) (25) (29)	02/07/2022		11.39%	SF+	6.25%		2/7/2027	3,562	3,509	3,505
			Secured Debt	(9) (25)	03/27/2023		11.39%	SF+	6.25%		2/7/2027	452	441	445
													4,304	4,307
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	09/23/2014		15.00%			15.00%	1/5/2015	2,731	2,387	22

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	03/12/2020		11.25%	L+	6.00%		3/12/2025	1,140	1,130	1,140
			Secured Debt		03/12/2020		8.00%				3/12/2025	4,819	4,761	4,819
			Preferred Member Units	(8)	03/12/2020	39							1,440	4,560
													7,331	10,519
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (30)	08/06/2021		12.71%	L+	7.50%		8/6/2026	4,167	4,115	3,902
			Secured Debt	(9)	08/06/2021		12.82%	L+	7.50%		8/6/2026	15,490	15,293	14,505
													19,408	18,407

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016	861,618							3,335	24,435

Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Secured Debt	(9) (25) (31)	08/16/2022		13.69%	SF+	8.50%		8/16/2027	261	246	261
			Secured Debt	(9) (25) (37)	08/16/2022			SF+	8.50%		8/16/2027	—	(5)	(5)
			Secured Debt	(9) (25)	08/16/2022		13.69%	SF+	8.50%		8/16/2027	1,030	1,013	1,030
			Common Stock		08/16/2022	14							14	14
													1,268	1,300
DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%				11/19/2026	5,000	4,928	5,000
			Preferred Equity		11/19/2021	1,486							1,486	1,816
													6,414	6,816
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class A Preferred Member Units		04/13/2018	776,316	8.00%			8.00%			776	260
			Class AA Preferred Member Units (non-voting)	(8)	04/13/2018		10.00%			10.00%			1,220	1,220
													1,996	1,480
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt		12/20/2022						7/17/2023	1	1	1
			Secured Debt	(9) (25)	12/20/2022		9.70%	SF+	4.50%	9.70%	12/31/2026	1,957	1,798	1,798
			Secured Debt	(9) (25)	12/20/2022		11.70%	SF+	6.50%	11.70%	12/31/2026	1,972	1,739	1,739
			Preferred Equity		12/20/2022	125,000							128	128
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													3,666	3,666
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (25) (37)	10/03/2022			SF+	6.00%		10/3/2027	—	(1)	(1)
			Secured Debt		10/03/2022		12.00%				10/3/2027	1,227	1,196	1,196
			Secured Debt		10/03/2022		9.00%				10/3/2052	414	410	410
			Common Stock		10/03/2022	19							374	390
			Common Stock	(23)	10/03/2022	61							102	109

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													2,081	2,104
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9) (25)	02/10/2022		11.66%	SF+	6.25%		2/10/2028	2,438	2,399	2,352

Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9)	05/23/2022		13.75%	P+	5.50%		5/23/2027	207	194	207
			Secured Debt	(9) (25)	05/23/2022		11.76%	SF+	6.50%		5/23/2028	5,134	5,053	5,134
													5,247	5,341
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9) (25)	06/22/2018		11.36%	SF+	6.00%		6/30/2027	6,788	6,732	6,072

Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (25) (37)	04/07/2023			SF+	8.00%		4/6/2029	—	(10)	(10)
			Secured Debt	(9) (25)	04/07/2023		13.34%	SF+	8.00%		4/6/2029	6,959	6,759	6,759
			Common Equity		04/07/2023	170,998							174	174
													6,923	6,923
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (23) (25)	12/22/2021		12.54%	SF+	7.00%		12/22/2026	308	306	297
			Secured Debt	(9) (23) (25)	12/22/2021		12.54%	SF+	7.00%		12/22/2026	3,692	3,667	3,566
													3,973	3,863
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(25)	03/24/2022		12.55%	SF+	7.50%		1/2/2026	1,091	1,091	1,091
			Secured Debt	(25)	01/04/2021		12.69%	SF+	7.50%		1/2/2026	12,327	12,101	12,327
													13,192	13,418
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9) (25)	12/02/2016		11.53%	SF+	6.00%		1/15/2026	916	915	916
			Secured Debt		12/02/2016		12.50%				1/15/2026	9,058	9,006	9,058
			Preferred Member Units	(8)	12/02/2016	56							713	4,370
			Preferred Member Units	(23)	12/02/2016	56							38	230
													10,672	14,574
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (25)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	191	191	175
			Secured Debt	(9) (25)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	1,895	1,891	1,733
													2,082	1,908

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (25) (37)	08/01/2022			SF+	6.50%		8/1/2027	—	(16)	(16)
			Secured Debt	(9) (25) (37)	08/01/2022			SF+	6.50%		8/1/2027	—	(16)	(16)
			Secured Debt	(9) (25)	08/01/2022		11.60%	SF+	6.50%		8/1/2027	4,950	4,869	4,950
													4,837	4,918
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9) (25)	06/30/2021		15.76%	SF+	10.25%	2.00%	6/30/2026	7,875	7,778	6,351

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (25) (37)	07/30/2021			SF+	5.75%		7/30/2026	—	(15)	—
			Secured Debt	(9) (25)	07/30/2021		10.95%	SF+	5.75%		7/30/2028	8,250	8,154	8,250
													8,139	8,250
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Secured Debt	(9) (25)	06/08/2023		12.24%	SF+	7.00%		6/30/2028	10,436	10,084	10,084
			Common Equity		06/08/2023	422							580	580
													10,664	10,664
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9) (25)	06/01/2017		14.65%	SF+	7.75%	1.50%	7/31/2024	16,988	16,983	15,160

Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9) (25)	08/13/2021		12.25%	SF+	6.75%		8/13/2026	543	521	543
			Secured Debt	(9) (25)	08/13/2021		12.25%	SF+	6.75%		8/13/2026	11,494	11,369	11,494
			Preferred Member Units	(8) (23)	01/31/2018	336	10.00%			10.00%			311	348
			Preferred Member Units	(8) (23)	05/17/2019	187	20.00%			20.00%			227	229
			Member Units	(23)	06/17/2016	2,100							2,100	1,400
													14,528	14,014
Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		03/31/2023		13.00%				3/31/2028	4,500	4,416	4,416
			Preferred Equity		03/31/2023	20,000							1,000	1,000
													5,416	5,416
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9) (25)	11/01/2021		10.70%	SF+	5.50%		11/1/2026	1,890	1,830	1,830
			Secured Debt	(9) (25)	11/01/2021		10.70%	SF+	5.50%		11/1/2026	10,687	10,544	10,687

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													12,374	12,517
Inspire Aesthetics Management, LLC	(10)	Surgical and non-surgical plastic surgery and aesthetics provider
			Secured Debt	(9) (25)	04/03/2023		13.14%	SF+	8.00%		4/3/2028	245	226	226
			Secured Debt	(9) (25)	04/03/2023		13.07%	SF+	8.00%		4/3/2028	7,535	7,346	7,346
			Common Equity		04/03/2023	90,774							288	288
													7,860	7,860
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(25)	12/09/2021		15.34%	SF+	10.00%	15.34%	8/7/2023	1,835	1,835	1,781
			Secured Debt	(9) (14) (25)	08/07/2019		12.23%	SF+	7.00%	12.23%	8/7/2023	7,334	7,254	825
			Common Stock		12/07/2021	2,143							—	—
													9,089	2,606
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9) (25)	08/03/2018		11.19%	SF+	6.00%		7/19/2025	5,581	5,576	4,549

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9) (32)	08/28/2019		12.04%	L+	6.50%		8/28/2025	622	619	605
			Secured Debt	(9)	08/28/2019		12.04%	L+	6.50%		8/28/2025	16,889	16,809	16,429
													17,428	17,034
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9) (25)	05/19/2021		11.29%	SF+	5.75%		3/25/2027	6,891	6,750	5,467

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		08/02/2021		13.50%				1/31/2028	1,128	1,106	1,106
			Secured Debt		09/01/2021		13.50%				1/31/2028	785	769	769
			Secured Debt		11/15/2021		13.50%				1/31/2028	2,236	2,236	2,236
			Secured Debt		11/15/2021		13.50%				1/31/2028	4,906	4,804	4,804
			Secured Debt		01/31/2023		13.50%				1/31/2028	2,791	2,654	2,654
			Common Stock		08/03/2021	50,753							689	689
													12,258	12,258
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (25)	04/13/2023		12.46%	SF+	5.50%	3.00%	4/14/2028	2,305	2,050	2,074
			Common Equity		04/13/2023	186,322							—	—
													2,050	2,074
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(25) (37)	06/21/2023			SF+	9.00%	2.00%	6/21/2027	—	(6)	(6)

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(25) (37)	06/21/2023			SF+	9.00%	2.00%	6/21/2027	—	(2)	(2)
			Secured Debt	(25)	06/21/2023		15.38%	SF+	8.00%	2.00%	6/21/2027	1,079	802	802
			Secured Debt	(25)	06/21/2023		17.38%	SF+	10.00%	2.00%	6/21/2027	1,079	802	802
			Warrants	(27)	06/21/2023	48,327					6/21/2033		523	523
													2,119	2,119
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9)	10/26/2022		12.69%	L+	7.50%		11/4/2024	1,302	1,276	1,302
			Secured Debt	(9)	11/08/2021		12.69%	L+	7.50%		11/4/2024	4,074	4,074	4,074
			Preferred Equity		11/08/2021	5,653,333							216	990
													5,566	6,366
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(14) (25)	11/15/2021		23.35%	SF+	18.00%	23.35%	1/31/2024	2,048	2,048	1,812
			Secured Debt	(14) (25)	08/21/2019		21.48%	SF+	16.00%	21.48%	8/21/2024	3,351	3,325	233
			Common Stock		08/21/2019	392,514							3,678	—
													9,051	2,045
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9) (37)	12/10/2021			L+	11.50%		12/10/2026	—	(3)	—
			Secured Debt	(9)	12/10/2021		16.75%	L+	11.50%		12/10/2026	1,093	1,078	1,093
			Preferred Equity	(8)	12/10/2021	350							350	730
													1,425	1,823
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		03/28/2022		12.00%				3/28/2027	2,850	2,808	2,808
			Preferred Equity	(8)	03/28/2022	11,934							1,193	1,193
													4,001	4,001
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (37)	12/22/2021			L+	6.00%		12/22/2026	—	(10)	(10)
			Secured Debt	(9)	12/22/2021		11.54%	L+	6.00%		12/22/2026	3,039	2,996	3,039
			Common Equity		12/22/2021	140,351							140	220
													3,126	3,249
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/04/2021		12.81%	L+	7.25%		10/4/2026	1,303	1,234	1,192
			Secured Debt	(9)	10/04/2021		12.81%	L+	7.25%		10/4/2026	9,334	9,210	8,544
													10,444	9,736
Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt	(25)	05/09/2019		10.50%	SF+	5.00%		5/9/2026	5,795	5,760	5,650

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9) (25)	05/02/2019		12.43%	SF+	7.25%		9/25/2023	7,982	7,976	7,982
			Secured Debt	(9) (25) (33)	05/02/2019		12.45%	SF+	7.25%		9/25/2023	6,148	6,143	6,148
			Secured Debt	(9) (25)	05/12/2022		12.44%	SF+	7.25%		9/25/2023	8,843	8,818	8,843
													22,937	22,973
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9) (25)	08/16/2021		15.22%	SF+	9.00%	1.00%	8/16/2026	4,919	4,849	4,485

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	01/08/2018		11.48%	L+	5.75%		12/22/2024	11,563	11,161	9,251

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9) (31)	03/15/2021		12.91%	L+	7.25%		3/15/2026	2,637	2,592	2,637
			Secured Debt	(9)	03/15/2021		12.91%	L+	7.25%		3/15/2026	16,874	16,685	16,874
													19,277	19,511
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9) (25) (28)	01/28/2021		11.20%	SF+	6.00%		1/29/2027	10,244	10,107	10,244
			Secured Debt	(9) (25)	01/28/2021		11.20%	SF+	6.00%		1/29/2027	7,836	7,754	7,836
													17,861	18,080
MetalForming AcquireCo, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(37)	10/19/2022						10/19/2024	—	(1)	(1)
			Secured Debt		10/19/2022		12.75%				10/19/2027	1,748	1,702	1,702
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			450	459
			Common Stock	(8)	10/19/2022	112,865							113	100
													2,264	2,260
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25) (37)	04/04/2022			SF+	6.25%		4/3/2028	—	(7)	(7)
			Secured Debt	(9) (25)	04/04/2022		11.44%	SF+	6.25%		4/3/2028	2,906	2,859	2,885
													2,852	2,878
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9) (25)	10/24/2018		11.77%	SF+	6.50%		10/24/2024	18,740	18,587	17,856

MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	05/24/2022		12.54%	L+	7.00%		5/24/2027	1,109	1,092	1,090
			Secured Debt	(9)	05/24/2022		12.54%	L+	7.00%		5/24/2027	2,882	2,835	3,108
			Secured Debt	(9) (25)	05/24/2022		12.54%	SF+	7.00%		5/24/2027	4,906	4,830	4,906
			Common Stock		08/30/2022	12,798,820							256	256
													9,013	9,360
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (25) (37)	12/18/2019			SF+	6.25%		12/18/2024	—	(1)	—
			Secured Debt	(9) (25) (37)	12/18/2019			SF+	6.25%		12/18/2024	—	(17)	(17)
			Secured Debt	(9) (25)	12/18/2019		11.26%	SF+	6.00%		12/18/2024	10,991	10,912	10,991
													10,894	10,974
NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9) (25)	07/12/2016		13.64%	SF+	7.25%	1.00%	6/7/2024	3,916	3,914	3,759

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9) (25) (34)	05/07/2021		13.13%	SF+	8.00%		5/7/2026	1,163	1,121	1,120
			Secured Debt	(9) (25)	05/07/2021		13.19%	SF+	8.00%		5/7/2026	20,541	20,280	19,780
			Secured Debt		12/16/2022		20.00%			20.00%	8/6/2026	3,595	3,456	3,467
													24,857	24,367
Obra Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt	(25)	10/10/2019		11.22%	SF+	6.00%		10/1/2026	7,390	6,988	5,580

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9) (25)	01/19/2022		11.10%	SF+	5.75%		1/19/2027	29	16	29
			Secured Debt	(9) (25) (29)	01/19/2022		10.92%	SF+	5.75%		1/19/2027	425	415	425
			Secured Debt	(9) (25)	01/19/2022		10.88%	SF+	5.75%		1/19/2027	2,469	2,418	2,469
													2,849	2,923
Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (25) (37)	06/07/2023			SF+	6.75%		6/7/2028	—	(39)	(39)
			Secured Debt	(9) (25) (37)	06/07/2023			SF+	6.75%		6/7/2028	—	(39)	(39)
			Secured Debt	(9) (25)	06/07/2023		11.90%	SF+	6.75%		6/7/2028	7,979	7,743	7,743
			Common Equity		06/07/2023	1,234							532	532
													8,197	8,197
PrimeFlight Aviation Services	(10)	Air Freight & Logistics
			Secured Debt	(9) (25)	05/01/2023		11.94%	SF+	6.85%		5/1/2029	6,000	5,827	5,827

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
PTL US Bidco, Inc	(10) (13)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells.
			Secured Debt	(9)	08/19/2022		14.50%	P+	6.25%		8/19/2027	156	146	156
			Secured Debt	(9) (25)	08/19/2022		12.64%	SF+	7.25%		8/19/2027	1,805	1,774	1,748
													1,920	1,904
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (25) (37)	04/08/2021			SF+	6.75%		4/8/2026	—	(9)	(36)
			Secured Debt	(9) (25)	04/08/2021		11.88%	SF+	6.75%		4/8/2026	12,917	12,809	11,760
													12,800	11,724
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9) (25)	12/29/2017		10.80%	SF+	5.50%		12/20/2024	9,742	9,742	6,984

RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	1,854							31	12
			Warrants	(26)	11/12/2015	218,601					10/20/2025		284	—
													315	12
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (25) (37)	08/27/2021			SF+	6.50%		8/27/2026	—	(12)	—
			Secured Debt	(9) (25)	08/27/2021		11.65%	SF+	6.50%		8/27/2026	2,917	2,846	2,917
			Secured Debt	(9) (25) (32)	08/27/2021		12.65%	SF+	7.50%		8/27/2026	5,522	5,427	5,522
													8,261	8,439
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9) (25)	07/16/2021		13.43%	SF+	6.00%	2.00%	11/16/2024	6,282	6,254	5,907
			Secured Debt	(9) (25)	07/16/2021		13.43%	SF+	6.00%	2.00%	11/16/2024	9,297	9,253	8,742
													15,507	14,649
SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9) (25)	10/29/2021		11.68%	SF+	6.25%		10/29/2026	737	728	667
			Secured Debt	(9) (25)	10/29/2021		11.68%	SF+	6.25%		10/29/2026	1,917	1,878	1,735
			Secured Debt	(9) (25)	10/29/2021		11.68%	SF+	6.25%		10/29/2026	9,542	9,412	8,625
			Common Equity		10/29/2021	119,048							250	121
													12,268	11,148
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		09/13/2018		14.00%				12/22/2027	3,260	3,153	3,260

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Stock	(8)	09/13/2018	17,500							114	480
													3,267	3,740
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (37)	12/10/2021			L+	5.25%		12/13/2026	—	(5)	(5)
			Secured Debt	(9)	12/10/2021		10.90%	L+	5.25%		12/13/2026	2,997	2,955	2,997
			Common Equity		12/10/2021	60,606							61	85
													3,011	3,077
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (25)	07/01/2022		12.96%	SF+	7.50%		7/1/2027	300	284	300
			Secured Debt	(9) (25)	07/01/2022		12.61%	SF+	7.50%		7/1/2027	4,950	4,872	4,950
			Common Stock		07/01/2022	200,000							200	170
													5,356	5,420
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(23)	07/07/2021	1,000,000							1,000	2,040

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(37)	08/09/2021						8/9/2026	—	(3)	(3)
			Secured Debt		08/09/2021		13.00%				8/9/2026	2,230	2,199	2,182
			Preferred Stock	(8)	08/09/2021	320,000							1,600	1,600
													3,796	3,779
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (25)	06/01/2023		6.00%	SF+	1.00%	6.00%	5/2/2027	6,918	2,855	2,871
			Secured Debt	(9) (25)	06/01/2023		6.00%	SF+	1.00%	6.00%	5/2/2027	692	15	—
													2,870	2,871
USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		10.94%	L+	5.75%		9/8/2026	17,922	17,762	17,922

UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9) (25)	01/11/2023		12.42%	SF+	7.50%		4/5/2029	3,000	2,916	2,917

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		04/03/2019	70,207							767	2,340

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Equity	(8)	11/30/2021	769,231							769	2,820

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (25) (37)	07/19/2021			SF+	7.00%		7/19/2026	—	(6)	(6)
			Secured Debt	(9) (25)	07/19/2021		12.19%	SF+	7.00%		7/19/2026	4,688	4,623	4,684
			Common Stock		07/19/2021	500,000							500	530
													5,117	5,208
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9) (25) (35)	12/17/2021		11.64%	SF+	6.25%		12/17/2026	234	229	234
			Secured Debt	(9) (25)	12/17/2021		11.64%	SF+	6.25%		12/17/2026	53	46	53
			Secured Debt	(9) (25)	12/17/2021		11.64%	SF+	6.25%		12/17/2026	4,121	4,075	4,121
													4,350	4,408
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (25) (37)	03/01/2022			SF+	6.00%		3/1/2028	—	(5)	(5)
			Secured Debt	(9) (25)	03/01/2022		10.79%	SF+	6.00%		3/1/2028	2,963	2,916	2,963
			Common Stock		03/01/2022	200,000							200	310
													3,111	3,268
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (25) (37)	11/19/2021			SF+	7.00%		11/19/2026	—	(38)	—
			Secured Debt	(9) (25)	11/19/2021		12.55%	SF+	7.00%		11/19/2026	2,583	2,519	2,519
			Secured Debt	(9) (25)	11/19/2021		12.17%	SF+	7.00%		11/19/2026	11,625	11,455	11,625
													13,936	14,144
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	1,970	1,934	1,934
			Preferred Equity	(8)	12/12/2022	530							530	530
													2,464	2,464
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(25)	12/17/2021		10.41%	SF+	5.25%		12/17/2026	158	152	158
			Secured Debt	(25)	12/17/2021		10.58%	SF+	5.25%		12/17/2027	1,197	1,169	1,197
			Secured Debt	(25)	12/17/2021		10.35%	SF+	5.25%		12/17/2027	2,364	2,330	2,364
													3,651	3,719
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9) (25)	08/22/2018		12.59%	SF+	7.50%		8/9/2026	6,189	6,060	5,742

Zips Car Wash, LLC	(10)	Express Car Wash Operator

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Secured Debt	(9) (25) (33)	02/11/2022		12.50%	SF+	7.25%		3/1/2024	2,376	2,358	2,356
		Secured Debt	(9) (25) (33)	02/11/2022		12.46%	SF+	7.25%		3/1/2024	596	593	588
												2,951	2,944
Subtotal Non-Control/Non-Affiliate Investments (123.6% of net assets at fair value)												$782,432	$758,759
Total Portfolio Investments, June 30, 2023 (177.0% of net assets at fair value)												$1,046,542	$1,086,418
Money market accounts and money market funds (included in cash and cash equivalents and restricted cash and cash equivalents) (16)
Fidelity Government Portfolio Class III Fund (38)												$10,251	$10,251
First American Treasury Obligations Fund Class Z (39)												7,937	7,937
US Bank Money Market 5 (21)												773	773
Total money market accounts and money market funds												$18,961	$18,961
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 92% of the loans (based on the par amount) contain LIBOR or Term SOFR (“SOFR”) floors which range between 0.75% and 2.00%, with a weighted-average floor of 1.07%.
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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of June 30, 2023.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)Effective yield as of June 30, 2023 was approximately 5.00% on the US Bank Money Market Account.
(22)Investment date represents the date of initial investment in the security position.
(23)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(24)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR (“L”), SOFR (“SF”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of June 30, 2023, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(26)Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)As of June 30, 2023, borrowings under the loan facility bear interest at SOFR+6.00% (Floor 1.00%). Each new draw of funding on the delayed draw term loan facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.
(29)As of June 30, 2023, borrowings under the loan facility bear interest at SOFR+6.25% (Floor 1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.
(30)As of June 30, 2023, borrowings under the loan facility bore interest at LIBOR+7.50% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.
(31)As of June 30, 2023, borrowings under the loan facility bore interest at SOFR+8.50% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.
(32)As of June 30, 2023, borrowings under the loan facility bore interest at SOFR+6.50% (Floor 1.50%) and SOFR+8.50% (Floor 1.50%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The spread and rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.
(33)As of June 30, 2023, borrowings under the loan facility bear interest at SOFR+7.25% (Floor 1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2023
(dollars in thousands)
(Unaudited)
(34)As of June 30, 2023, borrowings under the loan facility bore interest at SOFR+8.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.
(35)As of June 30, 2023, borrowings under the loan facility bore interest at SOFR+6.25% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2023.
(36)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(37)The position is unfunded and no interest income is being earned as of June 30, 2023. The position may earn a nominal unused facility fee on committed amounts.
(38)Effective yield as of June 30, 2023 was approximately 4.73% on the Fidelity Government Portfolio Class III Fund.
(39)Effective yield as of June 30, 2023 was approximately 4.98% on the First American Treasury Obligations Fund Class Z.
(40)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.

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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Stock	(8)	02/13/2018	2,100							2,100	5,558
													7,401	10,910
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(9)	10/29/2021		10.75%	L+	6.50%		10/31/2026	1,900	1,885	1,900
			Secured Debt	(9)	10/29/2021		13.25%	L+	9.00%		10/31/2026	5,300	5,175	5,300
			Preferred Equity	(8)	10/29/2021	2,340							2,600	4,400
													9,660	11,600
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	07/31/2015	6.0%							6,303	5,848

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9)	06/24/2016			SF+	8.50%		1/1/2028	—	—	—
			Secured Debt	(9)	12/15/2022		11.50%	SF+	8.50%		1/1/2028	16,020	15,747	16,020
			Member Units	(8)	06/24/2016	2,261							4,423	12,720
													20,170	28,740
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		03/31/2021		9.00%				3/31/2026	2,836	2,779	2,836
			Preferred Member Units	(8)	03/31/2021	56							1,225	1,790
													4,004	4,626
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9)	09/29/2017			L+	9.50%		7/1/2027	—	—	—
			Secured Debt		07/01/2022		12.50%				7/1/2027	600	600	571
			Preferred Equity		07/01/2022	15,930							1,400	950
			Member Units		04/29/2016	920							920	—
													2,920	1,521
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	08/09/2017	8.2%							2,558	4,331

Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2023	5,104	5,075	5,093
			Secured Debt		10/31/2018		9.00%				10/31/2048	970	961	961
			Preferred Equity		10/31/2018	145							3,060	1,800
			Member Units	(8) (23)	10/31/2018	200							248	713
													9,344	8,567
Market Force Information, LLC		Provider of Customer Experience Management Services
			Secured Debt	(14)	07/28/2017		12.00%			12.00%	7/28/2023	6,520	6,463	403
			Member Units		07/28/2017	185,980							4,160	—
													10,623	403
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products

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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		11/19/2021		12.00%				11/19/2026	5,300	5,217	5,300
			Preferred Equity		11/19/2021	1,486							1,486	1,820
													6,703	7,120
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9)	04/13/2018			L+	7.50%		4/13/2023	—	(1)	(1)
			Secured Debt	(9)	04/13/2018		12.24%	L+	7.50%		4/13/2023	6,119	6,110	5,978
			Class A Preferred Member Units		04/13/2018	776,316	8.00%			8.00%			776	380
			Class AA Preferred Member Units (non-voting)	(8)	04/13/2018		10.00%			10.00%			1,161	1,161
													8,046	7,518
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		9.18%	SF+	4.50%	9.18%	12/31/2026	1,875	1,717	1,717
			Secured Debt	(9)	12/20/2022		11.18%	SF+	6.50%	11.18%	12/31/2026	1,875	1,642	1,642
			Preferred Equity		12/20/2022	125,000							128	128
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													3,487	3,487
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9)	10/03/2022			SF+	6.00%		10/3/2027	—	(1)	(1)
			Secured Debt		10/03/2022		12.00%				10/3/2027	1,227	1,192	1,192
			Secured Debt		10/03/2022		9.00%				10/3/2052	415	411	411
			Common Stock		10/03/2022	25							497	497
			Common Stock	(23)	10/03/2022	61							102	102
													2,201	2,201
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	02/10/2022		10.67%	SF+	6.25%		2/10/2028	2,453	2,411	2,328

Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9)	05/23/2022		11.68%	SF+	6.50%		5/23/2027	41	27	41
			Secured Debt	(9)	05/23/2022		10.92%	SF+	6.50%		5/23/2028	5,159	5,070	5,159
													5,097	5,200
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	06/22/2018		10.70%	L+	6.00%		6/30/2027	6,840	6,777	6,156

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (23)	12/22/2021		10.67%	L+	7.00%		12/22/2026	308	305	292
			Secured Debt	(9) (23)	12/22/2021		10.67%	L+	7.00%		12/22/2026	3,692	3,663	3,507
													3,968	3,799
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9)	03/24/2022		11.21%	SF+	7.50%		1/2/2026	818	818	818
			Secured Debt	(9)	01/04/2021		12.19%	SF+	7.50%		1/2/2026	12,327	12,055	12,327
													12,873	13,145

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
2.Basis of Presentation
MSC Income Fund’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income Fund’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of MSC Income Fund’s investments in Private Loan portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio investments (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of MSC Income Fund’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). MSC Income Fund’s results of operations for the three and six months ended June 30, 2023 and 2022, cash flows for the six months ended June 30, 2023 and 2022, and financial position as of June 30, 2023 and December 31, 2022, are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The accompanying unaudited consolidated financial statements of MSC Income Fund are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Principles of Consolidation
Under ASC 946, MSC Income Fund is precluded from consolidating other entities in which MSC Income Fund has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if MSC Income Fund holds a controlling interest in an operating company that provides all or substantially all of its services directly to MSC Income Fund. Accordingly, as noted above, MSC Income Fund’s consolidated financial statements include the financial position and operating results for the Taxable Subsidiaries and the Structured Subsidiaries. MSC Income Fund has determined that none of its portfolio investments qualify for this exception. Therefore, MSC Income Fund’s Investment Portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss),” in both cases on the Consolidated Statements of Operations.
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
MSC Income Fund’s portfolio strategy calls for it to invest primarily in debt securities issued by Middle Market companies and illiquid debt and equity securities issued by privately held, LMM companies. The Middle Market companies in which MSC Income Fund invests are generally larger in size than the LMM companies and their debt securities can be more liquid than the debt securities issued by LMM companies. MSC Income Fund categorizes some of

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
its investments in Middle Market companies and LMM companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have primarily been originated directly by our Adviser or, to a lesser extent, by the Adviser through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, MSC Income Fund’s Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are made in companies that are consistent with the size of companies MSC Income Fund invests in through its Middle Market portfolio and LMM portfolio. MSC Income Fund’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments which may be managed by third parties. MSC Income Fund’s portfolio investments may be subject to restrictions on resale.
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income Fund performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income Fund, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding MSC Income Fund’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income Fund’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
are not limited to, situations where the fair value of MSC Income Fund’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value on its investments in a total of 26 Private Loan portfolio companies for the six months ended June 30, 2023, representing 36% of the total Private Loan portfolio at fair value as of June 30, 2023, and on a total of 22 Private Loan portfolio companies for the six months ended June 30, 2022, representing 41% of the total Private Loan portfolio at fair value as of June 30, 2022. Excluding its investments in Private Loan portfolio companies that, as of June 30, 2023 and 2022, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by the Financial Advisory Firm for the six months ended June 30, 2023 and 2022 was 40% and 48% of the total Private Loan portfolio at fair value, respectively.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income Fund, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income Fund’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each LMM portfolio company at least once every calendar year, and for MSC Income Fund’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income Fund’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at MSC Income Fund’s determination of fair value on its investments in a total of 25 LMM portfolio companies for the six months ended June 30, 2023, representing 55% of the total LMM portfolio at fair value as of June 30, 2023, and on a total of 24 LMM portfolio companies for the six months ended June 30, 2022, representing 60% of the total LMM portfolio at fair value as of June 30, 2022. Excluding its investments in LMM portfolio companies that, as of June 30, 2023 and 2022, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by the Financial Advisory Firm for the six months ended June 30, 2023 and 2022 was 59% and 63% of the total LMM portfolio at fair value, respectively.
For valuation purposes, all of MSC Income Fund’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, MSC Income Fund uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income Fund generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. MSC Income Fund generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (93% and 91% as of June 30, 2023 and December 31, 2022, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services, (ii) MSC Income Fund has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months or (iii) are new investments that have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
For valuation purposes, all of MSC Income Fund’s Other Portfolio investments are non-control investments. MSC Income Fund’s Other Portfolio investments comprised 2.5% and 2.7% of MSC Income Fund’s Investment Portfolio at fair value as of June 30, 2023 and December 31, 2022, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income Fund generally determines the fair value of these investments using the NAV valuation method.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income Fund’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. MSC Income Fund believes its Investment Portfolio as of June 30, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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
Macroeconomic factors, including pandemics, risk of recession, inflation, supply chain constraints or disruptions, geopolitical disruptions and rising market index interest rates, and the related effect on the U.S. and global economies, have impacted, and may continue to impact, the businesses and operating results of certain of MSC Income Fund’s portfolio companies. As a result of these and other current effects of macroeconomic factors, as well as the uncertainty regarding the extent and duration of their impact, the valuation of MSC Income Fund’s Investment Portfolio has and may continue to experience increased volatility.
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. These highly liquid, short-term investments are included in the Consolidated Schedule of Investments. Cash and cash equivalents are carried at cost, which approximates fair value. At June 30, 2023, the Company had investments in short-term money market accounts and money market funds totaling $0.8 million and $18.2 million, respectively, classified as cash equivalents. At December 31, 2022, the Company had investments in short-term money market accounts totaling $8.3 million classified as cash equivalents.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
At June 30, 2023 and December 31, 2022, cash balances, including money market accounts but excluding money market funds, totaling $10.5 million and $11.7 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that the risk of loss associated with any uninsured balances is remote.
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
As of June 30, 2023, MSC Income Fund’s total Investment Portfolio had four investments on non-accrual status, which comprised 0.3% of its fair value and 2.8% of its cost. As of December 31, 2022, MSC Income Fund’s total Investment Portfolio had seven investments on non-accrual status, which comprised 0.8% of its fair value and 4.8% of its cost.
MSC Income Fund holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the PIK interest and cumulative dividends in cash. MSC Income Fund stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2023 and 2022, (i) 3.4% and 3.5%, respectively, of MSC Income Fund’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1% and 0.3%, respectively, of MSC Income Fund’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2023 and 2022, (i) 3.6% and 2.7%, respectively, of MSC Income Fund’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1% and 1.1%, respectively, of MSC Income Fund’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A presentation of total investment income MSC Income Fund received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$28,459	$21,162	$57,391	$41,231
Dividend income	3,904	2,471	5,463	5,264
Fee income	865	706	1,420	1,245
Total interest, fee and dividend income	$33,228	$24,339	$64,274	$47,740
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
To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the interest income. For both of the three months ended June 30, 2023 and 2022, 2.6% of MSC Income Fund’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction. For the six months ended June 30, 2023 and 2022, 2.6% and 2.7%, respectively, of MSC Income Fund’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium reduction.

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
In November 2022, the FASB issued ASU 2022-06, Reference rate reform (Topic 848) — Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 after which entities will no longer be permitted to apply the relief in Topic 848. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 and extended by ASU 2022-06 during the six months ended June 30, 2023 and the year ended December 31, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company will continue to utilize the optional expedients provided by ASU 2020-04 and extended by ASU 2022-06 through December 31, 2024. The Company does not expect ASU 2022-06 to have a material impact to the consolidated financial statements and the notes thereto.
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
As of June 30, 2023 and December 31, 2022, MSC Income Fund’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2023 and December 31, 2022.
As of June 30, 2023 and December 31, 2022, all of MSC Income Fund’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income Fund’s LMM portfolio investments were categorized as Level 3 as of June 30, 2023 and December 31, 2022.
As of June 30, 2023 and December 31, 2022, MSC Income Fund’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2023 and December 31, 2022.
As of June 30, 2023 and December 31, 2022, MSC Income Fund’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income Fund’s Other Portfolio investments were categorized as Level 3 as of June 30, 2023 and December 31, 2022.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
The following tables provide a summary of the significant unobservable inputs used to fair value MSC Income Fund’s Level 3 portfolio investments as of June 30, 2023 and December 31, 2022:

Type of Investment	Fair Value as of June 30, 2023 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$237,177	Discounted cash flow	WACC	10.3% - 22.3%	14.3%	15.3%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.5x - 8.5x (2)	7.1x	6.4x
Debt investments	$768,881	Discounted cash flow	Risk adjusted discount factor	5.9% - 15.6% (2)	10.5%	10.6%
			Expected principal recovery percentage	0.8% - 100.0%	99.6%	100.0%
Debt investments	$80,360	Market approach	Third-party quote	4.5 - 97.5	85.2	94.0
Total Level 3 investments	$1,086,418
_____________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 3.8% - 33.5%.
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
The following tables provide a summary of changes in fair value of MSC Income Fund’s Level 3 portfolio investments for the six-month periods ended June 30, 2023 and 2022 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2022	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of June 30, 2023
Debt	$852,282	$—	$(119,365)	$108,857	$25,167	$(6,254)	$(11,446)	$849,241
Equity	214,687	—	(11,419)	8,061	1,167	11,061	12,551	236,108
Equity Warrant	1,174	—	—	523	—	477	(1,105)	1,069
	$1,068,143	$—	$(130,784)	$117,441	$26,334	$5,284	$—	$1,086,418
______________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2021	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of June 30, 2022
Debt	$879,970	$—	$(82,934)	$115,610	$(699)	$(28,098)	$(333)	$883,516
Equity	196,374	—	(1,217)	4,099	(820)	23,018	333	221,787
Equity Warrant	792	—	—	—	—	(418)	—	374
	$1,077,136	$—	$(84,151)	$119,709	$(1,519)	$(5,498)	$—	$1,105,677
_____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

At June 30, 2023 and December 31, 2022, MSC Income Fund's investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At June 30, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$587,603	$—	$—	$587,603
LMM portfolio investments	363,812	—	—	363,812
Middle Market portfolio investments	107,945	—	—	107,945
Other Portfolio investments	27,058	—	—	27,058
Total investments	$1,086,418	$—	$—	$1,086,418

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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2023 and 2022, MSC Income Fund did not record investment income from any single portfolio company in excess of 10% of total investment income.
The following tables provide a summary of MSC Income Fund’s investments in the Private Loan, LMM and Middle Market portfolios as of June 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, which are discussed further below).

	As of June 30, 2023
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	76	49	19
Fair value	$587.6	$363.8	$107.9
Cost	$583.0	$303.3	$137.2
Debt investments as a % of portfolio (at cost)	95.7%	70.2%	94.2%
Equity investments as a % of portfolio (at cost)	4.3%	29.8%	5.8%
% of debt investments at cost secured by first priority lien	99.4%	100.0%	100.0%
Weighted-average annual effective yield (b)	12.9%	12.9%	12.1%
Average EBITDA (c)	$33.3	$8.4	$78.3
___________________
(a)At June 30, 2023, MSC Income Fund had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on MSC Income Fund’s debt portfolio as of June 30, 2023 including debt investments on non-accrual status was 12.6% for its Private Loan portfolio, 12.9% for its LMM portfolio and 10.4% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
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
For the three months ended June 30, 2023 and 2022, MSC Income Fund achieved an annualized total return on investments of 15.2% and 5.2%, respectively. For the six months ended June 30, 2023 and 2022, MSC Income Fund achieved an annualized total return on investments of 13.3% and 7.7%, respectively. For the year ended December 31, 2022, MSC Income Fund achieved a total return on investments of 9.1%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. MSC Income Fund’s total return on investments is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
As of June 30, 2023, MSC Income Fund had Other Portfolio investments in four entities, collectively totaling $27.1 million in fair value and $23.1 million in cost basis and which comprised 2.5% and 2.2% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, MSC Income Fund had Other Portfolio investments in four entities, collectively totaling $29.0 million in fair value and $24.7 million in cost basis and which comprised 2.7% and 2.3% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of June 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, which are discussed above).

Cost:	June 30, 2023	December 31, 2022
First lien debt	87.6%	88.5%
Equity	11.9	10.8
Second lien debt	0.3	0.3
Equity warrants	0.2	0.2
Other	—	0.2
	100.0%	100.0%

Fair Value:	June 30, 2023	December 31, 2022
First lien debt	79.9%	81.4%
Equity	19.7	17.9
Second lien debt	0.3	0.3
Equity warrants	0.1	0.1
Other	—	0.3
	100.0%	100.0%
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of June 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2023	December 31, 2022
Southwest	22.7%	22.2%
Northeast	21.4	20.3
Southeast	19.9	17.8
West	18.3	22.9
Midwest	15.8	15.1
Other Non-United States	1.1	0.9
Canada	0.8	0.8
	100.0%	100.0%

Fair Value:	June 30, 2023	December 31, 2022
Southwest	25.9%	25.3%
Northeast	21.7	20.3
West	17.6	21.1
Southeast	16.7	15.2
Midwest	16.2	15.9
Other Non-United States	1.1	1.0
Canada	0.8	1.2
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income Fund’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value as of June 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments).

Cost:	June 30, 2023	December 31, 2022
Commercial Services & Supplies	9.8%	11.3%
Internet Software & Services	8.7	7.8
Health Care Providers & Services	6.3	4.9
Machinery	5.4	5.9
IT Services	5.2	4.9
Diversified Consumer Services	5.1	4.7
Distributors	4.4	5.0
Professional Services	4.3	3.7
Leisure Equipment & Products	3.7	3.7
Textiles, Apparel & Luxury Goods	3.2	2.0
Computers & Peripherals	2.9	1.9
Specialty Retail	2.8	4.0
Communications Equipment	2.7	3.5
Diversified Telecommunication Services	2.6	3.4
Media	2.6	2.4
Electrical Equipment	2.6	1.8
Construction & Engineering	2.5	2.5
Aerospace & Defense	2.3	3.6
Containers & Packaging	2.3	3.4
Building Products	2.3	2.4
Hotels, Restaurants & Leisure	2.0	2.0
Household Products	2.0	1.5
Diversified Financial Services	1.7	1.7
Internet & Catalog Retail	1.5	1.3
Software	1.4	1.3
Health Care Equipment & Supplies	1.3	1.2
Energy Equipment & Services	1.2	1.2
Food Products	0.9	1.1
Other (1)	6.3	5.9
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	June 30, 2023	December 31, 2022
Commercial Services & Supplies	8.4%	10.3%
Internet Software & Services	7.4	6.7
Machinery	6.9	7.5
Diversified Consumer Services	6.3	5.9
Health Care Providers & Services	5.8	4.6
IT Services	4.9	4.7
Distributors	4.6	5.5
Professional Services	4.2	2.8
Computers & Peripherals	4.1	2.8
Leisure Equipment & Products	3.5	3.7
Textiles, Apparel & Luxury Goods	3.0	2.0
Construction & Engineering	2.9	2.9
Specialty Retail	2.8	3.1
Media	2.8	2.6
Electrical Equipment	2.7	1.9
Containers & Packaging	2.6	3.8
Diversified Telecommunication Services	2.4	3.6
Construction Materials	2.4	2.1
Building Products	2.3	2.5
Aerospace & Defense	2.2	3.5
Household Products	1.9	1.3
Software	1.8	1.7
Internet & Catalog Retail	1.7	1.9
Air Freight & Logistics	1.7	1.2
Diversified Financial Services	1.6	1.8
Hotels, Restaurants & Leisure	1.5	1.5
Communications Equipment	1.2	1.3
Energy Equipment & Services	1.0	1.0
Other (1)	5.4	5.8
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
At June 30, 2023 and December 31, 2022, MSC Income Fund had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
As of June 30, 2023 and December 31, 2022, MSC Income Fund had no single investment that qualified as a significant subsidiary under either the investment or income tests.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE D — DEBT
Summary of debt as of June 30, 2023 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
JPM SPV Facility	$252,688	$—	$252,688	$252,688
Series A Notes	150,000	(994)	149,006	137,802
TIAA Credit Facility	85,000	—	85,000	85,000
Total Debt	$487,688	$(994)	$486,694	$475,490
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Summarized interest expense for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
JPM SPV Facility	$5,376	$2,881	$10,194	$5,274
Series A Notes	1,590	1,584	3,179	3,004
TIAA Credit Facility	1,896	834	3,823	1,549
Total Interest Expense	$8,862	$5,299	$17,196	$9,827
TIAA Credit Facility
MSC Income Fund is a party to a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “TIAA Credit Facility”) with TIAA, FSB (“TIAA Bank”), as administrative agent, and with TIAA Bank and other financial institutions as lenders. As of June 30, 2023, the TIAA Credit Facility included (i) total commitments of $165.0 million, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $200.0 million of total commitments and (iii) a revolving period and maturity date to September 1, 2025 and March 1, 2026, respectively, with two, one-year extension options subject to lender approval.
Borrowings under the TIAA Credit Facility bear interest, subject to MSC Income Fund’s election, on a per annum basis at a rate equal to (i) SOFR plus 2.50% or (ii) the base rate plus 1.40%. The base rate is defined as the higher of (a) the Prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) SOFR plus 1.1%. Additionally, MSC Income Fund pays an annual unused commitment fee of 0.30% per annum on the unused lender commitments if more than 50% or more of the lender commitments are being used and an annual unused commitment fee of 0.625% per annum on the unused lender commitments if less than 50% of the lender commitments are being used. Borrowings under the TIAA Credit Facility are secured by a fired lien on all of the assets of MSIF and its subsidiaries, other than the assets of Structured Subsidiaries or immaterial subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of MSIF (other than Structured Subsidiaries or immaterial subsidiaries). In connection with the TIAA Credit Facility, MSIF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Effective April 27, 2023, the reference rate changed from LIBOR to SOFR plus an applicable credit spread adjustment of 0.10%.
As of June 30, 2023, the interest rate on the TIAA Credit Facility was 7.66%. The average interest rate for borrowings under the TIAA Credit Facility was 7.47% and 3.17% per annum for the three months ended June 30, 2023 and 2022, respectively, and 7.20% and 2.86% per annum for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, MSC Income Fund was in compliance with all financial covenants of the TIAA Credit Facility.
JPM SPV Facility
On February 3, 2021, MSIF Funding LLC (“MSIF Funding”), a wholly-owned Structured Subsidiary that primarily holds originated loan investments, entered into a senior secured revolving credit facility (as amended from time to time, the “JPM SPV Facility” and, together with the TIAA Credit Facility, the “Credit Facilities”) by and among JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator and MSIF as portfolio manager. The revolving period under the JPM SPV Facility expires on February 3, 2024 and the JPM SPV Facility is scheduled to mature on February 3, 2025. Advances under the JPM SPV Facility bear interest at a per annum rate equal to the three month SOFR in effect, plus the applicable margin of 3.00% per annum. MSIF Funding also pays a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until the third anniversary of the JPM SPV Facility. As of June 30, 2023, the JPM SPV Facility included total commitments of $325.0 million and an accordion feature, with the right to request an increase of total commitments and borrowing availability up to $450.0 million. The JPM SPV Facility is secured by a collateral loan on the assets of MSIF Funding. In connection with the JPM SPV Facility, MSIF Funding has made customary representations and

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of June 30, 2023, the interest rate on the JPM SPV Facility was 8.29%. The average interest rate for borrowings under the JPM SPV Facility was 8.06% and 3.88% per annum for the three months ended June 30, 2023 and 2022, respectively, and 7.86% and 3.50% per annum for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, MSC Income Fund was in compliance with all financial covenants of the JPM SPV Facility.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of MSIF or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of June 30, 2023, MSC Income Fund was in compliance with all financial covenants of the Note Purchase Agreement.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE E — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of MSC Income Fund for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
Per Share Data:	2023	2022
NAV at the beginning of the period	$7.61	$7.68
Net investment income(1)	0.36	0.32
Net realized gain (loss)(1)(2)	(0.32)	0.01
Net unrealized appreciation (depreciation)(1)(2)	0.39	(0.09)
Income tax provision(1)(2)	(0.04)	(0.01)
Net increase in net assets resulting from operations(1)	0.39	0.23
Dividends paid from net investment income	(0.35)	(0.32)
Dividends paid from capital gains	—	(0.01)
Dividends paid or accrued(3)	(0.35)	(0.33)
Accretive effect of stock repurchases (repurchasing shares below NAV)(4)	0.01	—
Other(5)	0.01	—
NAV at the end of the period	$7.67	$7.58
Shares outstanding at the end of the period	80,049,691	80,011,721
________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)Represents stockholder dividends paid or accrued for the period.
(4)Shares repurchased in connection with the Modified Dutch Auction Tender Offer. See Note G — Share Repurchases for additional information.
(5)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
NAV at end of period	$613,783	$606,859
Average NAV	$610,582	$612,219
Average outstanding debt	$474,188	$489,188

Ratios to average NAV:
Ratio of total expenses, including income tax expense, to average NAV(1)(2)(3)(5)	6.38%	3.81%
Ratio of operating expenses to average NAV(2)(3)(5)	5.86%	3.62%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)(5)	3.04%	2.01%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)(5)	2.01%	2.01%
Ratio of net investment income to average NAV(2)(5)	4.67%	4.18%
Portfolio turnover ratio(2)	9.95%	6.79%
Total return based on change in NAV(2)(4)(5)	5.16%	2.94%
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
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, incentive fees, management fees and general and administrative expenses.
(4)Total return is calculated based on the change in NAV per share and stockholder distributions declared per share during the reporting period, divided by the NAV per share at the beginning of the period. The total return does not reflect the sales load from the sale of MSC Income Fund’s common stock.
(5)Net of expense waivers of $4.3 million and $2.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Excluding these expense waivers, the expense and income ratios are as follows:

	Six Months Ended June 30,
	2023	2022

Ratio of total expenses, including income tax expense, to average NAV(1)(2)(3)	7.10%	4.16%
Ratio of operating expenses to average NAV(2)(3)	6.57%	3.97%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	3.75%	2.37%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)	2.71%	2.37%
Ratio of net investment income to average NAV(2)	3.98%	3.82%
Total return based on change in NAV(2)(4)	4.46%	2.59%
________________
See footnotes (1), (2), (3) and (4) immediately prior to this table.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE F — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
MSC Income Fund currently pays quarterly dividends to its stockholders. Future quarterly dividends, if any, will be determined by its Board of Directors on a quarterly basis. MSC Income Fund paid or accrued dividends to its common stockholders of $14.0 million, or $0.175 per share, during the three months ended June 30, 2023, and $28.0 million, or $0.35 per share, during the six months ended June 30, 2023, compared to $12.8 million, or $0.16 per share, during the three months ended June 30, 2022, and $26.0 million, or $0.325 per share, during the six months ended June 30, 2022.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
	(estimated, dollars in thousands)

Net increase in net assets resulting from operations	$31,486	$18,038
Net unrealized (appreciation) depreciation	(31,618)	7,017
Income tax provision	3,217	1,159
Pre-tax book (income) loss not consolidated for tax purposes	1,149	(2,366)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	20,083	(536)
Estimated taxable income (1)	24,317	23,312
Taxable income earned in prior year and carried forward for distribution in current year	20,674	23,276
Taxable income earned prior to period end and carried forward for distribution next period	(30,965)	(33,410)
Dividend accrued as of period end and paid in the following period	14,009	12,802
Taxable income earned to be carried forward	(16,956)	(20,608)
Total distributions accrued or paid to common stockholders	$28,035	$25,980
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
The income tax expense for MSC Income Fund is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation, changes in valuation allowance and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on MSC Income Fund’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income Fund’s Consolidated Statements of Operations. MSC Income Fund’s provision for income taxes was comprised of the following for the three and six months ended June 30, 2023 and 2022:

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Current tax expense:
Federal	$32	$(5)	$55	$3
State	58	168	228	315
Excise	124	475	241	663
Total current tax expense	214	638	524	981
Deferred tax expense:
Federal	1,600	53	2,241	168
State	233	4	452	10
Total deferred tax expense	1,833	57	2,693	178

Total income tax provision	$2,047	$695	$3,217	$1,159
The net deferred tax liability at June 30, 2023 and December 31, 2022 was $3.1 million and $0.4 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries.
At June 30, 2023, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards generated in 2020 and future periods that are not subject to expiration. The net operating losses will carryforward indefinitely until utilized. The net capital loss carryforwards of MSC Income Fund, if not utilized, will expire in various taxable years 2023 through 2027. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
NOTE G — SHARE REPURCHASES
Due to the impacts of the COVID-19 pandemic, MSC Income Fund’s Board of Directors determined that it was in the best interest of the Company to suspend its share repurchase program from March 31, 2020 to March 8, 2021 in order to preserve financial flexibility and liquidity. On March 8, 2021, MSC Income Fund announced that the Board of Directors approved the reinstatement of the share repurchase program.
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
On May 15, 2023, MSC Income Fund commenced a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”) to purchase for cash, for an aggregate purchase price of not more than $2.0 million in value of its shares of common stock subject to the conditions described in the Offer to Purchase, dated May 15, 2023 which expired on June 13, 2023. Pursuant to the Modified Dutch Auction Tender Offer, MSC Income Fund repurchased 406,904 shares, representing 0.5% of its then outstanding shares, on June 21, 2023 at a price of $5.50 per share for an aggregate cost of $2.2 million, excluding fees and expenses related to the Modified Dutch Auction Tender Offer. MSC Income Fund used available cash to fund the purchases of its shares of common stock in the Modified Dutch Auction Tender Offer and to pay for all related fees and expenses. In accordance with rules promulgated by the SEC, MSC Income Fund had the option to

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
increase the number of shares accepted for payment in the Modified Dutch Auction Tender Offer by up to 2.0% of its outstanding shares without amending or extending the Modified Dutch Auction Tender Offer. MSC Income Fund exercised that option and increased the Modified Dutch Auction Tender Offer by $0.2 million to avoid any proration for the stockholders tendering shares at or below the clearing price. These shares are included in the total shares purchased noted above.
Since inception of its share repurchase program, MSC Income Fund has funded the repurchase of $139.5 million in shares of common stock, including the shares repurchased under the Modified Dutch Auction Tender Offer, as of June 30, 2023. For the three months ended June 30, 2023 and 2022, MSC Income Fund funded $6.5 million and $4.5 million, respectively, for shares of its common stock tendered for repurchase under the plan and the Modified Dutch Auction Tender Offer. For the six months ended June 30, 2023 and 2022, MSC Income Fund funded $10.5 million and $8.0 million, respectively, for shares of its common stock tendered for repurchase under the plan and the Modified Dutch Auction Tender Offer.
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
Summarized DRIP information for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
DRIP participation	$9,174	$8,825
Shares issued for DRIP	1,172,995	1,115,515
NOTE I — COMMITMENTS AND CONTINGENCIES
At June 30, 2023, the Company had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Freeport First Lien Loan Fund III LP	$6,733
HPEP 3, L.P.	1,555
Brightwood Capital Fund III, LP	100

Total Equity Commitments	$8,388

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Power System Solutions	$3,989
AB Centers Acquisition Corporation	3,897

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

HEADLANDS OP-CO LLC	3,000
Winter Services LLC	2,778
SI East, LLC	2,500
Bluestem Brands, Inc.	2,165
Roof Opco, LLC	1,944
NWN Corporation	1,744
American Health Staffing Group, Inc.	1,667
IG Parent Corporation	1,667
Imaging Business Machines, L.L.C.	1,483
Mako Steel, LP	1,420
Infolinks Media Buyco, LLC	1,260
RA Outdoors LLC	1,235
Bettercloud, Inc.	1,216
Dalton US Inc.	1,187
ArborWorks, LLC	1,130
Burning Glass Intermediate Holding Company, Inc.	1,033
GRT Rubber Technologies LLC	1,010
IG Investor, LLC	1,000
NexRev LLC	1,000
Bond Brand Loyalty ULC	900
Classic H&G Holdco, LLC	860
CaseWorthy, Inc.	800
VVS Holdco, LLC	800
Cody Pools, Inc.	786
NinjaTrader, LLC	750
Direct Marketing Solutions, Inc.	750
Evergreen North America Acquisitions, LLC	710
JTI Electrical & Mechanical, LLC	702
SPAU Holdings, LLC	700
West Star Aviation Acquisition, LLC	667
Engineering Research & Consulting, LLC	621
Centre Technologies Holdings, LLC	600
ITA Holdings Group, LLC	543
Paragon Healthcare, Inc.	543
Watterson Brands, LLC	534
Robbins Bros. Jewelry, Inc.	500
Wall Street Prep, Inc.	500
Inspire Aesthetics Management, LLC	475
Jackmont Hospitality, Inc.	473
PTL US Bidco, Inc	469
MonitorUS Holding, LLC	467
Xenon Arc, Inc.	465
Invincible Boat Company, LLC.	457
Microbe Formulas, LLC	434
Acumera, Inc.	427
Trantech Radiator Topco, LLC	400
Chamberlin Holding LLC	400
AMEREQUIP LLC.	391
South Coast Terminals Holdings, LLC	381
Escalent, Inc.	349

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

AVEX Aviation Holdings, LLC	307
Batjer TopCo, LLC	300
Gamber-Johnson Holdings, LLC	300
Archer Systems, LLC	232
Channel Partners Intermediateco, LLC	209
MetalForming AcquireCo, LLC	205
SIB Holdings, LLC	200
Mystic Logistics Holdings, LLC	200
Johnson Downie Opco, LLC	200
Orttech Holdings, LLC	200
ATS Operating, LLC	150
Career Team Holdings, LLC	150
Elgin AcquireCo, LLC	123
Gulf Publishing Holdings, LLC	100
Clad-Rex Steel, LLC	100
Adams Publishing Group, LLC	94
Hawk Ridge Systems, LLC	84
AAC Holdings, Inc.	71
Interface Security Systems, L.L.C	1

Total Loan Commitments	$59,405

Total Commitments	$67,793
MSC Income Fund will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income Fund follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income Fund had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of June 30, 2023.
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
NOTE J — RELATED PARTY TRANSACTIONS
1.Advisory Agreements and Conditional Expense Reimbursement Waivers
On October 30, 2020, MSC Income Fund entered into the Investment Advisory Agreement with the Adviser, which states that the Adviser will oversee the management of MSC Income Fund’s activities and is responsible for making investment decisions with respect to, and providing day‑to‑day management and administration of, MSC Income Fund’s Investment Portfolio. The Investment Advisory Agreement was most recently re-approved by the Board of Directors, including a majority of members whom are not “interested” persons (as defined by the 1940 Act) of MSC Income Fund or the Adviser, on August 10, 2023.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
For the three months ended June 30, 2023 and 2022, MSC Income Fund incurred base management fees of $4.9 million and $5.0 million, respectively. For the three months ended June 30, 2023, MSC Income Fund incurred subordinated incentive fees on income of $3.6 million. MSC Income Fund did not incur any subordinated incentive fees on income or capital gains incentive fees for the three months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, MSC Income Fund incurred base management fees of $9.8 million and $9.9 million, respectively. For the six months ended June 30, 2023, MSC Income Fund incurred subordinated incentive fees on income of $6.3 million and no capital gains incentive fees. MSC Income Fund did not incur any subordinated incentive fees on income or capital gains incentive fees for the six months ended June 30, 2022.
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
The Adviser waived reimbursement of all Internal Administrative Services expenses from October 30, 2020 through December 31, 2021. On January 1, 2022, the Adviser assumed responsibility of certain administrative services that were previously provided for MSC Income Fund by a third-party sub-administrator. After December 31, 2021, the Adviser continued to waive reimbursement of all Internal Administrative Services expenses, except for the cost of the services previously provided by the sub-administrator. For the three months ended June 30, 2023 and 2022, MSC Income Fund incurred Internal Administrative Services expenses before expense waivers of $2.5 million and $1.3 million, respectively. For the three months ended June 30, 2023 and 2022, the Adviser waived the reimbursements of Internal Administrative Services expenses of $2.4 million and $1.1 million, respectively. For the six months ended June 30, 2023 and 2022, MSC Income Fund incurred Internal Administrative Services expenses of $4.6 million and $2.5 million, respectively. For the six months ended June 30, 2023 and 2022, the Adviser waived the reimbursements of Internal Administrative Services expenses of $4.3 million and $2.2 million, respectively. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.
2.Offering Costs
In accordance with MSC Income Fund’s previous investment advisory agreement with the previous investment adviser (“HMS Adviser”), MSC Income Fund reimbursed HMS Adviser for any offering costs that were paid on MSC Income Fund’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with the offering of MSC Income Fund’s common stock, including through MSC Income Fund’s DRIP. HMS Adviser was responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the transaction whereby the Adviser became the investment adviser to MSC Income Fund, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for $0.6 million which remained payable to HMS Adviser and would be reimbursed as part of future issuances of common stock by MSC Income Fund. For the three months ended June 30, 2023 and June 30, 2022, MSC Income Fund reimbursed HMS Adviser $0.06 million and $0.08 million, respectively, in connection with stock issuances. For the six months ended June 30, 2023 and June 30, 2022, the Company reimbursed HMS Adviser $0.13 million and $0.14 million, respectively, in connection with stock issuances. As of June 30, 2023, MSC Income Fund’s reimbursement obligation to HMS Adviser for organizational and offering expenses was fully repaid.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
NOTE K — SUBSEQUENT EVENTS
On August 1, 2023, the Company sold 348,542 shares of its common stock to Main Street at $7.89 per share, the price at which the Company issued new shares in connection with reinvestments of the August 1, 2023 dividend pursuant to the DRIP, for total proceeds to the Company of $2.8 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and was unanimously

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
approved by the Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.
On August 1, 2023, the Company repurchased 545,206 shares of its common stock validly tendered and not withdrawn on the terms set forth in the tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on August 3, 2023. The shares were repurchased at a price of $7.74 per share, which was the Company’s NAV per share as of August 1, 2023, for an aggregate purchase price of $4.2 million (an amount equal to 90% of the proceeds the Company received from the issuance of shares under the Company’s DRIP from the August 1, 2023 dividend payment).
On August 10, 2023, the Board of Directors declared a quarterly cash dividend of $0.175 per share payable November 1, 2023 to stockholders of record as of September 29, 2023. Additionally, the Board approved a repurchase offer pursuant to the Company’s share repurchase program in an amount equal to 90% of the proceeds resulting from shares issued in lieu of cash distributions from the November 1, 2023 dividend payment.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2023 Fair Value (13)
Control Investments
GRT Rubber Technologies LLC	11.17%	L+	6.00%		Secured Debt (12)	(8)	$—	$1	$31	$330	$310	$—	$640
	13.17%	L+	8.00%		Secured Debt	(8)	—	(24)	1,304	19,943	26	25	19,944
					Member Units	(8)	—	—	41	21,890	—	—	21,890
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	1,677	(675)	141	7,552	2,077	3,283	6,346
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	588	—	—	588
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control Investments							$1,677	$(698)	$1,517	$50,303	$2,413	$3,308	$49,408
Affiliate Investments
AFG Capital Group, LLC					Preferred Member Units	(8)	$1,800	$(2,050)	$—	$2,350	$1,800	$4,150	$—
Analytical Systems Keco Holdings, LLC		L+	10.00%		Secured Debt	(8)	—	—	—	(2)	—	—	(2)
	15.25%	L+	10.00%		Secured Debt	(8)	—	—	95	1,135	10	35	1,110
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	140	—	880	140	—	1,020
					Warrants	(8)	—	—	—	—	—	—	—
ATX Networks Corp.		L+	7.50%		Secured Debt	(6)	—	(102)	856	6,368	545	6,913	—
					Unsecured Debt	(6)	—	(276)	1,135	2,614	1,135	3,749	—
					Common Stock	(6)	3,178	(3,290)	—	3,290	3,178	6,468	—
Barfly Ventures, LLC					Member Units	(5)	—	(93)	—	1,107	—	94	1,013
Batjer TopCo, LLC					Secured Debt (12)	(8)	—	1	—	(1)	1	—	—
	10.00%				Secured Debt	(8)	—	17	66	1,205	20	50	1,175
					Preferred Stock	(8)	—	225	64	455	225	—	680
Brewer Crane Holdings, LLC	15.17%	L+	10.00%		Secured Debt	(9)	—	(16)	107	1,491	—	78	1,413
					Preferred Member Units	(9)	—	(180)	15	1,770	—	180	1,590
Centre Technologies Holdings, LLC		L+	9.00%		Secured Debt (12)	(8)	—	—	2	—	—	—	—
	14.25%	L+	9.00%		Secured Debt	(8)	—	22	266	3,731	27	—	3,758
					Preferred Member Units	(8)	—	430	15	2,170	430	—	2,600
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	19	1	—	—	—	—
	13.36%	SF+	8.00%		Secured Debt	(8)	—	(4)	275	4,236	4	138	4,102
					Member Units	(8)	—	262	373	5,728	262	—	5,990
					Member Units	(8)	—	30	12	678	30	—	708
Charps, LLC					Preferred Member Units	(5)	—	120	62	3,330	120	—	3,450
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	—	—	—	—	—
	11.50%				Secured Debt	(5)	—	(21)	151	2,620	—	211	2,409
	10.00%				Secured Debt	(5)	—	—	13	260	—	4	256
					Member Units	(5)	—	(460)	69	2,060	—	460	1,600
					Member Units	(5)	—	55	—	152	130	—	282

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2023 Fair Value (13)
Cody Pools, Inc.					Secured Debt (12)	(8)	—	2	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	28	79	—	7,871	—	7,871
		L+	10.50%		Secured Debt	(8)	—	(11)	26	273	14	287	—
		L+	10.50%		Secured Debt	(8)	—	(96)	500	6,882	—	6,882	—
					Preferred Member Units	(8)	—	1,730	362	14,550	1,730	—	16,280
Colonial Electric Company LLC					Secured Debt	(6)	—	—	12	—	400	400	—
	12.00%				Secured Debt	(6)	—	(77)	362	5,729	17	234	5,512
					Preferred Member Units	(6)	—	360	—	—	600	—	600
					Preferred Member Units	(6)	—	(370)	(295)	2,290	—	370	1,920
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	1	25	64	10	79
	10.00%				Secured Debt	(8)	—	—	59	865	11	14	862
					Preferred Member Units	(8)	—	(40)	—	300	—	40	260
Digital Products Holdings LLC	15.25%	SF+	10.00%		Secured Debt	(5)	—	—	288	3,878	—	195	3,683
					Preferred Member Units	(5)	—	—	25	2,459	—	—	2,459
Direct Marketing Solutions, Inc.					Secured Debt (12)	(9)	—	(1)	3	—	1	1	—
	13.00%				Secured Debt	(9)	—	(11)	372	5,352	11	174	5,189
					Preferred Stock	(9)	—	280	86	5,558	282	—	5,840
Flame King Holdings, LLC		L+	6.50%		Secured Debt	(9)	—	(15)	121	1,900	15	1,915	—
		L+	9.00%		Secured Debt	(9)	—	(123)	478	5,300	123	5,423	—
					Preferred Equity	(9)	—	1,690	513	4,400	1,690	—	6,090
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	291	5,848	—	536	5,312
Gamber-Johnson Holdings, LLC		SF+	8.50%		Secured Debt (12)	(5)	—	—	1	—	—	—	—
	11.00%	SF+	8.00%		Secured Debt	(5)	—	(44)	925	16,020	44	1,144	14,920
					Member Units	(5)	—	4,820	727	12,720	4,820	—	17,540
GFG Group, LLC	9.00%				Secured Debt	(5)	—	(9)	137	2,836	9	9	2,836
					Preferred Member Units	(5)	—	290	26	1,790	290	—	2,080
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	38	571	—	—	571
					Preferred Equity	(8)	—	—	—	950	—	—	950
					Member Units	(8)	—	—	—	—	—	—	—
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	283	—	4,331	283	508	4,106
IG Investor, LLC					Secured Debt (12)	(6)	—	—	1	—	170	200	(30)
	13.00%				Secured Debt	(6)	—	—	39	—	9,148	—	9,148
					Common Equity	(6)	—	—	—	—	3,774	—	3,774
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	—	—	—	6,540	—	6,540
Integral Energy Services	13.04%	L+	7.50%		Secured Debt	(8)	—	(265)	1,208	18,425	39	265	18,199
					Common Stock	(8)	—	(530)	13	1,490	—	530	960
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	355	5,093	54	—	5,147
	9.00%				Secured Debt	(5)	—	—	44	961	—	5	956
					Preferred Equity	(5)	—	130	—	1,800	130	—	1,930
					Member Units	(5)	—	(18)	15	713	—	18	695
Market Force Information, LLC					Secured Debt	(9)	(6,463)	6,060	—	403	6,060	6,463	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2023 Fair Value (13)
					Member Units	(9)	(4,160)	4,160	—	—	4,160	4,160	—
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	288	98	1,137	288	49	1,376
					Preferred Member Units	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	72	1,436	—	—	1,436
					Common Stock	(6)	—	1,080	494	5,708	1,080	—	6,788
NexRev LLC					Secured Debt (12)	(8)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(8)	—	373	156	2,119	386	413	2,092
					Preferred Member Units	(8)	—	580	38	280	580	—	860
NuStep, LLC	11.75%	L+	6.50%		Secured Debt	(5)	—	(1)	63	1,100	1	1	1,100
	12.00%				Secured Debt	(5)	—	—	280	4,603	3	—	4,606
					Preferred Member Units	(5)	—	90	—	2,010	90	—	2,100
					Preferred Member Units	(5)	—	—	—	1,290	—	—	1,290
Oneliance, LLC	16.25%	L+	11.00%		Secured Debt	(7)	—	(7)	113	1,380	3	27	1,356
					Preferred Stock	(7)	—	—	—	264	18	—	282
Orttech Holdings, LLC		L+	11.00%		Secured Debt (12)	(5)	—	2	—	(2)	2	—	—
	16.25%	L+	11.00%		Secured Debt	(5)	—	72	472	5,814	87	201	5,700
					Preferred Stock	(5)	—	1,200	134	2,940	1,200	—	4,140
Robbins Bros. Jewelry, Inc.					Secured Debt (12)	(9)	—	—	2	(8)	1	—	(7)
	12.50%				Secured Debt	(9)	—	(22)	255	3,902	9	97	3,814
					Preferred Equity	(9)	—	(970)	—	1,650	—	970	680
SI East, LLC					Secured Debt (12)	(7)	—	—	5	—	—	—	—
	12.78%				Secured Debt	(7)	—	179	100	—	18,179	—	18,179
					Secured Debt	(7)	—	(134)	1,403	29,929	—	29,929	—
					Preferred Member Units	(7)	—	608	213	4,550	710	—	5,260
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	—	239	5,063	237	—	5,300
					Preferred Equity	(6)	—	—	—	—	—	—	—
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	28	460	—	—	460
	12.00%				Secured Debt	(9)	—	—	232	3,780	3	—	3,783
					Preferred Member Units	(9)	—	(347)	—	1,920	—	347	1,573
					Preferred Member Units	(9)	—	44	—	—	133	—	133
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	(1)	2	—	1	1	—
	12.00%				Secured Debt	(7)	—	(7)	126	1,980	7	7	1,980
					Common Stock	(7)	—	990	15	1,950	990	—	2,940
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	23	—	900	—	900
					Secured Debt	(8)	(1,366)	780	71	6,392	—	6,392	—
					Unsecured Convertible Debt	(8)	(175)	175	—	—	175	175	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(306)	—	—	4,906	306	4,600
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	(1,104)	—	—	1,104	1,104	—
					Warrants	(8)	—	1,104	—	—	—	—	—
VVS Holdco LLC		L+	6.00%		Secured Debt (12)	(5)	—	—	4	(5)	3	—	(2)

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2023 Fair Value (13)
	11.50%				Secured Debt	(5)	—	—	462	7,421	29	311	7,139
					Preferred Equity	(5)	—	(30)	54	2,990	—	30	2,960
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	(245)	(6,392)	6,392	—	—
Total Affiliate investments							$(7,186)	$17,688	$15,299	$277,000	$93,924	$92,673	$278,251
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2023 for affiliate investments located in this region was $96,977. This represented 15.8% of net assets as of June 30, 2023.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2023 for affiliate investments located in this region was $40,988. This represented 6.7% of net assets as of June 30, 2023.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2023 for affiliate investments located in this region was $29,997. This represented 4.9% of net assets as of June 30, 2023.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2023 for control investments located in this region was $48,820. This represented 8.0% of net assets as of June 30, 2023. The fair value as of June 30, 2023 for affiliate investments located in this region was $79,731. This represented 13.0% of net assets as of June 30, 2023.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(unaudited)

(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2023 for control investments located in this region was $588. This represented 0.1% of net assets as of June 30, 2023. The fair value as of June 30, 2023 for affiliate investments located in this region was $30,558. This represented 5.0% of net assets as of June 30, 2023.
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
(12)Investment has an unfunded commitment as of June 30, 2023 (see Note I). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                                              Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates
June 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2022 Fair Value
Control Investments
GRT Rubber Technologies LLC	9.06%	L+	8.00%		Secured Debt	(8)	$—	$(23)	$1,202	$19,152	$23	$23	$19,152
					Member Units	(8)	—	—	838	22,750	—	—	22,750
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	—	1,408	—	3,971	2,583	—	6,554
					LP Interests (2717 HPP-MS, L.P.)	(8)	—	—	—	—	—	—	—
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	710	—	—	710
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control investments							$—	$1,385	$2,040	$46,583	$2,606	$23	$49,166
Affiliate Investments
AFG Capital Group, LLC	10.00%				Secured Debt	(8)	$—	$—	$1	$36	$—	$36	$—
					Preferred Member Units	(8)	—	260	—	1,930	260	—	2,190
Analytical Systems Keco Holdings, LLC	12.00%	L+	10.00%		Secured Debt	(8)	—	—	85	1,178	13	35	1,156
					Preferred Member Units	(8)	—	(140)	1	1,220	—	140	1,080
					Warrants	(8)	—	—	—	—	—	—	—
ATX Networks Corp.	8.92%	L+	7.50%		Secured Debt	(6)	—	(298)	389	7,121	229	1,222	6,128
	10.00%			10.00%	Unsecured Debt	(6)	—	122	156	1,977	279	—	2,256
Barfly Ventures, LLC					Preferred Member Units	(5)	—	157	—	643	157	—	800
Batjer TopCo, LLC	11.00%				Secured Debt	(8)	—	—	45	—	1,252	51	1,201
					Member Units	(8)	—	—	—	—	453	—	453
Brewer Crane Holdings, LLC	11.06%	L+	10.00%		Secured Debt	(9)	—	—	114	2,005	5	62	1,948
					Preferred Member Units	(9)	—	(170)	133	1,930	—	170	1,760
Centre Technologies Holdings, LLC	12.00%	L+	10.00%		Secured Debt	(8)	—	115	212	2,216	1,967	457	3,726
					Preferred Member Units	(8)	—	189	15	1,460	260	—	1,720
Chamberlin Holding LLC	9.13%	L+	8.00%		Secured Debt	(8)	—	(21)	224	4,454	21	109	4,366
					Member Units	(8)	—	—	8	385	—	27	358
					Member Units	(8)	—	(427)	87	6,030	—	400	5,630
Charps, LLC	10.00%				Unsecured Debt	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	(140)	104	3,500	—	140	3,360
Clad-Rex Steel, LLC	10.63%	L+	9.50%		Secured Debt	(5)	—	—	139	2,620	—	—	2,620
	10.00%				Secured Debt	(5)	—	—	14	268	—	4	264
					Member Units	(5)	—	20	—	132	20	—	152
					Member Units	(5)	—	—	191	2,561	—	1	2,560
Cody Pools, Inc.	12.25%	L+	10.50%		Secured Debt	(8)	—	(4)	463	7,181	656	803	7,034
					Preferred Member Units	(8)	—	890	437	11,910	890	—	12,800
Colonial Electric Company LLC	12.00%				Secured Debt	(6)	—	—	390	6,007	419	158	6,268
					Preferred Member Units	(6)	—	(40)	248	2,280	—	40	2,240
Datacom, LLC	7.50%				Secured Debt	(8)	—	(3)	49	852	12	18	846
					Preferred Member Units	(8)	—	10	5	290	10	—	300

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2022 Fair Value
Digital Products Holdings LLC	11.13%	L+	10.00%		Secured Debt	(5)	—	—	238	4,186	12	166	4,032
					Preferred Member Units	(5)	—	—	25	2,459	—	—	2,459
Direct Marketing Solutions, Inc.	12.13%	L+	11.00%		Secured Debt	(9)	—	(8)	305	4,698	246	153	4,791
					Preferred Stock	(9)	—	800	171	4,590	800	—	5,390
Flame King Holdings, LLC	12.00%	L+	11.00%		Secured Debt	(9)	—	139	336	5,145	155	—	5,300
	7.50%	L+	6.50%		Secured Debt	(9)	—	17	72	1,581	319	—	1,900
					Preferred Equity	(9)	—	750	140	2,600	750	—	3,350
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(57)	221	7,231	—	436	6,795
Gamber-Johnson Holdings, LLC	10.00%	L+	8.00%		Secured Debt	(5)	—	(3)	275	5,400	3	3	5,400
					Member Units	(5)	—	(850)	90	12,430	—	850	11,580
GFG Group, LLC	9.00%				Secured Debt	(5)	—	(10)	175	3,136	10	10	3,136
					Preferred Member Units	(5)	—	—	95	1,750	—	—	1,750
Gulf Publishing Holdings, LLC	10.60%	L+	9.50%	5.25%	Secured Debt	(8)	—	—	2	64	—	—	64
	12.50%			6.25%	Secured Debt	(8)	—	(547)	107	2,429	—	547	1,882
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	779	(21)	(81)	4,712	333	714	4,331
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	312	5,040	18	—	5,058
	9.00%				Secured Debt	(5)	—	—	44	970	—	5	965
					Member Units	(5)	—	(20)	—	3,080	—	20	3,060
					Member Units	(5)	—	—	14	615	—	—	615
Market Force Information, LLC	12.00%			12.00%	Secured Debt	(9)	—	(364)	13	2,234	13	364	1,883
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	(374)	135	1,484	2	414	1,072
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Mystic Logistics Holdings, LLC	10.00%				Secured Debt	(6)	—	—	77	1,595	—	71	1,524
					Common Stock	(6)	—	1,842	399	2,210	1,843	—	4,053
NexRev LLC	11.00%				Secured Debt	(8)	—	(429)	310	3,510	—	1,444	2,066
					Preferred Member Units	(8)	—	(773)	10	670	333	773	230
NuStep, LLC	7.63%	L+	6.50%		Secured Debt	(5)	—	2	26	430	370	—	800
	12.00%				Secured Debt	(5)	—	7	261	4,310	300	—	4,610
					Preferred Member Units	(5)	—	(490)	—	3,380	—	490	2,890
Oneliance, LLC					Preferred Stock	(7)	—	—	—	264	—	—	264
	12.06%	L+	11.00%		Secured Debt	(7)	—	—	88	1,374	3	—	1,377
Orttech Holdings, LLC	12.00%	L+	11.00%		Secured Debt	(5)	—	—	381	5,978	14	100	5,892
					Preferred Stock	(5)	—	—	96	2,500	—	—	2,500
Robbins Bros. Jewelry, Inc.	12.00%	L+	11.00%		Secured Debt	(9)	—	—	254	—	3,960	26	3,934
					Preferred Equity	(9)	—	520	31	—	1,750	—	1,750
SI East, LLC	10.25%				Secured Debt	(7)	—	74	1,164	21,950	—	496	21,454
					Preferred Member Units	(7)	—	420	115	3,860	420	—	4,280
Sonic Systems International, LLC	8.50%	L+	7.50%		Secured Debt	(8)	—	(272)	660	13,738	4,367	272	17,833
					Common Stock	(8)	—	66	25	1,250	400	—	1,650
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	8	263	3,754	42	—	3,796
	12.00%				Secured Debt	(9)	—	1	25	259	201	—	460
					Preferred Member Units	(9)	—	(372)	—	2,145	55	372	1,828

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2022 Fair Value
Trantech Radiator Topco, LLC	12.00%				Secured Debt	(7)	—	(4)	139	2,174	15	109	2,080
					Common Stock	(7)	—	(140)	15	2,160	—	140	2,020
VVS Holdco LLC	11.50%				Secured Debt	(5)	—	—	470	7,667	24	300	7,391
					Preferred Equity	(5)	—	60	50	2,960	60	—	3,020
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Affiliate investments							$779	$492	$11,058	$234,158	$23,721	$12,148	$245,731
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
June 30, 2022
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
Private Loan investments primarily consist of debt securities that have primarily been originated directly by our Adviser or, to a lesser extent, by our Adviser through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. Our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. We may also co-invest with Main Street and the private equity sponsor in the equity securities of our Private Loan portfolio companies.
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
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the Private Loan, LMM and Middle Market portfolios as of June 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, which are discussed further below).

	As of June 30, 2023
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	76	49	19
Fair value	$587.6	$363.8	$107.9
Cost	$583.0	$303.3	$137.2
Debt investments as a % of portfolio (at cost)	95.7%	70.2%	94.2%
Equity investments as a % of portfolio (at cost)	4.3%	29.8%	5.8%
% of debt investments at cost secured by first priority lien	99.4%	100.0%	100.0%
Weighted-average annual effective yield (b)	12.9%	12.9%	12.1%
Average EBITDA (c)	$33.3	$8.4	$78.3
__________________
(a)At June 30, 2023, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of June 30, 2023 including debt investments on non-accrual status was 12.6% for our Private Loan portfolio, 12.9% for our LMM portfolio and 10.4% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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
For the three months ended June 30, 2023 and 2022, we achieved an annualized total return on investments of 15.2% and 5.2%, respectively. For the six months ended June 30, 2023 and 2022, we achieved an annualized total return on investments of 13.3% and 7.7%, respectively. For the year ended December 31, 2022, we achieved a total return on investments of 9.1%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of June 30, 2023, we had Other Portfolio investments in four entities, collectively totaling $27.1 million in fair value and $23.1 million in cost basis and which comprised 2.5% and 2.2% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, we had Other Portfolio investments in four entities, collectively totaling $29.0 million in fair value and $24.7 million in cost basis and which comprised 2.7% and 2.3% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both June 30, 2023 and December 31, 2022, our Investment Portfolio valued at fair value represented 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of June 30, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2023 and 2022, (i) 3.4% and 3.5%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1% and 0.3%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2023 and 2022, (i) 3.6% and 2.7%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1% and 1.1%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of June 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments).

Cost:	June 30, 2023	December 31, 2022
First lien debt	87.6%	88.5%
Equity	11.9	10.8
Second lien debt	0.3	0.3
Equity warrants	0.2	0.2
Other	—	0.2
	100.0%	100.0%

Fair Value:	June 30, 2023	December 31, 2022
First lien debt	79.9%	81.4%
Equity	19.7	17.9
Second lien debt	0.3	0.3
Equity warrants	0.1	0.1
Other	—	0.3
	100.0%	100.0%
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
As of June 30, 2023, our total Investment Portfolio had four investments on non-accrual status, which comprised 0.3% of its fair value and 2.8% of its cost. As of December 31, 2022, our total Investment Portfolio had seven investments on non-accrual status, which comprised 0.8% of its fair value and 4.8% of its cost.
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
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2023 and 2022
Set forth below is a comparison of the results of operations for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Total investment income	$33,228	$24,339	$8,889	37%
Total expenses, net of expense waivers	(18,830)	(11,444)	(7,386)	65%
Net investment income	14,398	12,895	1,503	12%
Total net realized gain (loss) from investments	(28,852)	372	(29,224)	NM
Total net unrealized appreciation (depreciation) from investments	35,757	(10,749)	46,506	NM
Income tax provision	(2,047)	(695)	(1,352)	NM
Net increase in net assets resulting from operations	$19,256	$1,823	$17,433	956%
_________________
NM — Net Change % not meaningful

Investment Income
Total investment income for the three months ended June 30, 2023 was $33.2 million, a 37% increase from the $24.3 million of total investment income for the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended June 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest income	$28,459	$21,162	$7,297	34%	(a)
Dividend income	3,904	2,471	1,433	58%	(b)
Fee income	865	706	159	23%
Total investment income	$33,228	$24,339	$8,889	37%	(c)
_________________
(a)The increase in interest income was primarily due to an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates and an increase in interest rate spreads on new investments over the last twelve months.
(b)The increase in dividend income from Investment Portfolio equity investments was primarily a result of higher dividend income from a variety of portfolio companies and $0.8 million from dividend income considered to be less consistent or non-recurring.
(c)The increase in total investment income includes a net increase of $1.1 million due to the impact of certain income considered to be less consistent or non-recurring, including an $0.8 million increase in dividend income and a $0.3 million increase in total accelerated prepayment and other activity related to certain Investment Portfolio debt investments.
Expenses
Total expenses, net of expense waivers, for the three months ended June 30, 2023 were $18.8 million, a 65% increase from $11.4 million in the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended June 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest expense	$8,862	$5,299	$3,563	67%	(a)
Base management fees	4,912	4,955	(43)	(1)%
Incentive fees	3,599	—	3,599	NM	(b)
Internal administrative services fees	2,545	1,302	1,243	95%	(c)
General and administrative	1,306	1,037	269	26%
Total expenses before expense waivers	21,224	12,593	8,631	69%
Waiver of internal administrative services expenses	(2,394)	(1,149)	(1,245)	108%
Total expenses	$18,830	$11,444	$7,386	65%
_________________
(a)The increase in interest expense was primarily related to higher floating interest rates on our Credit Facilities (as defined in the Liquidity and Capital Resources section below) based upon the increases in bench market index rates.
(b)The increase in incentive fees was due to the increased Pre-Incentive Fee Net Investment Income resulting from MSC Income Fund’s more favorable operating results for the three months ended June 30, 2023 compared to the corresponding period of 2022.

(c)The increase in internal administrative service fees related primarily to increased expenses incurred by the Adviser associated with its activities and services under the Investment Advisory Agreement. Consistent with prior practices, the vast majority of such internal administrative service fees, or all fees other than $0.2 million, were waived by the Adviser. The only fees not waived are the cost of services previously provided by a sub-administrator prior to January 1, 2022 (see Note J.1. — Related Party Transactions — Advisory Agreements and Conditional Expense Reimbursement Waivers included in Item 1. Consolidated Financial Statements).
Net Investment Income
Net investment income for the three months ended June 30, 2023 increased to $14.4 million, or $0.18 per share, compared to net investment income of $12.9 million, or $0.16 per share, for the corresponding period of 2022. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by the increase in total expenses, including incentive fees, each as discussed above. The increase in net investment income on a per share basis includes a $0.01 per share increase in investment income considered less consistent or non-recurring.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized loss on investments of $28.9 million for the three months ended June 30, 2023.

	Three Months Ended June 30, 2023
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$—	—	$—	—	$(10,459)	1	$(10)	$(10,469)
LMM portfolio	(8,823)	2	—	—	—	—	—	(8,823)
Middle Market portfolio	—	—	—	—	(10,607)	2	—	(10,607)
Other Portfolio	—	—	1,047	1	—	—	—	1,047
Total net realized gain/(loss)	$(8,823)	2	$1,047	1	$(21,066)	3	$(10)	$(28,852)
_________________
(a)Other activity includes realized gains and losses from transactions involving five portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $35.8 million for the three months ended June 30, 2023.

	Three Months Ended June 30, 2023
	Private Loan	LMM(a)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$10,516	$8,663	$10,607	$(1,046)	$28,740
Net unrealized appreciation (depreciation) relating to portfolio investments	(1,730)	6,280	1,401	1,066	7,017
Total net unrealized appreciation (depreciation) relating to portfolio investments	$8,786	$14,943	$12,008	$20	$35,757
_________________
(a)Includes unrealized appreciation on 23 LMM portfolio investments and unrealized depreciation on 12 LMM portfolio investments.
The realized losses recognized in the second quarter were completed at a net realized fair value $2.9 million greater than the fair value for such investments at the end of the first quarter of 2023.
Income Tax Provision
The income tax provision for the three months ended June 30, 2023 of $2.0 million principally consisted of (i) a deferred tax provision of $1.8 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $0.2 million related to a $0.1 million provision for excise tax on our estimated undistributed taxable income and $0.1 million provision for current federal and state income taxes. The income tax provision for the three months ended June 30, 2022 of $0.7 million principally consisted of (i) a current tax provision of $0.6 million related to a $0.5 million provision for excise tax on our estimated undistributed taxable income and $0.1 million provision for current state income taxes and (ii) a deferred tax provision of $0.1 million which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended June 30, 2023 was $19.3 million, or $0.24 per share, compared with $1.8 million, or $0.02 per share, during the three months ended June 30, 2022. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Comparison of the six months ended June 30, 2023 and 2022
Set forth below is a comparison of the results of operations for the six months ended June 30, 2023 and June 30, 2022.

	Six Months Ended June 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Total investment income	$64,274	$47,740	$16,534	35%
Total expenses, net of expense waivers	(35,768)	(22,151)	(13,617)	61%
Net investment income	28,506	25,589	2,917	11%
Total net realized gain (loss) from investments	(25,421)	625	(26,046)	NM
Total net unrealized appreciation (depreciation) from investments	31,618	(7,017)	38,635	NM
Income tax provision	(3,217)	(1,159)	(2,058)	NM
Net increase in net assets resulting from operations	$31,486	$18,038	$13,448	75%
_________________
NM     Net change % not meaningful
Investment Income
Total investment income for the six months ended June 30, 2023 was $64.3 million, a 35% increase from the $47.7 million of total investment income for the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended June 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest income	$57,391	$41,231	$16,160	39%	(a)
Dividend income	5,463	5,264	199	4%	(b)
Fee income	1,420	1,245	175	14%
Total investment income	$64,274	$47,740	$16,534	35%	(c)
_________________
(a)The increase in interest income was primarily due to (i) an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates, (ii) an increase in interest rate spreads on new investments over the last twelve months and (iii) increased accelerated OID income recognized on the repayment of certain Investment Portfolio debt investments.
(b)The increase in dividend income from Investment Portfolio equity investments was primarily a result of a $0.8 million increase related to dividend income considered to be less consistent or non-recurring, partially offset by a decline in dividend income from a variety of portfolio companies.
(c)The increase in total investment income includes a net increase of $2.3 million due to the impact of certain income considered less consistent or non-recurring, including (i) an $0.8 million increase in dividend income and (ii) a $1.5 million increase in accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.
Expenses
Total expenses, net of fee and expense waivers, for the six months ended June 30, 2023 were $35.8 million, a 61% increase from $22.2 million in the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

Six Months Ended June 30,	Net Change

	2023	2022	Amount	%
	(dollars in thousands)
Interest expense	$17,196	$9,827	$7,369	75%	(a)
Base management fees	9,767	9,945	(178)	(2)%
Incentive fees	6,319	—	6,319	NM	(b)
Internal administrative services fees	4,584	2,483	2,101	85%	(c)
General and administrative	2,185	2,075	110	5%
Total expenses before expense waivers	40,051	24,330	15,721	65%
Waiver of internal administrative services expenses	(4,283)	(2,179)	(2,104)	97%
Total expenses	$35,768	$22,151	$13,617	61%
_________________
(a)The increase in interest expense was primarily related to higher floating interest rates on our Credit Facilities (as defined in the Liquidity and Capital Resources section below) due to increases in benchmark index rates, partially offset by lower weighted average outstanding debt balances.
(b)The increase in incentive fees was due to the increased Pre-Incentive Fee Net Investment Income resulting from MSC Income Fund’s more favorable operating results for the six months ended June 30, 2023.
(c)The increase in internal administrative service fees related primarily to increased expenses incurred by the Adviser associated with its activities and services under the Investment Advisory Agreement. Consistent with prior practice, the vast majority of such internal administrative service fees, or all fees other than $0.3 million, were waived by the Adviser. The only fees not waived are the cost of services previously provided by a sub-administrator prior to January 1, 2022 (see Note J.1. — Related Party Transactions — Advisory Agreements and Conditional Expense Reimbursement Waivers included in Item 1. Consolidated Financial Statements).
Net Investment Income
Net investment income for the six months ended June 30, 2023 increased 11% to $28.5 million, or $0.36 per share, compared to net investment income of $25.6 million, or $0.32 per share, for the corresponding period of 2022. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by increase in total expenses, including incentive fees. The increase in net investment income and net investment income per share includes a $2.3 million, or $0.03 per share, increase in investment income considered to be less consistent or non-recurring, each as discussed above.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized loss on investments of ($25.4) million for the six months ended June 30, 2023.

	Six Months Ended June 30, 2023
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$868	1	$—	—	$(10,459)	1	$(12)	$(9,603)
LMM portfolio	(8,823)	2	—	—	(1,542)	1	—	(10,365)
Middle Market portfolio	3,480	2	—	—	(10,607)	2	(3)	(7,130)
Other Portfolio	—	—	1,677	1	—	—	—	1,677
Total net realized gain (loss)	$(4,475)	5	$1,677	1	$(22,608)	4	$(15)	$(25,421)
_________________
(a)Other activity includes realized gains and losses from transactions involving 6 portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $31.6 million for the six months ended June 30, 2023.

	Six Months Ended June 30, 2023
	Private Loan	LMM(a)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$10,516	$10,062	$7,432	$(1,677)	$26,333
Net unrealized appreciation (depreciation) relating to portfolio investments	(2,627)	10,291	(3,714)	1,335	5,285
Total net unrealized appreciation (depreciation) relating to portfolio investments	$7,889	$20,353	$3,718	$(342)	$31,618
_________________
(a)Includes unrealized appreciation on 22 LMM portfolio investments and unrealized depreciation on 16 LMM portfolio investments.
Income Tax Provision
The income tax provision for the six months ended June 30, 2023 of $3.2 million principally consisted of (i) a current tax provision of $0.5 million related to a $0.2 million provision for excise tax on our estimated undistributed taxable income and $0.3 million provision for current federal and state income taxes and (ii) a deferred tax provision of $2.7 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences. The income tax provision for the six months ended June 30, 2022 of $1.2 million consisted of a current tax provision of $1.0 million related to a $0.7 million provision for excise tax on our estimated undistributed taxable income and $0.3 million provision for current state income taxes and a deferred tax provision of $0.2 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the six months ended June 30, 2023 was $31.5 million, or $0.39 per share, compared with $18.0 million, or $0.23 per share, during the six months ended June 30, 2022. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the six months ended June 30, 2023, we realized a net increase in cash and cash equivalents of $8.7 million as the result of $19.0 million of cash provided by our operating activities, partially offset by $10.3 million of cash used in our financing activities.
The $19.0 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $106.8 million from the sales and repayments of debt investments and sales of and return of capital from equity investments, (ii) cash flows that we generated from the operating profits earned totaling $21.1 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs and (iii) cash proceeds of $3.2 million related to the change in other assets and liabilities, partially offset by the funding of new portfolio investments of $112.1 million.
The $10.3 million of cash used in our financing activities principally consisted of (i) $17.7 million in cash dividends paid to stockholders and (ii) $10.5 million for the repurchases of common stock, partially offset by (i) $16.0 million net cash proceeds related to our TIAA Credit Facility and JPM SPV Facility (together, the “Credit Facilities”) and (ii) $2.0 million cash proceeds related to common stock issuance.
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
On March 2, 2021, our Board of Directors unanimously approved the reinstatement of the share repurchase program commencing in April 2021 with repurchases effectuated via tender offers, and we have conducted quarterly tender offers pursuant to the share repurchase program since then. The quarterly tender offers are generally equal to 90% of the aggregate dividend reinvestment plan proceeds resulting from dividend payments. See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II of this Quarterly Report on Form 10-Q for more information regarding repurchases of our common stock during the three months ended June 30, 2023.
Modified Dutch Auction Tender Offer
On May 15, 2023 we commenced a modified “Dutch Auction” tender offer (the “Modified Dutch Auction Tender Offer”) to purchase for cash, for an aggregate purchase price of not more than $2.0 million in value of its shares of common stock, subject to the conditions described in the Offer to Purchase, dated May 15, 2023 and which expired on June 13 2023. Pursuant to the Modified Dutch Auction Tender Offer, we repurchased 406,904 shares, representing 0.5% of our then outstanding shares, on June 21, 2023 at a price of $5.50 per share for an aggregate cost of $2.2 million, excluding fees and expenses related to the Modified Dutch Auction Tender Offer. We used available cash to fund the purchases of our shares of common stock in the Modified Dutch Auction Tender offer and to pay for all related fees and expenses. In accordance with rules promulgated by the Securities and Exchange Commission (“SEC”), we had the option to increase the number of shares accepted for payment in the Modified Dutch Auction Tender Offer by up to 2.0% of our outstanding shares without amending or extending the Modified Dutch Auction Tender Offer. We exercised that option and increased the Tender Offer by $0.2 million to avoid any proration for the stockholders tendering shares at or below the clearing price. These shares are included in the total shares purchased noted above.
Capital Resources
As of June 30, 2023, we had $30.1 million in cash and cash equivalents and $152.3 million of unused capacity under the Credit Facilities, which we maintain to support our investment and operating activities. As of June 30, 2023, our NAV totaled $613.8 million, or $7.67 per share.
As of June 30, 2023, we had $85.0 million outstanding and $80.0 million of undrawn commitments under our TIAA Credit Facility and $252.7 million outstanding and $72.3 million of undrawn commitments under our JPM SPV Facility, both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
We closed our continuous follow-on public offering of shares to new investors effective September 2017. As such, our ability to raise additional equity is limited.
As a BDC, we generally are required to maintain a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met in the future). This requirement limits the amount that we may borrow. As of June 30, 2023, our BDC asset coverage ratio was 226%. The combination of these factors limits our access to capital to fund future investment activities or operating requirements, including our ability to grow the Investment Portfolio. We anticipate that we will continue to fund our investment activities and operating requirements through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, including cash proceeds from the repayments and from the sales of investments in our portfolio companies, and utilization of available borrowings under our Credit Facilities. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and share repurchases under our share repurchase programs.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At June 30, 2023, we had a total of $67.8 million in outstanding commitments comprised of

(i) 71 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of June 30, 2023, we had $487.7 million in total borrowings outstanding under our Credit Facilities and Series A Notes. The TIAA Credit Facility will mature on March 1, 2026. The JPM SPV Facility will mature on February 3, 2025. The Series A Notes will mature on October 30, 2026. See further discussion of the terms of our Credit Facilities, Series A Notes and other debt in Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2023 is as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(dollars in thousands)
JPM SPV Facility(1)	$—	$—	$252,688	$—	$—	$—	$252,688
Series A Notes	—	—	—	150,000	—	—	150,000
Interest due on Series A Notes	3,030	6,060	6,060	6,060	—	—	21,210
TIAA Credit Facility(2)	—	—	—	85,000	—	—	85,000
Total	$3,030	$6,060	$258,748	$241,060	$—	$—	$508,898
_________________
(1)As of June 30, 2023, $72.3 million remained available to borrow under the JPM SPV Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the JPM SPV Facility and the 1940 Act, as discussed above.
(2)As of June 30, 2023, $80.0 million remained available to borrow under the TIAA Credit Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the TIAA Credit Facility and the 1940 Act, as discussed above.
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
Recent Developments
On August 1, 2023, we sold 348,542 shares of our common stock to Main Street at $7.89 per share, the price at which we issued new shares in connection with reinvestments of the August 1, 2023 dividend pursuant to the DRIP, for total proceeds to us of $2.8 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and was unanimously approved by the Board, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of us or our Adviser.
On August 1, 2023, we repurchased 545,206 shares of our common stock validly tendered and not withdrawn on the terms set forth in our tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on August 3, 2023. The shares were repurchased at a price of $7.74 per share, which was our NAV per share as of August 1, 2023, for an aggregate purchase price of $4.2 million (an amount equal to 90% of the proceeds we received from the issuance of shares under the our DRIP from the August 1, 2023 dividend payment).
On August 10, 2023, our Board of Directors declared a quarterly cash dividend of $0.175 per share payable November 1, 2023 to stockholders of record as of September 29, 2023. Additionally, our Board approved a repurchase offer pursuant to our share repurchase program in an amount equal to 90% of the proceeds resulting from shares issued in lieu of cash distributions from the November 1, 2023 dividend payment.

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
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2023, 82% of our debt Investment Portfolio (at cost) bore interest at floating rates, 92% of which were subject to contractual minimum interest rates. As of June 30, 2023, 31% of our debt obligations bore interest at fixed rates. Our interest expense associated with our Credit Facilities will be affected by changes in the published SOFR. However, the interest rates on our outstanding Series A Notes are fixed for the life of such debt. As of June 30, 2023, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company intends to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2023.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(14,662)	$6,754	$(7,908)	$(0.10)
(175)	(12,827)	5,910	(6,917)	(0.09)
(150)	(10,995)	5,065	(5,930)	(0.07)
(125)	(9,162)	4,221	(4,941)	(0.06)
(100)	(7,330)	3,377	(3,953)	(0.05)
(75)	(5,497)	2,533	(2,964)	(0.04)
(50)	(3,665)	1,688	(1,977)	(0.02)
(25)	(1,832)	844	(988)	(0.01)
25	1,832	(844)	988	0.01
50	3,665	(1,688)	1,977	0.02
75	5,497	(2,533)	2,964	0.04
100	7,330	(3,377)	3,953	0.05
125	9,162	(4,221)	4,941	0.06
150	10,995	(5,065)	5,930	0.07
175	12,827	(5,910)	6,917	0.09
200	14,660	(6,754)	7,906	0.10
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of June 30, 2023, the analysis does not take into consideration future changes in the credit market, credit quality, or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all

LIBOR, SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual LIBOR, SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly while our TIAA Credit Facility and our JPM SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that we filed with the SEC on March 14, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 that we filed with the SEC on May 12, 2023, which could materially affect our business, financial condition and/or operating results.
There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the three months ended June 30, 2023, we issued 608,618 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2023 under the DRIP was $4.8 million.

On May 1, 2023, we sold 255,754 shares of our common stock to Main Street at $7.82 per share, the price at which we issued new shares in connection with reinvestments of the May 1, 2023 dividend pursuant to the DRIP, for total proceeds to the Company of $2.0 million. The sale of shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
The following chart summarizes repurchases of our common stock for the three months ended June 30, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2023(a)	558,664	$7.67	519,489	N/A
May 1 through May 31, 2023	—	—	—	—
June 1 through June 30, 2023(b)	406,904	5.50	406,904	N/A
Total	965,568		926,393
_________________
(a)Shares repurchased under the quarterly share repurchase program at NAV (see Note G — Share Repurchases included in Item 1. Consolidated Financial Statements for more information).
(b)Shares repurchased under the Modified Dutch Auction Tender Offer (see Liquidity and Capital Resources included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information).

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1
First Amendment to Loan and Security Agreement, dated June 2, 2023, by and among MSIF Funding, LLC, as borrower; MSC Income Fund, Inc., as portfolio manager; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; U.S. Bank National Association, as securities intermediary; and JPMorgan Chase Bank, National Association, as administrative agent and lender (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on June 6, 2023 (File No. 814-00939) and incorporated herein by reference).

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
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2023, filed with the SEC on August 11, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) the Consolidated Statements of Changes in Net Assets for the periods ended June 30, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) the Consolidated Schedule of Investments for the periods ended June 30, 2023 and December 31, 2022, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the six months ended June 30, 2023 and 2022.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.

Date: August 11, 2023	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

Date: August 11, 2023	/s/ JESSE E. MORRIS
Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)

Date: August 11, 2023	/s/ CORY E. GILBERT
Cory E. Gilbert
Vice President and Chief Accounting Officer
(principal accounting officer)