Form 10-Q
period 2023-09-30
MSC INCOME FUND, INC.
filed 2023-11-13
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the issuer’s common stock as of November 10, 2023 was 80,537,477.

MSC INCOME FUND, INC.

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Investments at fair value:
Control investments (cost: $43,725 and $31,120 as of September 30, 2023 and December 31, 2022, respectively)	$54,066	$50,303
Affiliate investments (cost: $218,636 and $241,565 as of September 30, 2023 and December 31, 2022, respectively)	275,889	277,000
Non‑Control/Non‑Affiliate investments (cost: $802,779 and $787,201 as of September 30, 2023 and December 31, 2022, respectively)	773,858	740,840
Total investments (cost: $1,065,140 and $1,059,886 as of September 30, 2023 and December 31, 2022, respectively)	1,103,813	1,068,143
Cash and cash equivalents	23,108	21,312
Interest and dividend receivable	13,310	11,917
Receivable for securities sold	4,161	464
Deferred financing costs (net of accumulated amortization of $3,463 and $2,413 as of September 30, 2023 and December 31, 2022, respectively)	4,121	2,908
Prepaids and other assets	4,402	2,420
Total assets	$1,152,915	$1,107,164
LIABILITIES
Credit Facilities	$356,688	$321,688
Series A Notes due 2026 (par: $150,000 as of both September 30, 2023 and December 31, 2022)	149,080	148,856
Accounts payable and other liabilities	740	1,292
Interest payable	8,674	5,443
Dividend payable	14,002	12,816
Management and incentive fees payable	7,566	7,042
Deferred tax liability, net	2,596	362
Total liabilities	539,346	497,499
Commitments and contingencies (Note I)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 80,013,948 and 80,105,999 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	80	80
Additional paid‑in capital	685,237	684,165
Total overdistributed earnings	(71,748)	(74,580)
Total net assets	613,569	609,665
Total liabilities and net assets	$1,152,915	$1,107,164
NET ASSET VALUE PER SHARE	$7.67	$7.61
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$804	$555	$2,321	$2,595
Affiliate investments	6,941	6,385	22,241	17,443
Non‑Control/Non‑Affiliate investments	24,606	19,111	72,064	53,753
Total investment income	32,351	26,051	96,626	73,791
EXPENSES:
Interest	(9,403)	(6,801)	(26,599)	(16,628)
Base management fees	(4,994)	(4,974)	(14,761)	(14,919)
Incentive fees	(2,572)	—	(8,891)	—
Internal administrative services expenses	(2,168)	(1,405)	(6,752)	(3,888)
General and administrative	(1,106)	(941)	(3,291)	(3,017)
Total expenses before expense waivers	(20,243)	(14,121)	(60,294)	(38,452)
Waiver of internal administrative services expenses	2,014	1,252	6,297	3,431
Total expenses, net of expense waivers	(18,229)	(12,869)	(53,997)	(35,021)
NET INVESTMENT INCOME	14,122	13,182	42,629	38,770
NET REALIZED GAIN (LOSS):
Control investments	546	—	2,223	—
Affiliate investments	(2)	(1,456)	(7,188)	(676)
Non‑Control/Non‑Affiliate investments	(109)	8,694	(20,021)	8,541
Total net realized gain (loss)	435	7,238	(24,986)	7,865
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(735)	574	(1,433)	1,959
Affiliate investments	4,780	3,909	22,468	4,401
Non‑Control/Non‑Affiliate investments	(5,247)	(8,918)	9,380	(17,812)
Total net unrealized appreciation (depreciation)	(1,202)	(4,435)	30,415	(11,452)
INCOME TAXES:
Federal and state income, excise and other taxes	(431)	(578)	(954)	(1,559)
Deferred taxes	458	(144)	(2,235)	(321)
Income tax benefit (provision)	27	(722)	(3,189)	(1,880)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$13,382	$15,263	$44,869	$33,303
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.18	$0.16	$0.53	$0.48
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.17	$0.19	$0.56	$0.42
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	80,300,145	80,048,855	80,245,958	79,960,302
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2021	79,826,605	$80	$682,426	$(69,336)	$613,170
Dividend reinvestment	533,062	—	4,212	—	4,212
Common stock repurchased	(489,031)	—	(3,790)	—	(3,790)
Net increase resulting from operations	—	—	—	16,213	16,213
Dividends to stockholders	—	—	—	(13,178)	(13,178)
Balances at March 31, 2022	79,870,636	$80	$682,848	$(66,301)	$616,627
Issuance of common stock	94,697	—	750	—	750
Dividend reinvestment	582,453	1	4,612	—	4,613
Common stock repurchased	(536,065)	(1)	(4,151)	—	(4,152)
Net increase resulting from operations	—	—	—	1,823	1,823
Dividends to stockholders	—	—	—	(12,802)	(12,802)
Balances at June 30, 2022	80,011,721	$80	$684,059	$(77,280)	$606,859
Dividend reinvestment	574,866	1	4,478	—	4,479
Common stock repurchased	(527,508)	(1)	(4,043)	—	(4,044)
Net increase resulting from operations	—	—	—	15,263	15,263
Dividends to stockholders	—	—	—	(12,809)	(12,809)
Balances at September 30, 2022	80,059,079	$80	$684,494	$(74,826)	$609,748

Balances at December 31, 2022	80,105,999	$80	$684,165	$(74,580)	$609,665
Dividend reinvestment	564,377	1	4,413	—	4,414
Common stock repurchased	(519,489)	(1)	(3,984)	—	(3,985)
Net increase resulting from operations	—	—	—	12,231	12,231
Dividends to stockholders	—	—	—	(14,026)	(14,026)
Balances at March 31, 2023	80,150,887	$80	$684,594	$(76,375)	$608,299
Issuance of common stock	255,754	—	2,000	—	2,000
Dividend reinvestment	608,618	1	4,759	—	4,760
Common stock repurchased	(965,568)	(1)	(6,522)	—	(6,523)
Net increase resulting from operations	—	—	—	19,256	19,256
Dividends to stockholders	—	—	—	(14,009)	(14,009)
Balances at June 30, 2023	80,049,691	$80	$684,831	$(71,128)	$613,783
Issuance of common stock	348,542	—	2,750	—	2,750
Dividend reinvestment	594,294	1	4,689	—	4,690
Common stock repurchased	(978,579)	(1)	(7,033)	—	(7,034)
Net increase resulting from operations	—	—	—	13,382	13,382
Dividends to stockholders	—	—	—	(14,002)	(14,002)
Balances at September 30, 2023	80,013,948	$80	$685,237	$(71,748)	$613,569
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$44,869	$33,303
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Investments in portfolio companies	(156,523)	(171,762)
Proceeds from sales and repayments of debt investments in portfolio companies	119,927	123,357
Proceeds from sales and return of capital of equity investments in portfolio companies	13,280	42,875
Net unrealized (appreciation) depreciation	(30,415)	11,452
Net realized (gain) loss	24,986	(7,865)
Amortization of deferred financing costs	1,273	1,080
Amortization of deferred offering costs	129	210
Accretion of unearned income	(5,772)	(3,576)
Payment-in-kind interest	(3,805)	(2,091)
Cumulative dividends	(129)	(608)
Deferred tax provision	2,235	321
Changes in other assets and liabilities:
Interest and dividend receivable	(2,307)	795
Prepaid and other assets	(1,982)	171
Management and incentive fees payable	524	(58)
Interest payable	3,231	3,513
Accounts payable and other liabilities	(552)	(1,024)
Net cash provided by operating activities	8,969	30,093
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	4,750	750
Redemption of common stock	(17,542)	(11,986)
Payment of offering costs	(129)	(210)
Dividends paid	(26,990)	(24,653)
Proceeds from Credit Facilities	107,000	87,000
Repayments on Credit Facilities	(72,000)	(161,000)
Proceeds from Series A Notes due 2026	—	72,500
Payment of deferred financing costs	(2,262)	(149)
Net cash used in financing activities	(7,173)	(37,748)
Net increase (decrease) in cash and cash equivalents	1,796	(7,655)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,312	25,813
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,108	$18,158

Supplemental cash flow disclosures:
Interest paid	$22,106	$9,578
Taxes paid	$1,960	$1,992
Non-cash financing activities:
Dividends declared and unpaid	$14,002	$12,809
Value of shares issued pursuant to the DRIP	$13,864	$13,304

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(8) (24)	07/17/2017	38.8%							$713	$588

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt	(25)	12/21/2018		11.48%	SF+	6.00%		12/21/2023	838	832	838
			Secured Debt	(25)	12/19/2014		13.48%	SF+	8.00%		10/29/2026	19,944	19,790	19,944
			Member Units		12/19/2014	2,896							6,435	21,890
													27,057	42,672
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (24)	10/01/2017	49.3%							3,345	5,896

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		03/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		01/26/2015	2,090,001							6,000	—
			Preferred Member Units		03/31/2023	2,184,683							4,606	4,010
			Preferred Member Units		03/31/2023	61,077							—	—
			Common Stock		03/31/2023	772,620							1,104	—
													12,610	4,910
Subtotal Control Investments (8.8% of net assets at fair value)													$43,725	$54,066
Affiliate Investments (6)
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9) (25)	08/16/2019		15.38%	SF+	10.00%		8/16/2024	$40	$39	$39
			Secured Debt	(9) (25)	08/16/2019		15.38%	SF+	10.00%		8/16/2024	1,049	1,033	1,033
			Preferred Member Units		08/16/2019	800	14.13%						800	—
			Preferred Member Units		05/20/2021	607							607	1,140
			Warrants	(27)	08/16/2019	105					8/16/2029		79	—
													2,558	2,212
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12							528	1,013

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(37)	03/07/2022						3/7/2027	—	(1)	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Secured Debt		03/07/2022		10.00%				3/7/2027	70	70	70
		Secured Debt		03/07/2022		10.00%				3/7/2027	1,175	1,159	1,175
		Preferred Stock	(8)	03/07/2022	453							455	680
												1,683	1,925
Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	01/09/2018		15.44%	L+	10.00%		1/9/2024	1,406	1,406	1,376
		Preferred Member Units	(8)	01/09/2018	737							1,070	1,400
												2,476	2,776
Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (25) (37)	01/04/2019			SF+	9.00%		1/4/2026	—	—	—
		Secured Debt	(9) (25)	01/04/2019		14.48%	SF+	9.00%		1/4/2026	4,394	4,361	4,394
		Preferred Member Units		01/04/2019	3,327							1,531	2,600
												5,892	6,994
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (25) (37)	02/26/2018			SF+	6.00%		2/26/2026	—	(35)	—
		Secured Debt	(9) (25)	02/26/2018		13.49%	SF+	8.00%		2/26/2026	4,102	4,099	4,102
		Member Units	(8)	02/26/2018	1,087							2,860	6,480
		Member Units	(8) (23)	11/02/2018	261,786							443	743
												7,367	11,325
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	02/03/2017	457							491	3,500

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt		12/20/2016		11.50%				1/15/2024	2,200	2,200	2,163
		Secured Debt		12/20/2016		10.00%				12/20/2036	256	253	253
		Member Units	(8)	12/20/2016	179							1,820	1,400
		Member Units	(23)	12/20/2016	200							127	282
												4,400	4,098
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(37)	03/06/2020						12/17/2026	—	(2)	—
		Secured Debt		03/06/2020		12.50%				12/17/2026	7,377	7,352	7,377
		Preferred Member Units	(8) (23)	03/06/2020	147							2,079	17,290
												9,429	24,667
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(37)	03/31/2021						3/31/2026	—	—	—
		Secured Debt		03/31/2021		12.00%				3/31/2026	5,591	5,519	5,442

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units		06/27/2023	240							240	600
			Preferred Member Units		03/31/2021	4,320							1,920	1,920
													7,679	7,962
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		03/01/2022		7.50%				12/31/2025	60	59	59
			Secured Debt		03/31/2021		10.00%				12/31/2025	936	889	846
			Preferred Member Units	(8)	03/31/2021	1,000							290	30
													1,238	935
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9) (25)	04/01/2018		15.38%	SF+	10.00%		4/27/2026	3,718	3,686	3,669
			Preferred Member Units	(8)	04/01/2018	964							2,375	2,459
													6,061	6,128
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt		02/13/2018		14.00%				2/13/2026	225	221	225
			Secured Debt		12/27/2022		14.00%				2/13/2026	5,085	5,054	5,085
			Preferred Stock	(8)	02/13/2018	2,100							2,100	5,340
													7,375	10,650
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	2,340							2,600	6,970

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	07/31/2015	6.0%							5,328	4,873

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (25) (36) (37)	06/24/2016			SF+	7.50%		1/1/2028	—	—	—
			Secured Debt	(9) (25) (36)	12/15/2022		10.50%	SF+	7.50%		1/1/2028	14,120	13,916	14,120
			Member Units	(8)	06/24/2016	2,261							4,423	20,400
													18,339	34,520
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		03/31/2021		8.00%				3/31/2026	2,636	2,595	2,636
			Preferred Member Units	(8)	03/31/2021	56							1,225	2,600

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													3,820	5,236
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (25) (37)	09/29/2017			SF+	9.50%		7/1/2027	—	—	—
			Secured Debt		07/01/2022		12.50%				7/1/2027	600	600	571
			Preferred Equity		07/01/2022	15,930							1,400	700
			Member Units		04/29/2016	920							920	—
													2,920	1,271
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(8) (24)	08/09/2017	8.2%							2,050	4,106

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt	(37)	06/21/2023						6/21/2028	—	(28)	(28)
			Secured Debt		06/21/2023		13.00%				6/21/2028	9,426	9,162	9,162
			Common Equity		06/21/2023	3,600							3,600	3,600
													12,734	12,734
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		04/07/2023	6,436,566							6,540	6,260

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9) (25)	08/20/2021		13.01%	SF+	7.50%		8/20/2026	18,425	18,200	17,607
			Common Stock		08/20/2021	11,647							1,584	330
													19,784	17,937
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	4,950	4,931	4,950
			Secured Debt		10/31/2018		9.00%				10/31/2048	962	954	954
			Preferred Equity		10/31/2018	145							3,060	2,210
			Member Units	(8) (23)	10/31/2018	200							248	715
													9,193	8,829
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt	(17)	08/31/2015		13.00%				12/31/2022	1,370	1,370	1,276
			Preferred Member Units		03/15/2019	16,500							1,100	80
			Preferred Member Units		09/01/2015	1,000							1,500	—
													3,970	1,356
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(37)	08/18/2014						1/31/2024	—	—	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		08/18/2014		10.00%				1/31/2024	1,436	1,436	1,436
			Common Stock	(8)	08/18/2014	1,468							680	6,788
													2,116	8,224
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt	(37)	02/28/2018						2/28/2025	—	—	—
			Secured Debt		02/28/2018		10.00%				2/28/2025	2,453	2,431	2,431
			Preferred Member Units	(8)	02/28/2018	25,786,046							2,053	1,590
													4,484	4,021
NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9) (25)	01/31/2017		11.98%	SF+	6.50%		1/31/2025	900	898	898
			Secured Debt		01/31/2017		12.00%				1/31/2025	4,610	4,606	4,606
			Preferred Member Units		01/31/2017	102							2,550	2,310
			Preferred Member Units		11/02/2022	515							515	1,290
													8,569	9,104
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9) (25)	08/06/2021		16.48%	SF+	11.00%		8/6/2026	1,380	1,364	1,357
			Preferred Stock		08/06/2021	282							282	282
													1,646	1,639
Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9) (25) (37)	07/30/2021			SF+	11.00%		7/31/2026	—	(2)	—
			Secured Debt	(9) (25)	07/30/2021		16.48%	SF+	11.00%		7/31/2026	5,550	5,486	5,550
			Preferred Stock	(8) (23)	07/30/2021	2,500							2,500	4,260
													7,984	9,810
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(37)	12/15/2021						12/15/2026	—	(6)	(6)
			Secured Debt		12/15/2021		12.50%				12/15/2026	3,840	3,791	3,748
			Preferred Equity		12/15/2021	1,230							1,230	310
													5,015	4,052
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		08/31/2018		11.25%				6/16/2028	625	619	625
			Secured Debt		06/16/2023		12.49%				6/16/2028	18,179	18,009	18,179
			Preferred Member Units	(8)	08/31/2018	55							508	5,840
													19,136	24,644
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		12/31/2022		8.50%			8.50%	12/31/2027	5,918	5,426	5,298
			Preferred Equity		12/31/2022	6,564,055							—	139

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													5,426	5,437
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt	(17)	08/31/2018		12.00%				8/31/2023	460	460	446
			Secured Debt	(17)	08/31/2018		12.00%				8/31/2023	3,800	3,800	3,681
			Preferred Member Units		08/31/2018	136							2,311	900
			Preferred Member Units		02/01/2023	1,062							106	150
			Preferred Member Units		08/28/2023	1,200							120	300
													6,797	5,477
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(37)	05/31/2019						5/31/2024	—	(2)	—
			Secured Debt		05/31/2019		12.00%				5/31/2024	1,980	1,972	1,980
			Common Stock	(8)	05/31/2019	154							1,164	3,350
													3,134	5,330
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (23) (25) (37)	12/01/2021			SF+	6.00%		12/1/2023	—	(1)	(1)
			Secured Debt	(23)	12/01/2021		11.50%				12/1/2026	7,050	6,915	6,915
			Preferred Equity	(8) (23)	12/01/2021	2,960							2,960	2,960
													9,874	9,874
Subtotal Affiliate Investments (45.0% of net assets at fair value)													$218,636	$275,889
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		01/31/2023		18.00%			18.00%	6/25/2025	$144	$143	$135
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	4,788	4,641	4,501
			Common Stock		12/11/2020	593,927							3,148	—
			Warrants	(27)	12/11/2020	197,717					12/11/2025		—	—
													7,932	4,636
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9)	09/06/2022		13.50%	P+	5.00%		9/6/2028	198	177	198
			Secured Debt	(9) (25) (37)	09/06/2022			SF+	6.00%		9/6/2028	—	(16)	(16)
			Secured Debt	(9) (25)	09/06/2022		11.42%	SF+	6.00%		9/6/2028	2,316	2,226	2,316
			Secured Debt	(9) (25)	06/21/2023		11.42%	SF+	6.00%		9/6/2028	776	746	776
													3,133	3,274
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9) (25) (37)	06/07/2023			SF+	7.50%		6/7/2028	—	(8)	(8)
			Secured Debt	(9) (25)	06/07/2023		12.99%	SF+	7.50%		6/7/2028	12,073	11,969	12,073
			Warrants	(40)	06/07/2023	14,953					5/19/2028		—	90
													11,961	12,155

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (25) (36)	03/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	849	849	839
			Secured Debt	(9) (25) (36)	03/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	2,678	2,672	2,646
													3,521	3,485
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9) (25)	03/29/2021		11.18%	SF+	5.75%		3/19/2026	7,510	7,426	7,388

AMEREQUIP LLC.	(10)	Full Service Provider of Comprehensive Commercial Production Services, Including the Design, Engineering, and Manufacturing of Products It
			Secured Debt	(9) (25) (37)	08/31/2022			SF+	7.40%		8/31/2027	—	—	—
			Secured Debt	(9) (25)	08/31/2022		12.87%	SF+	7.40%		8/31/2027	1,738	1,738	1,738
			Common Stock	(8)	08/31/2022	11							83	90
													1,821	1,828
American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (37)	11/19/2021			L+	6.00%		11/19/2026	—	(11)	(11)
			Secured Debt	(9)	11/19/2021		11.43%	L+	6.00%		11/19/2026	8,208	8,157	8,208
													8,146	8,197
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9) (25)	03/11/2022		15.15%	SF+	8.75%	1.00%	4/10/2026	4,281	4,257	3,548
			Secured Debt	(9) (25)	03/11/2022		15.15%	SF+	8.75%	1.00%	4/10/2026	—	—	—
			Secured Debt	(9) (14) (25)	03/11/2022		17.15%	SF+	10.75%	1.00%	4/10/2026	4,270	4,244	2,332
			Secured Debt	(9) (14) (25)	03/11/2022		17.15%	SF+	10.75%	1.00%	4/10/2026	—	—	—
													8,501	5,880
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	09/17/2021		7.50%	L+	6.50%		4/7/2023	2,425	2,375	109
			Secured Debt	(9) (14) (17)	05/19/2016		7.50%	L+	6.50%		6/8/2023	11,693	11,451	526
													13,826	635
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9) (14) (25)	11/09/2021		15.43%	SF+	7.00%	3.00%	11/9/2026	3,710	3,661	2,071
			Secured Debt	(9) (14) (25)	11/09/2021		15.43%	SF+	7.00%	3.00%	11/9/2026	15,807	15,579	8,822
			Common Equity		11/09/2021	124							124	—
													19,364	10,893

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Secured Debt	(9) (25) (37)	08/11/2022			SF+	6.00%		8/11/2027	—	(4)	(4)
			Secured Debt	(9) (25)	08/11/2022		11.54%	SF+	6.00%		8/11/2027	1,776	1,749	1,776
			Common Stock		08/11/2022	62,402							62	90
													1,807	1,862
ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (25)	01/18/2022		12.01%	SF+	6.50%		1/18/2027	100	100	100
			Secured Debt	(9) (25)	01/18/2022		11.01%	SF+	5.50%		1/18/2027	925	910	925
			Secured Debt	(9) (25)	01/18/2022		13.01%	SF+	7.50%		1/18/2027	925	910	925
			Common Stock		01/18/2022	100,000							100	80
													2,020	2,030
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (25)	12/23/2022		12.67%	SF+	7.25%		12/23/2027	205	187	198
			Secured Debt	(9) (25)	12/23/2022		12.80%	SF+	7.25%		12/23/2027	3,434	3,332	3,327
			Common Equity		12/15/2021	137							134	124
													3,653	3,649
BBB Tank Services, LLC		Maintenance, Repair and Construction Services to the Above-Ground Storage Tank Market
			Unsecured Debt	(9) (17)	04/08/2016		16.44%	L+	11.00%		4/8/2021	150	150	150
			Unsecured Debt	(9) (17)	04/08/2016		16.44%	L+	11.00%		4/8/2021	1,000	1,000	550
			Member Units		04/08/2016	200,000							200	—
			Preferred Stock (non-voting)		12/17/2018		15.00%			15.00%			41	—
													1,391	700
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(8) (23)	07/06/2018	1,548,387							—	2,820
			Preferred Member Units	(8) (23)	11/12/2019	122,416							—	220
													—	3,040
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (25) (37)	06/30/2022			SF+	7.25%		6/30/2028	—	(19)	(19)
			Secured Debt	(9) (25)	06/30/2022		12.67%	SF+	7.25%	6.25%	6/30/2028	8,401	8,278	8,053
													8,259	8,034
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		03/10/2017	1,050,000							1,050	20

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	10/19/2022		16.00%	P+	7.50%	15.00%	8/28/2025	2,650	2,650	2,491

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (25)	08/28/2020		13.94%	SF+	8.50%	12.94%	8/28/2025	3,815	3,082	3,586
			Common Stock		10/01/2020	700,446							—	1,104
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	279
													6,843	7,460
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		09/23/2021		10.00%				2/28/2027	80	80	80
			Member Units		06/30/2017	540,000							564	533
													644	613
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9) (25) (37)	05/01/2023			SF+	7.00%		5/1/2028	—	(17)	(17)
			Secured Debt	(9) (25)	05/01/2023		11.40%	SF+	6.00%		5/1/2028	4,050	3,976	4,009
			Secured Debt	(9) (25)	05/01/2023		13.40%	SF+	8.00%		5/1/2028	4,050	3,976	4,009
			Common Equity		05/01/2023	360							360	360
													8,295	8,361
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(24)	07/21/2014	0.5%							2,270	1,407
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.2%							8,737	9,322
													11,007	10,729
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(17)	06/30/2015		12.00%				8/31/2023	11,490	11,490	8,292
			Preferred Member Units		06/30/2015	4	6.00%			6.00%			3,040	—
													14,530	8,292
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9) (25)	06/14/2021		10.42%	SF+	5.00%		6/10/2026	310	295	310
			Secured Debt	(9) (25)	06/14/2021		10.42%	SF+	5.00%		6/10/2028	13,154	12,995	13,154
													13,290	13,464
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (25)	11/14/2017		12.07%	SF+	6.50%		11/14/2024	5,003	4,998	5,003
			Secured Debt	(9) (25)	11/14/2017		12.07%	SF+	6.50%		11/14/2024	1,557	1,555	1,557
			Secured Debt	(9) (25)	11/14/2017		12.07%	SF+	6.50%		11/14/2024	—	—	—
			Secured Debt	(9) (25)	11/14/2017		12.07%	SF+	6.50%		11/14/2024	—	—	—
			Secured Debt	(9) (25)	11/14/2017		12.07%	SF+	6.50%		11/14/2024	54	54	54
													6,607	6,614
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	379,338							379	379
			Preferred Equity		12/13/2021	126,446							—	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													379	379
Camin Cargo Control, Inc.	(11)	Provider of Mission Critical Inspection, Testing and Fuel Treatment Services
			Secured Debt	(9) (25)	06/14/2021		11.93%	SF+	6.50%		6/4/2026	7,569	7,525	7,304

Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (25) (37)	12/17/2021			SF+	6.00%		12/17/2026	—	(4)	(4)
			Secured Debt		12/17/2021		12.50%				12/17/2026	2,240	2,197	2,197
			Common Stock		12/17/2021	50,000							500	500
													2,693	2,693
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (25) (37)	05/18/2022			SF+	6.00%		5/18/2027	—	(3)	(3)
			Secured Debt	(9) (25)	05/18/2022		11.65%	SF+	6.00%		5/18/2027	2,594	2,572	2,594
			Secured Debt	(9) (25)	05/18/2022		11.65%	SF+	6.00%		5/18/2027	1,995	1,980	1,995
			Common Equity		12/30/2022	80,000							80	80
													4,629	4,666
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (25) (29)	02/07/2022		12.58%	SF+	7.00%		2/7/2027	286	269	276
			Secured Debt	(9) (25)	02/07/2022		12.53%	SF+	7.00%		2/7/2027	3,369	3,322	3,260
			Secured Debt	(9) (25)	06/24/2022		12.53%	SF+	7.00%		2/7/2027	187	184	181
			Secured Debt	(9) (25)	03/27/2023		12.53%	SF+	7.00%		2/7/2027	451	441	436
													4,216	4,153
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	09/23/2014		15.00%			15.00%	1/5/2015	2,720	2,376	19

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9) (25)	03/12/2020		11.50%	SF+	6.00%		3/12/2025	1,140	1,131	1,140
			Secured Debt		03/12/2020		8.00%				3/12/2025	4,819	4,773	4,819
			Preferred Member Units	(8)	03/12/2020	39							1,440	4,000
													7,344	9,959
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (25) (30)	08/06/2021		13.61%	SF+	8.00%		8/6/2026	4,167	4,119	4,003
			Secured Debt	(9) (25)	08/06/2021		13.52%	SF+	8.00%		8/6/2026	15,432	15,253	14,827
													19,372	18,830

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016	861,618							3,335	23,135

Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Secured Debt	(9) (25) (31)	08/16/2022		13.92%	SF+	8.50%		8/16/2027	58	44	58
			Secured Debt	(9) (25)	08/16/2022		14.18%	SF+	8.50%		8/16/2027	290	285	290
			Secured Debt	(9) (25)	08/16/2022		13.92%	SF+	8.50%		8/16/2027	1,030	1,014	1,030
			Common Stock		08/16/2022	14							14	14
													1,357	1,392
DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%				11/19/2026	5,000	4,933	5,000
			Preferred Equity		11/19/2021	1,486							1,486	1,820
													6,419	6,820
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class A Preferred Member Units		04/13/2018	776,316	8.00%			8.00%			776	260
			Class AA Preferred Member Units (non-voting)	(8)	04/13/2018	723,684	10.00%			10.00%			1,252	1,251
													2,028	1,511
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9) (25)	12/20/2022		9.91%	SF+	4.50%	9.91%	12/31/2026	2,005	1,846	1,846
			Secured Debt	(9) (25)	12/20/2022		11.91%	SF+	6.50%	11.91%	12/31/2026	2,031	1,797	1,561
			Preferred Equity		12/20/2022	125,000							128	128
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													3,771	3,535
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (25) (37)	10/03/2022			SF+	6.00%		10/3/2027	—	—	—
			Secured Debt		10/03/2022		12.00%				10/3/2027	1,227	1,198	1,198
			Secured Debt		10/03/2022		9.00%				10/3/2052	413	409	409
			Common Stock		10/03/2022	19							374	390
			Common Stock	(23)	10/03/2022	61							102	109
													2,083	2,106
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (25)	02/10/2022		11.82%	SF+	6.25%		12/29/2027	2,406	2,371	2,310

Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9) (37)	05/23/2022			P+	5.50%		5/23/2027	—	(12)	—
			Secured Debt	(9) (25)	05/23/2022		11.98%	SF+	6.50%		5/23/2028	5,121	5,045	5,121
													5,033	5,121
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (25) (37)	04/07/2023			SF+	8.00%		4/6/2029	—	(10)	(10)
			Secured Debt	(9) (25)	04/07/2023		13.49%	SF+	8.00%		4/6/2029	6,959	6,767	6,890
			Common Equity		04/07/2023	170,998							174	174
													6,931	7,054
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (23) (25)	12/22/2021		12.65%	SF+	7.00%		12/22/2026	308	306	308
			Secured Debt	(9) (23) (25)	12/22/2021		12.65%	SF+	7.00%		12/22/2026	3,692	3,668	3,692
													3,974	4,000
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(25)	03/24/2022		12.90%	SF+	7.50%		1/2/2026	1,091	1,091	1,091
			Secured Debt	(25)	01/04/2021		13.01%	SF+	7.50%		1/2/2026	6,873	6,789	6,873
			Secured Debt	(25)	01/04/2021		12.98%	SF+	7.50%		1/2/2026	5,455	5,334	5,455
													13,214	13,419
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9) (25)	12/02/2016		11.65%	SF+	6.00%		1/15/2026	450	448	450
			Secured Debt		12/02/2016		12.50%				1/15/2026	9,744	9,691	9,744
			Preferred Member Units	(8)	12/02/2016	56							713	4,370
			Preferred Member Units	(23)	12/02/2016	56							38	230
													10,890	14,794
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (25)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	198	198	182
			Secured Debt	(9) (25)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	1,964	1,962	1,804
													2,160	1,986
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (25) (37)	08/01/2022			SF+	6.50%		8/1/2027	—	(15)	(15)
			Secured Debt	(9) (25) (37)	08/01/2022			SF+	6.50%		8/1/2027	—	(15)	(15)

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (25)	08/01/2022		11.82%	SF+	6.50%		8/1/2027	4,950	4,874	4,950
													4,844	4,920
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9) (25)	06/30/2021		15.76%	SF+	8.25%	2.00%	6/30/2026	7,924	7,786	6,549

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (25) (37)	07/30/2021			SF+	5.75%		7/30/2026	—	(14)	—
			Secured Debt	(9) (25)	07/30/2021		11.17%	SF+	5.75%		7/30/2028	6,282	6,213	6,282
			Secured Debt	(9) (25)	07/30/2021		11.17%	SF+	5.75%		7/30/2028	1,947	1,925	1,947
													8,124	8,229
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Secured Debt	(9) (25)	06/08/2023		12.43%	SF+	7.00%		6/30/2028	988	988	978
			Secured Debt	(9) (25)	06/08/2023		12.45%	SF+	7.00%		6/30/2028	10,436	10,102	10,331
			Common Equity		06/08/2023	422							580	580
													11,670	11,889
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9) (25)	06/01/2017		14.30%	SF+	7.75%	1.00%	7/31/2024	17,012	17,008	15,659

Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9) (25) (32)	08/13/2021		12.35%	SF+	6.75%		8/13/2026	543	523	543
			Secured Debt	(9) (25)	08/13/2021		12.18%	SF+	6.75%		8/13/2026	11,465	11,349	11,465
			Preferred Member Units	(8) (23)	01/31/2018	336	10.00%			10.00%			316	366
			Preferred Member Units	(8) (23)	05/17/2019	187	20.00%			20.00%			233	243
			Member Units	(23)	06/17/2016	2,100							2,100	1,440
													14,521	14,057
Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		03/31/2023		13.00%				3/31/2028	4,444	4,365	4,365
			Preferred Equity		03/31/2023	20,000							1,000	1,000
													5,365	5,365
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9) (25)	11/01/2021		11.17%	SF+	5.75%		11/1/2026	1,885	1,829	1,885
			Secured Debt	(9) (25)	11/01/2021		11.17%	SF+	5.75%		11/1/2026	10,660	10,528	10,660
													12,357	12,545
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (25) (37)	07/19/2023			SF+	6.25%		7/19/2028	—	(43)	(43)
			Secured Debt	(9) (25) (37)	07/19/2023			SF+	6.25%		7/19/2029	—	(34)	(34)
			Secured Debt	(9) (25)	07/19/2023		11.57%	SF+	6.25%		7/19/2029	8,373	8,132	8,132
			Common Equity		07/19/2023	47,847							239	239
													8,294	8,294
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (25)	04/03/2023		13.49%	SF+	8.00%		4/3/2028	532	515	527
			Secured Debt	(9) (25)	04/03/2023		13.40%	SF+	8.00%		4/3/2028	6,272	6,122	6,208
			Secured Debt	(9) (25)	06/14/2023		13.40%	SF+	8.00%		4/3/2028	1,263	1,233	1,250
			Common Equity		04/03/2023	101,719							322	322
													8,192	8,307
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (25) (28)	12/09/2021		15.51%	SF+	10.00%	15.51%	8/7/2023	1,835	1,835	1,781
			Secured Debt	(9) (14) (17) (25)	08/07/2019		12.43%	SF+	7.00%	12.43%	8/7/2023	7,334	7,254	537
			Common Stock		12/07/2021	2,143							—	—
													9,089	2,318
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9) (25)	08/03/2018		11.43%	SF+	6.00%		7/19/2025	5,557	5,552	5,300

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	08/28/2019		12.15%	L+	6.50%		8/28/2025	311	308	302
			Secured Debt	(9)	08/28/2019		12.15%	L+	6.50%		8/28/2025	16,889	16,818	16,373
													17,126	16,675
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9) (25)	05/19/2021		11.40%	SF+	5.75%		3/25/2027	6,750	6,622	5,310

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		08/02/2021		13.50%				1/31/2028	1,128	1,107	1,107
			Secured Debt		09/01/2021		13.50%				1/31/2028	785	770	770
			Secured Debt		11/15/2021		13.50%				1/31/2028	2,236	2,236	2,236
			Secured Debt		11/15/2021		13.50%				1/31/2028	4,906	4,809	4,809
			Secured Debt		01/31/2023		13.50%				1/31/2028	2,691	2,566	2,566
			Common Stock		08/03/2021	50,753							689	710
													12,177	12,198

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (25)	04/13/2023		10.59%	SF+	5.50%	8.09%	4/14/2028	2,560	2,305	2,304
			Common Equity		04/13/2023	186,322							—	—
													2,305	2,304
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(25) (37)	06/21/2023			SF+	9.00%	2.00%	6/21/2027	—	(5)	(5)
			Secured Debt	(25) (37)	06/21/2023			SF+	9.00%	2.00%	6/21/2027	—	(2)	(2)
			Secured Debt	(25)	06/21/2023		15.40%	SF+	8.00%	2.00%	6/21/2027	1,079	819	819
			Secured Debt	(25)	06/21/2023		17.40%	SF+	10.00%	2.00%	6/21/2027	1,079	819	819
			Warrants	(27)	06/21/2023	48,327					6/21/2033		523	523
													2,154	2,154
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (25)	10/26/2022		12.45%	SF+	7.00%		11/4/2024	1,692	1,658	1,683
			Secured Debt	(9) (25)	11/08/2021		12.43%	SF+	7.00%		11/4/2024	4,000	4,000	4,000
			Preferred Equity		11/08/2021	5,653,333							216	990
													5,874	6,673
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(14) (25)	11/15/2021		23.64%	SF+	18.00%	23.64%	1/31/2024	2,048	2,048	1,665
			Secured Debt	(14) (25)	08/21/2019		21.48%	SF+	16.00%	21.48%	8/21/2024	1,708	1,698	119
			Secured Debt	(14) (25)	08/21/2019		21.48%	SF+	16.00%	21.48%	8/21/2024	1,643	1,633	114
			Common Stock		08/21/2019	392,514							3,678	—
													9,057	1,898
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(9) (25) (37)	12/10/2021			SF+	11.50%		12/10/2026	—	(3)	—
			Secured Debt	(9) (25)	12/10/2021		16.98%	SF+	11.50%		12/10/2026	1,040	1,026	1,040
			Preferred Equity	(8)	12/10/2021	350							350	850
													1,373	1,890
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		03/28/2022		12.00%				3/28/2027	2,850	2,811	2,811
			Preferred Equity	(8)	03/28/2022	11,934							1,193	1,193
													4,004	4,004
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (25)	12/22/2021		11.59%	SF+	6.00%		12/22/2026	140	131	140
			Secured Debt	(9) (25)	12/22/2021		11.66%	SF+	6.00%		12/22/2026	3,020	2,980	3,020

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Equity		12/22/2021	140,351							140	190
													3,251	3,350
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/04/2021		15.75%	P+	7.25%		10/4/2026	1,309	1,246	1,191
			Secured Debt	(9)	10/04/2021		15.75%	P+	7.25%		10/4/2026	9,357	9,243	8,513
													10,489	9,704
Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt	(25)	05/09/2019		10.65%	SF+	5.00%		5/9/2026	5,780	5,748	5,607

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9) (25)	05/02/2019		12.67%	SF+	7.25%		9/25/2024	7,960	7,923	7,960
			Secured Debt	(9) (25)	05/02/2019		12.67%	SF+	7.25%		9/25/2024	5,246	5,221	5,246
			Secured Debt	(9) (25)	11/20/2020		12.67%	SF+	7.25%		9/25/2024	—	—	—
			Secured Debt	(9) (25)	02/26/2021		12.67%	SF+	7.25%		9/25/2024	871	867	871
			Secured Debt	(9) (25)	05/12/2022		12.67%	SF+	7.25%		9/25/2024	8,822	8,767	8,822
													22,778	22,899
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9) (25)	08/16/2021		15.40%	SF+	9.00%	1.00%	8/16/2026	4,920	4,855	4,411

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	01/08/2018		11.48%	L+	5.75%		12/22/2024	11,552	11,218	9,256

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9)	03/15/2021		12.56%	L+	7.25%		3/15/2026	811	771	811
			Secured Debt	(9) (25)	03/15/2021		12.56%	SF+	7.00%		3/15/2026	16,830	16,659	16,830
													17,430	17,641
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9) (25)	01/28/2021		11.42%	SF+	6.00%		1/29/2027	2,811	2,775	2,811
			Secured Debt	(9) (25)	01/28/2021		11.42%	SF+	6.00%		1/29/2027	3,945	3,896	3,945
			Secured Debt	(9) (25)	01/28/2021		11.42%	SF+	6.00%		1/29/2027	3,472	3,429	3,472
			Secured Debt	(9) (25)	01/28/2021		11.42%	SF+	6.00%		1/29/2027	7,816	7,740	7,816
													17,840	18,044
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(37)	10/19/2022						10/19/2024	—	(1)	(1)
			Secured Debt		10/19/2022		12.75%				10/19/2027	1,748	1,705	1,705
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			450	467
			Common Stock	(8)	10/19/2022	112,865							113	100

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													2,267	2,271
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (25) (37)	04/04/2022			SF+	6.25%		4/3/2028	—	(6)	(6)
			Secured Debt	(9) (25)	04/04/2022		11.42%	SF+	6.00%		4/3/2028	2,821	2,777	2,821
													2,771	2,815
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9) (25)	10/24/2018		12.02%	SF+	6.50%		10/24/2024	18,769	18,645	17,991

MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt		05/24/2022		14.00%				5/24/2027	1,109	1,093	1,076
			Secured Debt		05/24/2022		14.00%				5/24/2027	2,882	2,838	3,019
			Secured Debt		05/24/2022		14.00%				5/24/2027	4,906	4,835	4,906
			Common Stock		08/30/2022	12,798,820							256	160
													9,022	9,161
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (25) (37)	12/18/2019			SF+	6.25%		12/18/2024	—	(1)	—
			Secured Debt	(9) (25) (37)	12/18/2019			SF+	6.25%		12/18/2024	—	(15)	(15)
			Secured Debt	(9) (25)	12/18/2019		11.40%	SF+	6.00%		12/18/2024	10,991	10,925	10,991
													10,909	10,976
NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9) (25)	07/12/2016		13.79%	SF+	7.25%	1.00%	6/7/2024	3,925	3,923	3,768

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9) (25) (37)	05/07/2021			SF+	9.00%		5/7/2026	—	(38)	(39)
			Secured Debt	(9) (25)	05/07/2021		14.52%	SF+	9.00%	1.00%	5/7/2026	20,558	20,320	20,558
			Secured Debt		12/16/2022		20.00%			20.00%	8/6/2026	3,782	3,654	3,782
													23,936	24,301
Obra Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt	(25)	10/10/2019		11.43%	SF+	6.00%		10/1/2026	7,217	6,854	5,990

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9) (25) (37)	01/19/2022			SF+	5.75%		1/19/2027	—	(11)	—
			Secured Debt	(9) (25)	01/19/2022		11.17%	SF+	5.75%		1/19/2027	425	415	425
			Secured Debt	(9) (25)	01/19/2022		11.17%	SF+	5.75%		1/19/2027	2,469	2,421	2,469

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													2,825	2,894
Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (25) (37)	06/07/2023			SF+	6.75%		6/7/2028	—	(37)	(37)
			Secured Debt	(9) (25) (37)	06/07/2023			SF+	6.75%		6/7/2028	—	(37)	(37)
			Secured Debt	(9) (25)	06/07/2023		12.03%	SF+	6.75%		6/7/2028	7,979	7,756	7,898
			Common Equity		06/07/2023	1,234							532	532
													8,214	8,356
PrimeFlight Aviation Services	(10)	Air Freight & Logistics
			Secured Debt	(9) (25)	05/01/2023		11.87%	SF+	6.85%		5/1/2029	6,571	6,390	6,505

PTL US Bidco, Inc	(10) (13)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells.
			Secured Debt	(9) (21)	08/19/2022		14.22%	P+	6.75%		8/19/2027	260	251	256
			Secured Debt	(9) (25)	08/19/2022		13.39%	SF+	7.75%		8/19/2027	1,781	1,753	1,750
													2,004	2,006
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (25)	04/08/2021		12.64%	SF+	7.00%		4/8/2026	488	479	451
			Secured Debt	(9) (25)	04/08/2021		12.14%	SF+	6.75%		4/8/2026	12,917	12,819	11,943
													13,298	12,394
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9) (25)	12/29/2017		11.13%	SF+	5.50%		12/20/2024	9,716	9,716	7,104

Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (25) (34)	08/24/2023		11.82%	SF+	6.50%		8/24/2028	1,061	1,006	1,006
			Secured Debt	(9) (25)	08/24/2023		11.82%	SF+	6.50%		8/24/2028	10,606	10,298	10,298
													11,304	11,304
RM Bidder, LLC	(10)	Scripted and Unscripted TV and Digital Programming Provider
			Member Units		11/12/2015	1,854							31	10
			Warrants	(26)	11/12/2015	218,601					10/20/2025		284	—
													315	10
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (25) (37)	08/27/2021			SF+	6.50%		8/27/2026	—	(11)	—
			Secured Debt	(9) (25)	08/27/2021		12.01%	SF+	6.50%		8/27/2026	4,219	4,143	4,219

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (25)	08/27/2021		14.01%	SF+	8.50%		8/27/2026	4,219	4,143	4,219
													8,275	8,438
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9) (25)	07/16/2021		13.33%	SF+	5.75%	2.00%	11/16/2025	6,378	6,354	6,246
			Secured Debt	(9) (25)	07/16/2021		13.33%	SF+	5.75%	2.00%	11/16/2025	9,439	9,402	9,244
													15,756	15,490
SIB Holdings, LLC	(10)	Provider of Cost Reduction Services
			Secured Debt	(9) (25)	10/29/2021		11.81%	SF+	6.25%		10/29/2026	909	901	822
			Secured Debt	(9) (25)	10/29/2021		11.81%	SF+	6.25%		10/29/2026	1,917	1,881	1,738
			Secured Debt	(9) (25)	10/29/2021		11.81%	SF+	6.25%		10/29/2026	7,521	7,425	6,800
			Secured Debt	(9) (25)	10/29/2021		11.81%	SF+	6.25%		10/29/2026	571	564	517
			Secured Debt	(9) (25)	10/29/2021		11.81%	SF+	6.25%		10/29/2026	1,388	1,370	1,255
			Common Equity		10/29/2021	119,048							250	55
													12,391	11,187
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		09/13/2018		14.00%				12/22/2027	3,040	2,946	3,040
			Common Stock	(8)	09/13/2018	17,500							114	520
													3,060	3,560
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (25) (37)	12/10/2021			SF+	6.25%		12/13/2026	—	(5)	(5)
			Secured Debt	(9) (25)	12/10/2021		11.95%	SF+	6.25%		12/13/2026	2,997	2,958	2,997
			Common Equity		12/10/2021	60,606							61	75
													3,014	3,067
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (25)	07/01/2022		13.11%	SF+	7.50%		7/1/2027	780	765	780
			Secured Debt	(9) (25)	07/01/2022		13.22%	SF+	7.50%		7/1/2027	4,950	4,877	4,950
			Common Stock		07/01/2022	200,000							200	160
													5,842	5,890
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(23)	07/07/2021	1,000,000							1,000	2,301

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(37)	08/09/2021						8/9/2026	—	(3)	(3)
			Secured Debt		08/09/2021		13.00%				8/9/2026	1,980	1,954	1,938
			Preferred Stock	(8)	08/09/2021	320,000							1,600	1,600
			Preferred Stock		09/01/2023	43,027							43	43
													3,594	3,578
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (14) (25)	06/01/2023		6.00%	SF+	1.00%	6.00%	5/2/2026	6,802	2,739	2,691
			Secured Debt	(9) (14) (25)	06/01/2023		6.00%	SF+	1.00%	6.00%	5/2/2027	692	15	—
													2,754	2,691
USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9) (25)	10/22/2019		11.42%	SF+	6.00%		9/8/2026	17,876	17,729	17,876
			Secured Debt	(9) (25)	07/19/2023		11.92%	SF+	6.50%		9/8/2026	6,945	6,817	6,945
													24,546	24,821
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9) (25)	01/11/2023		12.42%	SF+	7.50%		4/5/2029	3,000	2,920	3,000

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		04/03/2019	70,207							767	2,341

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	769,231							769	2,201

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (25) (37)	07/19/2021			SF+	7.00%		7/19/2026	—	(6)	(6)
			Secured Debt	(9) (25)	07/19/2021		12.40%	SF+	7.00%		7/19/2026	4,654	4,596	4,654
			Common Stock		07/19/2021	500,000							500	580
													5,090	5,228
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9) (25) (35)	12/17/2021		11.79%	SF+	6.25%		12/17/2026	303	300	303
			Secured Debt	(9) (25)	12/17/2021		11.79%	SF+	6.25%		12/17/2026	53	46	53
			Secured Debt	(9) (25)	12/17/2021		11.79%	SF+	6.25%		12/17/2026	2,177	2,155	2,177
			Secured Debt	(9) (25)	12/17/2021		11.79%	SF+	6.25%		12/17/2026	1,965	1,944	1,965
													4,445	4,498
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (25)	03/01/2022		11.39%	SF+	6.00%		3/1/2028	333	326	333
			Secured Debt	(9) (25)	03/01/2022		11.35%	SF+	6.00%		3/1/2028	2,955	2,911	2,955
			Common Stock		03/01/2022	200,000							200	360
													3,437	3,648
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (25) (37)	11/19/2021			SF+	7.00%		11/19/2026	—	(35)	—
			Secured Debt	(9) (25)	11/19/2021		12.51%	SF+	7.00%		11/19/2026	2,583	2,523	2,583
			Secured Debt	(9) (25)	11/19/2021		12.51%	SF+	7.00%		11/19/2026	11,625	11,467	11,625
													13,955	14,208
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	1,848	1,817	1,817
			Preferred Equity	(8)	12/12/2022	530							530	530
													2,347	2,347
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(25)	12/17/2021		10.68%	SF+	5.25%		12/17/2026	199	195	199
			Secured Debt	(25)	12/17/2021		10.76%	SF+	5.25%		12/17/2027	1,194	1,168	1,194
			Secured Debt	(25)	12/17/2021		10.66%	SF+	5.25%		12/17/2027	2,358	2,327	2,358
													3,690	3,751
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9) (25)	08/22/2018		12.93%	SF+	7.50%		8/9/2026	5,677	5,569	5,128

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (25) (33)	02/11/2022		12.67%	SF+	7.25%		3/1/2024	2,356	2,345	2,209
			Secured Debt	(9) (25) (33)	02/11/2022		12.68%	SF+	7.25%		3/1/2024	591	590	555
													2,935	2,764
Subtotal Non-Control/Non-Affiliate Investments (126.1% of net assets at fair value)													$802,779	$773,858
Total Portfolio Investments, September 30, 2023 (179.9% of net assets at fair value)													$1,065,140	$1,103,813
Money market funds (included in cash and cash equivalents) (16)
Fidelity Government Portfolio Class III Fund (38)													$1,816	$1,816
First American Treasury Obligations Fund Class Z (39)													17,773	17,773
Total money market funds													$19,589	$19,589
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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 92% of the loans (based on the par amount) contain LIBOR or Term SOFR (“SOFR”) floors which range between 0.75% and 2.00%, with a weighted-average floor of 1.10%.
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
(14)Non-accrual and non-income producing debt investment.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of September 30, 2023.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)As of September 30, 2023, borrowings under the loan facility have multiple contracts that bear interest at either SOFR+7.75% or PRIME+6.75% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents the base rate applicable to the majority of the facility and the weighted-average rate for borrowings under the facility, as of September 30, 2023.
(22)Investment date represents the date of initial investment in the security position.
(23)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(24)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to either LIBOR (“L”), SOFR (“SF”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of September 30, 2023, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.43%.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2023
(dollars in thousands)
(Unaudited)
(26)Warrants are presented in equivalent units with a strike price of $14.28 per unit.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)As of September 30, 2023, borrowings under the loan facility bear interest at SOFR+10.00%. RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.
(29)As of September 30, 2023, borrowings under the loan facility bear interest at SOFR+7.00% (Floor 2.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.
(30)As of September 30, 2023, borrowings under the loan facility bore interest at LIBOR+8.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.
(31)As of September 30, 2023, borrowings under the loan facility bore interest at SOFR+8.50% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.
(32)As of September 30, 2023, borrowings under the loan facility bore interest at SOFR+6.75% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.
(33)As of September 30, 2023, borrowings under the loan facility bear interest at SOFR+7.25% (Floor 1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.
(34)As of September 30, 2023, borrowings under the loan facility bore interest at SOFR+6.50% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.
(35)As of September 30, 2023, borrowings under the loan facility bore interest at SOFR+6.25% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2023.
(36)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(37)The position is unfunded and no interest income is being earned as of September 30, 2023. The position may earn a nominal unused facility fee on committed amounts.
(38)Effective yield as of September 30, 2023 was approximately 4.98% on the Fidelity Government Portfolio Class III Fund.
(39)Effective yield as of September 30, 2023 was approximately 5.21% on the First American Treasury Obligations Fund Class Z.
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
(14)Non-accrual and non-income producing debt investment.
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
2.Basis of Presentation
MSC Income Fund’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income Fund’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of MSC Income Fund’s investments in Private Loan portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio investments (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of MSC Income Fund’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). MSC Income Fund’s results of operations for the three and nine months ended September 30, 2023 and 2022, cash flows for the nine months ended September 30, 2023 and 2022, and financial position as of September 30, 2023 and December 31, 2022, are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The accompanying unaudited consolidated financial statements of MSC Income Fund are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income Fund performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income Fund, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding MSC Income Fund’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income Fund’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income Fund’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 14 and 13 Private Loan portfolio companies for the three months ended September 30, 2023 and 2022, respectively, representing 21% and 18% of the total Private Loan portfolio at fair value as of September 30, 2023 and 2022, respectively. A total of 56 Private Loan portfolio companies were reviewed by the Financial Advisory Firm for the trailing twelve months ended September 30, 2023, representing 79% of the total Private Loan portfolio at fair value as of September 30, 2023. Excluding its investments in Private Loan portfolio companies that, as of September 30, 2023, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, the percentage of the Private Loan portfolio reviewed and certified by the Financial Advisory Firm for the trailing twelve months ended September 30, 2023 was 91% of the total Private Loan portfolio at fair value.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income Fund, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income Fund’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each LMM portfolio company at least once every calendar year, and for MSC Income Fund’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income Fund’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at MSC Income Fund’s determination of fair value for its investments in a total of 12 and 11 LMM portfolio companies for the three months ended September 30, 2023 and 2022, respectively, representing 25% of the total LMM portfolio at fair value as of both September 30, 2023 and September 30, 2022. A total of 46 LMM portfolio companies were reviewed by the Financial Advisory Firm for the trailing twelve months ended September 30, 2023, representing 95% of the total LMM portfolio at fair value as of September 30, 2023. Excluding its investments in LMM portfolio companies that, as of September 30, 2023, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, the percentage of the LMM portfolio reviewed and certified by the Financial Advisory Firm for the trailing twelve months ended September 30, 2023 was 100% of the total LMM portfolio at fair value.
For valuation purposes, all of MSC Income Fund’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, MSC Income Fund uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income Fund generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. MSC Income Fund generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (93% and 91% as of September 30, 2023 and December 31, 2022, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services, (ii) MSC Income Fund has consulted with and received an assurance certification from the Financial

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Advisory Firm within the last twelve months or (iii) are new investments that have not been in the Investment Portfolio for at least twelve months subsequent to the initial investment.
For valuation purposes, all of MSC Income Fund’s Other Portfolio investments are non-control investments. MSC Income Fund’s Other Portfolio investments comprised 2.4% and 2.7% of MSC Income Fund’s Investment Portfolio at fair value as of September 30, 2023 and December 31, 2022, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income Fund generally determines the fair value of these investments using the NAV valuation method.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income Fund’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. MSC Income Fund believes its Investment Portfolio as of September 30, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. At

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
September 30, 2023, the Company had $19.6 million of cash equivalents invested in AAA-rated money market funds. These highly liquid, short-term investments are included in the Consolidated Schedule of Investments.
At September 30, 2023 and December 31, 2022, cash balances totaling $3.2 million and $11.7 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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
As of September 30, 2023, investments on non-accrual status comprised 1.7% of MSC Income Fund’s total Investment Portfolio at fair value and 5.2% at cost. As of December 31, 2022, investments on non-accrual status comprised 0.8% of MSC Income Fund’s total Investment Portfolio at fair value and 4.8% at cost.
MSC Income Fund holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the PIK interest and cumulative dividends in cash. MSC Income Fund stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2023 and 2022, (i) 4.6% and 2.3%, respectively, of MSC Income Fund’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1% and 0.4%, respectively, of MSC Income Fund’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2023 and 2022, (i) 3.9% and 2.5%, respectively, of MSC Income Fund’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1% and 0.8%, respectively, of MSC Income Fund’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A presentation of total investment income MSC Income Fund received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$29,400	$23,346	$86,791	$64,577
Dividend income	2,399	2,166	7,862	7,430
Fee income	552	539	1,973	1,784
Total interest, fee and dividend income	$32,351	$26,051	$96,626	$73,791
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
To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the interest income. For the three months ended September 30, 2023 and 2022, 2.6% and 2.3%, respectively, of MSC Income Fund’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization. For each of the nine months ended September 30, 2023 and 2022, 2.6% of MSC Income Fund’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.

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
In November 2022, the FASB issued ASU 2022-06, Reference rate reform (Topic 848) — Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 after which entities will no longer be permitted to apply the relief in Topic 848. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 and extended by ASU 2022-06 during the nine months ended September 30, 2023 and the year ended December 31, 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company will continue to utilize the optional expedients provided by ASU 2020-04 and extended by ASU 2022-06 through December 31, 2024. The Company does not expect ASU 2022-06 to have a material impact to the consolidated financial statements and the notes thereto.
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
As of September 30, 2023 and December 31, 2022, MSC Income Fund’s Private Loan portfolio investments primarily consisted of investments in interest-bearing secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022, all of MSC Income Fund’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income Fund’s LMM portfolio investments were categorized as Level 3 as of September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022, MSC Income Fund’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2023 and December 31, 2022.
As of September 30, 2023 and December 31, 2022, MSC Income Fund’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income Fund’s Other Portfolio investments were categorized as Level 3 as of September 30, 2023 and December 31, 2022.
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
The following tables provide a summary of the significant unobservable inputs used to fair value MSC Income Fund’s Level 3 portfolio investments as of September 30, 2023 and December 31, 2022:

Type of Investment	Fair Value as of September 30, 2023 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$236,631	Discounted cash flow	WACC	10.7% - 22.5%	14.4%	15.6%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.5x - 9.0x (2)	7.2x	6.4x
Debt investments	$791,484	Discounted cash flow	Risk adjusted discount factor (4)	9.8% - 17.7% (2)	13.6%	13.0%
			Expected principal recovery percentage	0.7% - 100.0%	99.2%	100.0%
Debt investments	$75,698	Market approach	Third-party quote	4.5 - 98.4	86.7	94.0
Total Level 3 investments	$1,103,813
_____________________
(1)EBITDA may include proforma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 7.5% - 33.5%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.
(4)Discount rate includes the effect of the standard LIBOR and SOFR base rate, as applicable.

Type of Investment	Fair Value as of December 31, 2022 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$215,861	Discounted cash flow	WACC	10.4% - 22.5%	14.3%	15.7%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.3x - 8.5x (2)	7.2x	6.4x
Debt investments	$743,887	Discounted cash flow	Risk adjusted discount factor (4)	8.5% - 18.2% (2)	13.0%	12.4%
			Expected principal recovery percentage	0.7% - 100.0%	99.1%	100.0%
Debt investments	$108,395	Market approach	Third-party quote	5.6 - 98.5	85.7	90.0
Total Level 3 investments	$1,068,143
_____________________
(1)EBITDA may include proforma adjustments and/or other add-backs based on specific circumstances related to each investment.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 6.5% - 43.3%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.
(4)Discount rate includes the effect of the standard LIBOR and SOFR base rate, as applicable.
The following tables provide a summary of changes in fair value of MSC Income Fund’s Level 3 portfolio investments for the nine months ended September 30, 2023 and 2022 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2022	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2023
Debt	$852,282	$—	$(146,652)	$155,357	$25,417	$(7,776)	$(11,446)	$867,182
Equity	214,687	—	(12,686)	8,713	621	11,854	12,551	235,740
Equity Warrant	1,174	—	—	523	—	299	(1,105)	891
	$1,068,143	$—	$(159,338)	$164,593	$26,038	$4,377	$—	$1,103,813
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

At September 30, 2023 and December 31, 2022, MSC Income Fund's investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At September 30, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$608,953	$—	$—	$608,953
LMM portfolio investments	367,565	—	—	367,565
Middle Market portfolio investments	101,104	—	—	101,104
Other Portfolio investments	26,191	—	—	26,191
Total investments	$1,103,813	$—	$—	$1,103,813

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
MSC Income Fund’s private loan (“Private Loan”) investment strategy is focused on investments in privately held companies that are generally consistent with the size of its LMM portfolio companies or Middle Market portfolio companies, and its Private Loan investments generally range in size from $1 million to $20 million. MSC Income Fund’s Private Loan investments primarily consist of debt securities that have primarily been originated directly by the Adviser or, to a lesser extent, by the Adviser through its strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. MSC Income Fund’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. MSC Income Fund may have the option to co-invest with Main Street and the private equity sponsor in the equity securities of its Private Loan portfolio companies.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2023 and 2022, MSC Income Fund did not record investment income from any single portfolio company in excess of 10% of total investment income.
The following tables provide a summary of MSC Income Fund’s investments in the Private Loan, LMM and Middle Market portfolios as of September 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, which are discussed further below).

	As of September 30, 2023
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	78	49	18
Fair value	$609.0	$367.6	$101.1
Cost	$611.3	$301.4	$130.0
Debt investments as a % of portfolio (at cost)	95.9%	70.1%	93.9%
Equity investments as a % of portfolio (at cost)	4.1%	29.9%	6.1%
% of debt investments at cost secured by first priority lien	99.4%	100.0%	100.0%
Weighted-average annual effective yield (b)	13.1%	12.9%	12.8%
Average EBITDA (c)	$32.6	$8.6	$74.6
___________________
(a)At September 30, 2023, MSC Income Fund had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on MSC Income Fund’s debt portfolio as of September 30, 2023 including debt investments on non-accrual status was 12.3% for its Private Loan portfolio, 12.9% for its LMM portfolio and 10.2% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
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
For the three months ended September 30, 2023 and 2022, MSC Income Fund achieved an annualized total return on investments of 12.0% and 10.5%, respectively. For the nine months ended September 30, 2023 and 2022, MSC Income Fund achieved an annualized total return on investments of 12.9% and 8.6%, respectively. For the year ended December 31, 2022, MSC Income Fund achieved a total return on investments of 9.1%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. MSC Income Fund’s total return on investments is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
As of September 30, 2023, MSC Income Fund had Other Portfolio investments in four entities, collectively totaling $26.2 million in fair value and $22.4 million in cost basis and which comprised 2.4% and 2.1% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, MSC Income Fund had Other Portfolio investments in four entities, collectively totaling $29.0 million in fair value and $24.7 million in cost basis and which comprised 2.7% and 2.3% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of September 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, which are discussed above).

Cost:	September 30, 2023	December 31, 2022
First lien debt	87.7%	88.5%
Equity	11.7	10.8
Second lien debt	0.4	0.3
Equity warrants	0.2	0.2
Other	—	0.2
	100.0%	100.0%

Fair Value:	September 30, 2023	December 31, 2022
First lien debt	80.1%	81.4%
Equity	19.4	17.9
Second lien debt	0.4	0.3
Equity warrants	0.1	0.1
Other	—	0.3
	100.0%	100.0%
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of September 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2023	December 31, 2022
Northeast	22.8%	20.3%
Southwest	22.4	22.2
Southeast	19.6	17.8
West	17.8	22.9
Midwest	15.5	15.1
Other Non-United States	1.1	0.9
Canada	0.8	0.8
	100.0%	100.0%

Fair Value:	September 30, 2023	December 31, 2022
Southwest	25.6%	25.3%
Northeast	23.0	20.3
West	16.8	21.1
Southeast	16.7	15.2
Midwest	16.1	15.9
Other Non-United States	1.0	1.0
Canada	0.8	1.2
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income Fund’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value as of September 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments).

Cost:	September 30, 2023	December 31, 2022
Commercial Services & Supplies	10.4%	11.3%
Internet Software & Services	8.6	7.8
Health Care Providers & Services	6.2	4.9
Machinery	5.3	5.9
Professional Services	5.2	3.7
IT Services	5.1	4.9
Diversified Consumer Services	5.0	4.7
Distributors	4.3	5.0
Leisure Equipment & Products	3.7	3.7
Electrical Equipment	3.4	1.8
Textiles, Apparel & Luxury Goods	3.1	2.0
Computers & Peripherals	2.9	1.9
Specialty Retail	2.8	4.0
Communications Equipment	2.7	3.5
Media	2.6	2.4
Construction & Engineering	2.5	2.5
Diversified Telecommunication Services	2.4	3.4
Containers & Packaging	2.3	3.4
Aerospace & Defense	2.2	3.6
Building Products	2.1	2.4
Hotels, Restaurants & Leisure	2.0	2.0
Household Products	2.0	1.5
Diversified Financial Services	1.7	1.7
Internet & Catalog Retail	1.6	1.3
Software	1.4	1.3
Health Care Equipment & Supplies	1.3	1.2
Energy Equipment & Services	1.2	1.2
Food Products	0.9	1.1
Other (1)	5.1	5.9
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	September 30, 2023	December 31, 2022
Commercial Services & Supplies	8.4%	10.3%
Internet Software & Services	7.3	6.7
Machinery	6.8	7.5
Diversified Consumer Services	6.3	5.9
Health Care Providers & Services	5.8	4.6
Professional Services	5.1	2.8
IT Services	5.0	4.7
Distributors	4.6	5.5
Computers & Peripherals	4.3	2.8
Electrical Equipment	3.5	1.9
Leisure Equipment & Products	3.4	3.7
Construction & Engineering	3.0	2.9
Textiles, Apparel & Luxury Goods	2.9	2.0
Specialty Retail	2.7	3.1
Media	2.7	2.6
Containers & Packaging	2.7	3.8
Diversified Telecommunication Services	2.3	3.6
Construction Materials	2.2	2.1
Aerospace & Defense	2.1	3.5
Building Products	2.0	2.5
Household Products	1.9	1.3
Software	1.7	1.7
Internet & Catalog Retail	1.6	1.9
Air Freight & Logistics	1.6	1.2
Diversified Financial Services	1.6	1.8
Hotels, Restaurants & Leisure	1.5	1.5
Communications Equipment	1.2	1.3
Energy Equipment & Services	1.0	1.0
Other (1)	4.8	5.8
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
At September 30, 2023 and December 31, 2022, MSC Income Fund had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
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
As of September 30, 2023 and December 31, 2022, MSC Income Fund had no single investment that qualified as a significant subsidiary under either the investment or income tests.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE D — DEBT
Summary of debt as of September 30, 2023 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
SPV Facility	$264,688	$—	$264,688	$264,688
Series A Notes	150,000	(920)	149,080	138,513
Corporate Facility	92,000	—	92,000	92,000
Total Debt	$506,688	$(920)	$505,768	$495,201
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
Summary of debt as of December 31, 2022 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
SPV Facility	$223,688	$—	$223,688	$223,688
Series A Notes	150,000	(1,144)	148,856	132,955
Corporate Facility	98,000	—	98,000	98,000
Total Debt	$471,688	$(1,144)	$470,544	$454,643
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Summarized interest expense for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
SPV Facility	$5,933	$3,944	$16,127	$9,218
Series A Notes	1,590	1,573	4,769	4,577
Corporate Facility	1,880	1,284	5,703	2,833
Total Interest Expense	$9,403	$6,801	$26,599	$16,628
Corporate Facility
MSC Income Fund is a party to a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “Corporate Facility”) with EverBank (formerly known as TIAA Bank), as administrative agent, and with EverBank and other financial institutions as lenders. As of September 30, 2023, the Corporate Facility included (i) total commitments of $165.0 million, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $200.0 million of total commitments and (iii) a revolving period and maturity date to September 1, 2025 and March 1, 2026, respectively, with two, one-year extension options subject to lender approval.
Borrowings under the Corporate Facility bear interest, subject to MSC Income Fund’s election, on a per annum basis at a rate equal to (i) SOFR plus 2.50% or (ii) the base rate plus 1.40%. The base rate is defined as the higher of (a) the Prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) SOFR plus 1.1%. Additionally, MSC Income Fund pays an annual unused commitment fee of 0.30% per annum on the unused lender commitments if more than 50% or more of the lender commitments are being used and an annual unused commitment fee of 0.625% per annum on the unused lender commitments if less than 50% of the lender commitments are being used. Borrowings under the Corporate Facility are secured by a first lien on all of the assets of MSIF and its subsidiaries, other than the assets of Structured Subsidiaries or immaterial subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of MSIF (other than Structured Subsidiaries or immaterial subsidiaries). In connection with the Corporate Facility, MSIF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Effective April 27, 2023, the reference rate changed from LIBOR to SOFR plus an applicable credit spread adjustment of 0.10%.
As of September 30, 2023, the interest rate on the Corporate Facility was 7.83%. The average interest rate for borrowings under the Corporate Facility was 7.75% and 4.61% per annum for the three months ended September 30, 2023 and 2022, respectively, and 7.39% and 3.45% per annum for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, MSC Income Fund was in compliance with all financial covenants of the Corporate Facility.
SPV Facility
On February 3, 2021, MSIF Funding LLC (“MSIF Funding”), a wholly-owned Structured Subsidiary that primarily holds originated loan investments, entered into a senior secured revolving credit facility (as amended, the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) by and among JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator, JPM and other financial institutions as lenders and MSIF as portfolio manager. In August 2023, the SPV facility was amended to extend the revolving period expiration date from February 3, 2024 to February 3, 2027 and the maturity date from February 3, 2025 to February 3, 2028. Additionally, total commitments were reduced from $325.0 million to $300.0 million. Advances under the SPV Facility bear interest at a per annum rate equal to the three month SOFR in effect, plus the applicable margin of 3.00% per annum. MSIF Funding also pays a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until February 2, 2027. As of September 30, 2023, the SPV Facility included total commitments of $300.0 million and an accordion feature, with the right to request an increase of total

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
commitments and borrowing availability up to $450.0 million. The SPV Facility is secured by a collateral loan on the assets of MSIF Funding. In connection with the SPV Facility, MSIF Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of September 30, 2023, the interest rate on the SPV Facility was 8.25%. The average interest rate for borrowings under the SPV Facility was 8.25% and 5.18% per annum for the three months ended September 30, 2023 and 2022, respectively, and 7.99% and 4.07% per annum for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, MSC Income Fund was in compliance with all financial covenants of the SPV Facility.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of MSIF or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of September 30, 2023, MSC Income Fund was in compliance with all financial covenants of the Note Purchase Agreement.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE E — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of MSC Income Fund for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
Per Share Data:	2023	2022
NAV at the beginning of the period	$7.61	$7.68
Net investment income (1)	0.53	0.48
Net realized gain (loss) (1)(2)	(0.31)	0.10
Net unrealized appreciation (depreciation) (1)(2)	0.38	(0.14)
Income tax provision (1)(2)	(0.04)	(0.02)
Net increase in net assets resulting from operations (1)	0.56	0.42
Dividends paid from net investment income	(0.53)	(0.40)
Dividends paid from capital gains	—	(0.08)
Dividends paid or accrued (3)	(0.53)	(0.48)
Accretive effect of stock repurchases (repurchasing shares below NAV) (4)	0.02	—
Other (5)	0.01	—
NAV at the end of the period	$7.67	$7.62
Shares outstanding at the end of the period	80,013,948	80,059,079
________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation, and income taxes can fluctuate significantly from period to period.
(3)Represents stockholder dividends paid or accrued for the period.
(4)Shares repurchased in connection with the Dutch Auction Tender Offers. See Note G — Share Repurchases for additional information.
(5)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
NAV at end of period	$613,569	$609,748
Average NAV	$611,329	$611,601
Average outstanding debt	$482,021	$497,038

Ratios to average NAV:
Ratio of total expenses, including income tax expense, to average NAV(1)(2)(3)(5)	9.35%	6.03%
Ratio of operating expenses to average NAV(2)(3)(5)	8.83%	5.73%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)(5)	4.48%	3.01%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)(5)	3.03%	3.01%
Ratio of net investment income to average NAV(2)(5)	6.97%	6.34%
Portfolio turnover ratio(2)	12.32%	14.13%
Total return based on change in NAV(2)(4)(5)	7.36%	5.43%
_______________
(1)Total expenses are the sum of operating expenses and net income tax provision or benefit. Net income tax provision or benefit includes the accrual of net deferred tax provision or benefit relating to the net unrealized appreciation or depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. MSC Income Fund is required to include net deferred tax provision or benefit in calculating its total expenses even though these net deferred taxes are not currently payable or receivable.
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
(5)Net of expense waivers of $6.3 million and $3.4 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Excluding these expense waivers, the expense and income ratios are as follows:

	Nine Months Ended September 30,
	2023	2022

Ratio of total expenses, including income tax expense, to average NAV(1)(2)(3)	10.39%	6.58%
Ratio of operating expenses to average NAV(2)(3)	9.87%	6.28%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	5.52%	3.56%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)	4.06%	3.56%
Ratio of net investment income to average NAV(2)	5.95%	5.77%
Total return based on change in NAV(2)(4)	6.33%	4.87%
________________
See footnotes (1), (2), (3) and (4) immediately prior to this table.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE F — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
MSC Income Fund currently pays quarterly dividends to its stockholders. Future quarterly dividends, if any, will be determined by its Board of Directors on a quarterly basis. MSC Income Fund paid or accrued dividends to its common stockholders of $14.0 million, or $0.175 per share, during the three months ended September 30, 2023, and $42.0 million, or $0.525 per share, during the nine months ended September 30, 2023, compared to $12.8 million, or $0.16 per share, during the three months ended September 30, 2022, and $38.8 million, or $0.485 per share, during the nine months ended September 30, 2022.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
	(estimated, dollars in thousands)

Net increase in net assets resulting from operations	$44,869	$33,303
Net unrealized (appreciation) depreciation	(30,415)	11,452
Income tax provision	3,189	1,880
Pre-tax book income not consolidated for tax purposes	(676)	(11,403)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	20,099	893
Estimated taxable income (1)	37,066	36,125
Taxable income earned in prior year and carried forward for distribution in current year	20,674	23,276
Taxable income earned prior to period end and carried forward for distribution next period	(29,705)	(33,421)
Dividend accrued as of period end and paid in the following period	14,002	12,809
Taxable income earned to be carried forward	(15,703)	(20,612)
Total distributions accrued or paid to common stockholders	$42,037	$38,789
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
The income tax expense (benefit) for MSC Income Fund is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation, changes in valuation allowance and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on MSC Income Fund’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income Fund’s Consolidated Statements of Operations. MSC Income Fund’s provision for income taxes was comprised of the following for the three and nine months ended September 30, 2023 and 2022:

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Current tax expense (benefit):
Federal	$(39)	$190	$15	$194
State	337	169	565	484
Excise	133	219	374	881
Total current tax expense	431	578	954	1,559
Deferred tax expense (benefit):
Federal	292	131	2,533	298
State	(750)	13	(298)	23
Total deferred tax expense (benefit)	(458)	144	2,235	321

Total income tax provision (benefit)	$(27)	$722	$3,189	$1,880
The net deferred tax liability at September 30, 2023 and December 31, 2022 was $2.6 million and $0.4 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries.
At September 30, 2023, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards generated in 2020 and future periods that are not subject to expiration. The net operating losses will carryforward indefinitely until utilized. The net capital loss carryforwards of MSC Income Fund, if not utilized, will expire in various taxable years 2023 through 2027. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
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
On May 15, 2023, MSC Income Fund commenced a modified “Dutch Auction” tender offer (the “May Dutch Auction Tender Offer”) pursuant to the Offer to Purchase, dated May 15, 2023, which expired on June 13, 2023. Pursuant to the May Dutch Auction Tender Offer, MSC Income Fund repurchased 406,904 shares, representing 0.5% of its then outstanding shares, on June 21, 2023 at a price of $5.50 per share for an aggregate cost of $2.2 million, excluding fees and expenses related to the May Dutch Auction Tender Offer.
On August 16, 2023, MSC Income Fund and Main Street commenced a modified “Dutch Auction” tender offer (the “August Dutch Auction Tender Offer” and, together with the May Dutch Auction Tender Offer, the “Dutch Auction

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Tender Offers”) pursuant to the Offer to Purchase, dated August 16, 2023, which expired on September 20, 2023. The August Dutch Auction Tender Offer was a simultaneous combined offer by MSC Income Fund and by Main Street to purchase shares of MSC Income Fund common stock. Pursuant to the August Dutch Auction Tender Offer, MSC Income Fund repurchased 432,920 shares, representing 0.5% of its then outstanding shares for purchase at a price of $6.50 per share (the “August Clearing Price”), for an aggregate cost of $2.8 million and Main Street purchased 115,385 shares at the August Clearing Price for an aggregate cost of $0.8 million.
Since inception of its share repurchase program, MSC Income Fund has funded the repurchase of $146.6 million in shares of common stock, including the shares repurchased by MSC Income Fund under the Dutch Auction Tender Offers, as of September 30, 2023. For the three months ended September 30, 2023 and 2022, MSC Income Fund funded $7.0 million and $4.0 million, respectively, for shares of its common stock tendered for repurchase under the plan and the August Dutch Auction Tender Offer. For the nine months ended September 30, 2023 and 2022, MSC Income Fund funded $17.5 million and $12.0 million, respectively, for shares of its common stock tendered for repurchase under the plan and the Dutch Auction Tender Offers.
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
Summarized DRIP information for the nine months ended September 30, 2023 and 2022 is as follows:

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
DRIP participation	$13,864	$13,304
Shares issued for DRIP	1,767,289	1,690,381
NOTE I — COMMITMENTS AND CONTINGENCIES
At September 30, 2023, MSC Income Fund had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Freeport First Lien Loan Fund III LP	$7,172
HPEP 3, L.P.	1,555
Brightwood Capital Fund III, LP	100

Total Equity Commitments	$8,827

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Power System Solutions	$3,989

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Insight Borrower Corporation	3,888
AB Centers Acquisition Corporation	3,698
Mako Steel, LP	3,245
HEADLANDS OP-CO LLC	3,000
NWN Corporation	2,907
Winter Services LLC	2,778
SI East, LLC	1,875
American Health Staffing Group, Inc.	1,667
IG Parent Corporation	1,667
Infolinks Media Buyco, LLC	1,265
Burning Glass Intermediate Holding Company, Inc.	1,239
Bettercloud, Inc.	1,216
Bluestem Brands, Inc.	1,119
Dalton US Inc.	1,100
IG Investor, LLC	1,000
NexRev LLC	1,000
Roof Opco, LLC	972
Bond Brand Loyalty ULC	900
Classic H&G Holdco, LLC	860
Richardson Sales Solutions	833
Engineering Research & Consulting, LLC	828
GRT Rubber Technologies LLC	812
CaseWorthy, Inc.	800
VVS Holdco, LLC	800
Cody Pools, Inc.	786
Invincible Boat Company, LLC.	768
Acumera, Inc.	768
NinjaTrader, LLC	750
RA Outdoors LLC	747
Evergreen North America Acquisitions, LLC	710
Channel Partners Intermediateco, LLC	667
Centre Technologies Holdings, LLC	600
Paragon Healthcare, Inc.	571
JTI Electrical & Mechanical, LLC	561
Hawk Ridge Systems, LLC	550
ITA Holdings Group, LLC	543
Wall Street Prep, Inc.	500
Imaging Business Machines, L.L.C.	494
Microbe Formulas, LLC	434
Watterson Brands, LLC	433
Xenon Arc, Inc.	423
Trantech Radiator Topco, LLC	400
Chamberlin Holding LLC	400
AMEREQUIP LLC.	391
South Coast Terminals Holdings, LLC	381
PTL US Bidco, Inc	365
Escalent, Inc.	349
West Star Aviation Acquisition, LLC	333
AVEX Aviation Holdings, LLC	307
Gamber-Johnson Holdings, LLC	300

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Career Team Holdings, LLC	300
Archer Systems, LLC	232
Batjer TopCo, LLC	230
SPAU Holdings, LLC	220
Metalforming Holdings, LLC	205
Mystic Logistics Holdings, LLC	200
Johnson Downie Opco, LLC	200
Orttech Holdings, LLC	200
Inspire Aesthetics Management, LLC	187
Analytical Systems Keco Holdings, LLC	160
ATS Operating, LLC	150
Elgin AcquireCo, LLC	123
Gulf Publishing Holdings, LLC	100
Clad-Rex Steel, LLC	100
Adams Publishing Group, LLC	93
AAC Holdings, Inc.	71
Jackmont Hospitality, Inc.	67
SIB Holdings, LLC	28
Interface Security Systems, L.L.C	1

Total Loan Commitments	$59,856

Total Commitments	$68,683
MSC Income Fund will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income Fund follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income Fund had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of September 30, 2023.
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
Pursuant to the Investment Advisory Agreement, MSC Income Fund pays the Adviser a base management fee and incentive fees as compensation for the services described above. The base management fee is calculated at an annual rate of 1.75% of MSC Income Fund’s average gross assets. The term “gross assets” means total assets of MSC Income Fund as disclosed on MSC Income Fund’s Consolidated Balance Sheets. “Average gross assets” are calculated based on MSC

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Income Fund’s gross assets at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee is expensed as incurred. For each of the three months ended September 30, 2023 and 2022, MSC Income Fund incurred base management fees of $5.0 million. For the nine months ended September 30, 2023 and 2022, MSC Income Fund incurred base management fees of $14.8 million and $14.9 million, respectively.
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
For the three months ended September 30, 2023, MSC Income Fund incurred subordinated incentive fees on income of $2.6 million. For the three months ended September 30, 2022, MSC Income Fund did not incur any subordinated incentive fees on income. For the nine months ended September 30, 2023, MSC Income Fund incurred subordinated incentive fees on income of $8.9 million. MSC Income Fund did not incur any subordinated incentive fees on income for the nine months ended September 30, 2022. For the three months and nine months ended September 30, 2023 and 2022, MSC Income Fund did not incur any capital gains incentive fees.
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
The Adviser waived reimbursement of all Internal Administrative Services expenses from October 30, 2020 through December 31, 2021. On January 1, 2022, the Adviser assumed responsibility of certain administrative services that were previously provided for MSC Income Fund by a third-party sub-administrator. After December 31, 2021, the Adviser continued to waive reimbursement of all Internal Administrative Services expenses, except for the cost of the services previously provided by the sub-administrator. For the three months ended September 30, 2023 and 2022, MSC Income Fund incurred Internal Administrative Services expenses before expense waivers of $2.2 million and $1.4 million, respectively. For the three months ended September 30, 2023 and 2022, the Adviser waived the reimbursements of Internal Administrative Services expenses of $2.0 million and $1.3 million, respectively. For the nine months ended September 30, 2023 and 2022, MSC Income Fund incurred Internal Administrative Services expenses of $6.8 million and $3.9 million, respectively. For the nine months ended September 30, 2023 and 2022, the Adviser waived the reimbursements of Internal Administrative Services expenses of $6.3 million and $3.4 million, respectively. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.
2.Offering Costs
In accordance with MSC Income Fund’s previous investment advisory agreement with the previous investment adviser (“HMS Adviser”), MSC Income Fund reimbursed HMS Adviser for any offering costs that were paid on MSC Income Fund’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with the offering of MSC Income Fund’s common stock, including through MSC Income Fund’s DRIP. HMS Adviser was responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the transaction whereby the Adviser became the investment adviser to MSC Income Fund, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for $0.6 million which remained payable to HMS Adviser and would be reimbursed as part of future issuances of common stock by MSC Income Fund. As of June 30, 2023, MSC Income Fund’s reimbursement obligation to HMS Adviser for organizational and offering expenses was fully repaid. For the three months ended September 30, 2022, MSC Income Fund reimbursed HMS Adviser $0.08 million in connection with stock issuances. For the nine months ended September 30, 2023 and September 30, 2022, the Company reimbursed HMS Adviser $0.13 million and $0.21 million, respectively, in connection with stock issuances.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
5.    Other Related Party Transactions

On May 2, 2022, the Company sold 94,697 shares of its common stock to Main Street at $7.92 per share, the price at which the Company issued new shares in connection with reinvestments of the May 2, 2022 dividend pursuant to the DRIP, for total proceeds to the Company of $750,000. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.
On May 1, 2023, the Company sold 255,754 shares of its common stock to Main Street at $7.82 per share, the price at which the Company issued new shares in connection with reinvestments of the May 1, 2023 dividend pursuant to the DRIP, for total proceeds to the Company of $2.0 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.
On August 1, 2023, the Company sold 348,542 shares of its common stock to Main Street at $7.89 per share, the price at which the Company issued new shares in connection with reinvestments of the August 1, 2023 dividend pursuant to the DRIP, for total proceeds to the Company of $2.8 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and were unanimously

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.

In September 2023, pursuant to the August Dutch Auction Tender Offer, Main Street purchased 115,385 shares of MSC Income Fund common stock from MSC Income Fund stockholders at the August Clearing Price, or $6.50 per share, for an aggregate cost of $0.8 million. See Note G – Share Repurchases for more information. The August Dutch Auction Tender Offer, including Main Street’s participation, were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.
NOTE K — SUBSEQUENT EVENTS
On November 1, 2023, the Company sold 475,888 shares of its common stock to Main Street at $7.88 per share, the price at which the Company issued new shares in connection with reinvestments of the November 1, 2023 dividend pursuant to the DRIP, for total proceeds to the Company of $3.8 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.
On November 1, 2023, the Company repurchased 530,290 shares of its common stock validly tendered and not withdrawn on the terms set forth in the tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on September 21, 2023. The shares were repurchased at a price of $7.73 per share, which was the Company’s NAV per share as of November 1, 2023, for an aggregate purchase price of $4.1 million (an amount equal to 90% of the proceeds the Company received from the issuance of shares under the Company’s DRIP from the November 1, 2023 dividend payment).
On November 9, 2023, the Board of Directors declared a quarterly cash dividend of $0.175 per share payable January 31, 2024 to stockholders of record as of December 29, 2023. Additionally, the Board of Directors approved a repurchase offer pursuant to the Company’s share repurchase program in an amount equal to 90% of the proceeds resulting from shares issued in lieu of cash distributions from the January 31, 2024 dividend payment.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2023 Fair Value (13)
Control Investments
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	$—	$—	$38	$588	$—	$—	$588
GRT Rubber Technologies LLC	11.48%	SF+	6.00%		Secured Debt (12)	(8)	—	—	59	330	508	—	838
	13.48%	SF+	8.00%		Secured Debt	(8)	—	(37)	1,998	19,943	38	37	19,944
					Member Units	(8)	—	—	62	21,890	—	—	21,890
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	2,223	(1,106)	141	7,552	2,796	4,452	5,896
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	46	—	900	—	900
					Secured Debt	(8)	(1,366)	780	71	6,392	—	6,392	—
					Unsecured Convertible Debt	(8)	(175)	175	—	—	175	175	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(596)	—	—	4,906	896	4,010
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	(1,104)	—	—	1,104	1,104	—
					Warrants	(8)	—	1,104	—	—	—	—	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							1,541	(649)	(94)	(6,392)	6,392	—	—
Total Control Investments							$2,223	$(1,433)	$2,321	$50,303	$16,819	$13,056	$54,066
Affiliate Investments
AFG Capital Group, LLC					Preferred Member Units	(8)	$1,800	$(2,050)	$—	$2,350	$1,800	$4,150	$—
Analytical Systems Keco Holdings, LLC	15.38%	SF+	10.00%		Secured Debt (12)	(8)	—	—	2	(2)	41	—	39
	15.38%	SF+	10.00%		Secured Debt	(8)	—	—	143	1,135	16	118	1,033
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	260	—	880	260	—	1,140
					Warrants	(8)	—	—	—	—	—	—	—
ATX Networks Corp.		L+	7.50%		Secured Debt	(6)	—	(102)	856	6,368	545	6,913	—
					Unsecured Debt	(6)	—	(276)	1,135	2,614	1,135	3,749	—
					Common Stock	(6)	3,178	(3,290)	—	3,290	3,178	6,468	—
Barfly Ventures, LLC					Member Units	(5)	—	(94)	—	1,107	—	94	1,013
Batjer TopCo, LLC					Secured Debt (12)	(8)	—	1	—	(1)	1	—	—
	10.00%				Secured Debt (12)	(8)	—	—	1	—	70	—	70
	10.00%				Secured Debt	(8)	—	16	98	1,205	20	50	1,175
					Preferred Stock	(8)	—	225	70	455	225	—	680
Brewer Crane Holdings, LLC	15.44%	L+	10.00%		Secured Debt	(9)	—	(29)	169	1,491	8	123	1,376
					Preferred Member Units	(9)	—	(370)	23	1,770	—	370	1,400
Centre Technologies Holdings, LLC		SF+	9.00%		Secured Debt (12)	(8)	—	—	2	—	—	—	—
	14.48%	SF+	9.00%		Secured Debt	(8)	—	33	406	3,731	663	—	4,394
					Preferred Member Units	(8)	—	430	23	2,170	430	—	2,600
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	35	5	—	—	—	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2023 Fair Value (13)
	13.49%	SF+	8.00%		Secured Debt	(8)	—	(4)	416	4,236	4	138	4,102
					Member Units	(8)	—	750	698	5,728	752	—	6,480
					Member Units	(8)	—	65	17	678	65	—	743
Charps, LLC					Preferred Member Units	(5)	—	170	167	3,330	170	—	3,500
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	—	—	—	—	—
	11.50%				Secured Debt	(5)	—	(37)	220	2,620	—	457	2,163
	10.00%				Secured Debt	(5)	—	—	20	260	—	7	253
					Member Units	(5)	—	(660)	69	2,060	—	660	1,400
					Member Units	(5)	—	55	—	152	130	—	282
Cody Pools, Inc.					Secured Debt (12)	(8)	—	2	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	25	330	—	7,872	495	7,377
		L+	10.50%		Secured Debt	(8)	—	(11)	26	273	14	287	—
		L+	10.50%		Secured Debt	(8)	—	(96)	500	6,882	—	6,882	—
					Preferred Member Units	(8)	—	2,740	653	14,550	2,740	—	17,290
Colonial Electric Company LLC					Secured Debt	(6)	—	—	12	—	400	400	—
	12.00%				Secured Debt	(6)	—	(77)	542	5,729	26	313	5,442
					Preferred Member Units	(6)	—	360	—	—	600	—	600
					Preferred Member Units	(6)	—	(370)	(295)	2,290	—	370	1,920
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	3	25	89	55	59
	10.00%				Secured Debt	(8)	—	(14)	89	865	17	36	846
					Preferred Member Units	(8)	—	(270)	—	300	—	270	30
Digital Products Holdings LLC	15.38%	SF+	10.00%		Secured Debt	(5)	—	(17)	436	3,878	—	209	3,669
					Preferred Member Units	(5)	—	—	38	2,459	—	—	2,459
Direct Marketing Solutions, Inc.	14.00%				Secured Debt	(9)	—	(1)	4	—	226	1	225
	14.00%				Secured Debt	(9)	—	(15)	550	5,352	15	282	5,085
					Preferred Stock	(9)	—	(220)	43	5,558	—	218	5,340
Flame King Holdings, LLC		L+	6.50%		Secured Debt	(9)	—	(15)	121	1,900	15	1,915	—
		L+	9.00%		Secured Debt	(9)	—	(123)	478	5,300	123	5,423	—
					Preferred Equity	(9)	—	2,570	619	4,400	2,570	—	6,970
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	446	5,848	—	975	4,873
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	1	—	—	—	—
	10.50%	SF+	7.50%		Secured Debt	(5)	—	(68)	1,338	16,020	68	1,968	14,120
					Member Units	(5)	—	7,680	1,240	12,720	7,680	—	20,400
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(16)	201	2,836	16	216	2,636
					Preferred Member Units	(5)	—	810	82	1,790	810	—	2,600
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	57	571	—	—	571
					Preferred Equity	(8)	—	(250)	—	950	—	250	700
					Member Units	(8)	—	—	—	—	—	—	—
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	283	—	4,331	283	508	4,106
IG Investor, LLC					Secured Debt (12)	(6)	—	—	3	—	172	200	(28)
	13.00%				Secured Debt	(6)	—	—	366	—	9,162	—	9,162
					Common Equity	(6)	—	—	—	—	3,774	174	3,600

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2023 Fair Value (13)
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(280)	—	—	6,540	280	6,260
Integral Energy Services	13.01%	SF+	7.50%		Secured Debt	(8)	—	(876)	1,842	18,425	58	876	17,607
					Common Stock	(8)	—	(1,160)	38	1,490	—	1,160	330
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	513	5,093	56	199	4,950
	9.00%				Secured Debt	(5)	—	—	66	961	—	7	954
					Preferred Equity	(5)	—	410	—	1,800	410	—	2,210
					Member Units	(5)	—	2	23	713	3	1	715
Market Force Information, LLC					Secured Debt	(9)	(6,465)	6,060	—	403	6,060	6,463	—
					Member Units	(9)	(4,160)	4,160	—	—	4,160	4,160	—
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	307	145	1,137	308	169	1,276
					Preferred Member Units	(5)	—	80	—	—	80	—	80
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	109	1,436	—	—	1,436
					Common Stock	(6)	—	1,080	785	5,708	1,080	—	6,788
NexRev LLC					Secured Debt (12)	(8)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(8)	—	708	223	2,119	725	413	2,431
					Preferred Member Units	(8)	—	1,310	43	280	1,310	—	1,590
NuStep, LLC	11.98%	SF+	6.50%		Secured Debt	(5)	—	(2)	92	1,100	1	203	898
	12.00%				Secured Debt	(5)	—	—	422	4,603	3	—	4,606
					Preferred Member Units	(5)	—	300	—	2,010	300	—	2,310
					Preferred Member Units	(5)	—	—	—	1,290	—	—	1,290
Oneliance, LLC	16.48%	SF+	11.00%		Secured Debt	(7)	—	(7)	172	1,380	4	27	1,357
					Preferred Stock	(7)	—	—	—	264	18	—	282
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	2	1	(2)	2	—	—
	16.48%	SF+	11.00%		Secured Debt	(5)	—	64	716	5,814	86	350	5,550
					Preferred Stock	(5)	—	1,320	227	2,940	1,320	—	4,260
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	3	(8)	2	—	(6)
	12.50%				Secured Debt	(9)	—	(43)	382	3,902	13	167	3,748
					Preferred Equity	(9)	—	(1,340)	—	1,650	—	1,340	310
SI East, LLC	11.25%				Secured Debt (12)	(7)	—	6	8	—	625	—	625
	12.49%				Secured Debt	(7)	—	170	690	—	18,179	—	18,179
					Secured Debt	(7)	—	(134)	1,403	29,929	—	29,929	—
					Preferred Member Units	(7)	—	1,188	348	4,550	1,290	—	5,840
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(126)	364	5,063	243	8	5,298
					Preferred Equity	(6)	—	139	—	—	139	—	139
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	(14)	42	460	—	14	446
	12.00%				Secured Debt	(9)	—	(102)	349	3,780	3	102	3,681
					Preferred Member Units	(9)	—	(1,020)	—	1,920	—	1,020	900
					Preferred Member Units	(9)	—	44	—	—	150	—	150
					Preferred Member Units	(9)	—	180	—	—	300	—	300
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	(2)	3	—	2	2	—
	12.00%				Secured Debt	(7)	—	(10)	191	1,980	10	10	1,980

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2023 Fair Value (13)
					Common Stock	(7)	—	1,400	22	1,950	1,400	—	3,350
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	6	(5)	4	—	(1)
	11.50%				Secured Debt	(5)	—	—	686	7,421	45	551	6,915
					Preferred Equity	(5)	—	(30)	54	2,990	—	30	2,960
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							(1,541)	649	(151)	—	—	—	—
Total Affiliate investments							$(7,188)	$22,468	$22,241	$277,000	$91,114	$92,225	$275,889
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2023 for affiliate investments located in this region was $98,341. This represented 16.0% of net assets as of September 30, 2023.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2023 for affiliate investments located in this region was $40,617. This represented 6.6% of net assets as of September 30, 2023.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2023 for affiliate investments located in this region was $31,613. This represented 5.2% of net assets as of September 30, 2023.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(unaudited)

(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2023 for control investments located in this region was $53,478. This represented 8.7% of net assets as of September 30, 2023. The fair value as of September 30, 2023 for affiliate investments located in this region was $75,393. This represented 12.3% of net assets as of September 30, 2023.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2023 for control investments located in this region was $588. This represented 0.1% of net assets as of September 30, 2023. The fair value as of September 30, 2023 for affiliate investments located in this region was $29,925. This represented 4.9% of net assets as of September 30, 2023.
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
(12)Investment has an unfunded commitment as of September 30, 2023 (see Note I). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                                              Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2021 Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2022 Fair Value
Control Investments
GRT Rubber Technologies LLC	10.56%	L+	8.00%		Secured Debt	(8)	$—	$(20)	$1,365	$19,152	$812	$20	$19,944
					Member Units	(8)	—	—	1,230	22,750	—	—	22,750
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	—	1,979	—	3,971	3,171	—	7,142
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	710	—	—	710
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control Investments							$—	$1,959	$2,595	$46,583	$3,983	$20	$50,546
Affiliate Investments
AFG Capital Group, LLC					Secured Debt	(8)	$—	$—	$1	$36	$—	$36	$—
					Preferred Member Units	(8)	—	260	50	1,930	260	—	2,190
Analytical Systems Keco Holdings, LLC		L+	10.00%		Secured Debt	(8)	—	—	2	(4)	1	—	(3)
	12.63%	L+	10.00%		Secured Debt	(8)	—	—	127	1,182	17	52	1,147
	12.63%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(260)	—	1,220	—	260	960
					Warrants	(8)	—	—	—	—	—	—	—
ATX Networks Corp.	11.14%	L+	7.50%		Secured Debt	(6)	—	405	559	7,121	633	1,019	6,735
	10.00%			10.00%	Unsecured Debt	(6)	—	263	240	1,977	504	—	2,481
					Common Stock	(6)	—	—	—	—	—	—	—
Barfly Ventures, LLC					Member Units	(5)	—	463	—	643	464	—	1,107
Batjer TopCo, LLC					Secured Debt	(8)	—	—	—	—	50	51	(1)
	11.00%				Secured Debt	(8)	—	—	81	—	1,203	—	1,203
					Preferred Stock	(8)	—	—	—	—	455	—	455
Brewer Crane Holdings, LLC	12.56%	L+	10.00%		Secured Debt	(9)	—	—	166	2,005	8	493	1,520
					Preferred Member Units	(9)	—	(510)	199	1,930	—	510	1,420
Centre Technologies Holdings, LLC		L+	9.00%		Secured Debt	(8)	—	—	6	—	360	360	—
	11.63%	L+	9.00%		Secured Debt	(8)	—	115	321	2,216	1,610	97	3,729
					Preferred Member Units	(8)	—	509	23	1,460	580	—	2,040
Chamberlin Holding LLC		L+	6.00%		Secured Debt	(8)	—	—	2	—	—	—	—
	10.63%	L+	8.00%		Secured Debt	(8)	—	(32)	347	4,454	32	120	4,366
					Member Units	(8)	—	(450)	334	6,030	—	450	5,580
					Member Units	(8)	—	(27)	14	385	113	27	471
Charps, LLC					Secured Debt	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	(200)	106	3,500	—	200	3,300
Clad-Rex Steel, LLC	12.13%	L+	9.50%		Secured Debt	(5)	—	—	217	2,620	—	—	2,620
	10.00%				Secured Debt	(5)	—	—	20	268	—	6	262
					Member Units	(5)	—	(190)	149	2,560	—	190	2,370
					Member Units	(5)	—	20	—	133	19	—	152
Cody Pools, Inc.		L+	10.50%		Secured Debt	(8)	—	10	13	(6)	641	635	—
	13.63%	L+	10.50%		Secured Debt	(8)	—	(22)	694	7,187	22	251	6,958
					Preferred Member Units	(8)	—	2,390	928	11,910	2,390	—	14,300

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2021 Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2022 Fair Value
Colonial Electric Company LLC					Secured Debt	(6)	—	—	12	—	400	400	—
	12.00%				Secured Debt	(6)	—	—	573	6,007	28	236	5,799
					Preferred Member Units	(6)	—	20	317	2,280	20	—	2,300
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	—	—	25	—	25
	7.50%				Secured Debt	(8)	—	14	73	852	32	23	861
					Preferred Member Units	(8)	—	10	8	290	10	—	300
Digital Products Holdings LLC	12.63%	L+	10.00%		Secured Debt	(5)	—	—	368	4,186	17	248	3,955
					Preferred Member Units	(5)	—	—	38	2,459	—	—	2,459
Direct Marketing Solutions, Inc.	13.63%	L+	11.00%		Secured Debt	(9)	—	5	19	(7)	758	151	600
	13.63%	L+	11.00%		Secured Debt	(9)	—	(21)	459	4,705	21	232	4,494
					Preferred Stock	(9)	—	970	257	4,590	970	—	5,560
Flame King Holdings, LLC	9.25%	L+	6.50%		Secured Debt	(9)	—	16	116	1,581	319	—	1,900
	13.75%	L+	11.00%		Secured Debt	(9)	—	131	525	5,145	155	—	5,300
					Preferred Equity	(9)	—	860	227	2,600	860	—	3,460
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(57)	288	7,231	—	1,056	6,175
Gamber-Johnson Holdings, LLC		L+	8.00%		Secured Debt	(5)	—	—	1	—	—	—	—
	10.63%	L+	8.00%		Secured Debt	(5)	—	8	422	5,400	620	—	6,020
					Member Units	(5)	—	(810)	179	12,430	—	810	11,620
GFG Group, LLC	9.00%				Secured Debt	(5)	—	(19)	255	3,136	19	219	2,936
					Preferred Member Units	(5)	—	40	104	1,750	40	—	1,790
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt	(8)	—	—	2	64	—	64	—
					Secured Debt	(8)	(1,455)	962	126	2,429	—	2,429	—
	12.50%				Secured Debt	(8)	—	(29)	—	—	600	29	571
					Member Units	(8)	—	—	—	—	—	—	—
					Member Units	(8)	—	(420)	—	—	1,400	420	980
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	779	254	(81)	4,712	587	968	4,331
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	471	5,040	26	—	5,066
	9.00%				Secured Debt	(5)	—	—	66	970	—	7	963
					Member Units	(5)	—	(770)	—	3,080	—	770	2,310
					Member Units	(5)	—	—	21	615	—	—	615
Market Force Information, LLC	12.00%			12.00%	Secured Debt	(9)	—	(1,516)	—	2,234	—	1,516	718
					Member Units	(9)	—	—	—	—	—	—	—
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	(305)	199	1,484	2	809	677
					Preferred Member Units	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Mystic Logistics Holdings, LLC					Secured Debt	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	115	1,595	—	159	1,436
					Common Stock	(6)	—	2,965	739	2,210	2,965	—	5,175
NexRev LLC	11.00%				Secured Debt	(8)	—	—	7	199	—	159	40
	11.00%				Secured Debt	(8)	—	(236)	394	3,311	—	1,048	2,263
					Preferred Member Units	(8)	—	(723)	15	670	333	723	280
NuStep, LLC	9.13%	L+	6.50%		Secured Debt	(5)	—	—	49	430	667	—	1,097
	12.00%				Secured Debt	(5)	—	(2)	403	4,310	294	2	4,602

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2022
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2021 Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2022 Fair Value
					Preferred Member Units	(5)	—	(830)	—	3,380	—	830	2,550
Oneliance, LLC	13.56%	L+	11.00%		Secured Debt	(7)	—	—	136	1,374	4	—	1,378
					Preferred Stock	(7)	—	—	—	264	—	—	264
Orttech Holdings, LLC		L+	11.00%		Secured Debt	(5)	—	—	5	41	—	44	(3)
	13.63%	L+	11.00%		Secured Debt	(5)	—	—	587	5,937	21	150	5,808
					Preferred Stock	(5)	—	—	145	2,500	—	—	2,500
Robbins Bros. Jewelry, Inc.		L+	11.00%		Secured Debt	(9)	—	—	3	—	2	10	(8)
	13.63%	L+	11.00%		Secured Debt	(9)	—	—	392	—	3,973	50	3,923
					Preferred Equity	(9)	—	460	62	—	1,690	—	1,690
SI East, LLC	10.25%				Secured Debt	(7)	—	—	64	750	1,250	1,250	750
	10.25%				Secured Debt	(7)	—	134	1,885	21,200	10,375	496	31,079
					Preferred Member Units	(7)	—	1,120	189	3,860	1,120	—	4,980
Sonic Systems International, LLC	9.78%	L+	7.50%		Secured Debt	(8)	—	118	1,129	13,738	4,504	—	18,242
					Common Stock	(8)	—	66	38	1,250	400	—	1,650
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	41	259	201	—	460
	12.00%				Secured Debt	(9)	—	(16)	387	3,754	41	16	3,779
					Preferred Member Units	(9)	—	(483)	—	2,145	122	483	1,784
Trantech Radiator Topco, LLC					Secured Debt	(7)	—	4	3	(6)	6	—	—
	12.00%				Secured Debt	(7)	—	(13)	205	2,180	13	113	2,080
					Common Stock	(7)	—	(310)	22	2,160	—	310	1,850
VVS Holdco LLC	8.63%	L+	6.00%		Secured Debt	(5)	—	—	11	292	201	300	193
	11.50%				Secured Debt	(5)	—	—	697	7,375	34	—	7,409
					Preferred Equity	(5)	—	60	75	2,960	60	—	3,020
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Affiliate investments							$(676)	$4,401	$17,443	$234,158	$44,547	$21,287	$257,418
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
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2022 for control investments located in this region was $49,836. This represented 7.3% of net assets as of September 30, 2022. The fair value as of September 30, 2022 for affiliate investments located in this region was $72,938. This represented 10.7% of net assets as of September 30, 2022.
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
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the Private Loan, LMM and Middle Market portfolios as of September 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments, which are discussed further below).

	As of September 30, 2023
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	78	49	18
Fair value	$609.0	$367.6	$101.1
Cost	$611.3	$301.4	$130.0
Debt investments as a % of portfolio (at cost)	95.9%	70.1%	93.9%
Equity investments as a % of portfolio (at cost)	4.1%	29.9%	6.1%
% of debt investments at cost secured by first priority lien	99.4%	100.0%	100.0%
Weighted-average annual effective yield (b)	13.1%	12.9%	12.8%
Average EBITDA (c)	$32.6	$8.6	$74.6
__________________
(a)At September 30, 2023, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of September 30, 2023 including debt investments on non-accrual status was 12.3% for our Private Loan portfolio, 12.9% for our LMM portfolio and 10.2% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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
For the three months ended September 30, 2023 and 2022, we achieved an annualized total return on investments of 12.0% and 10.5%, respectively. For the nine months ended September 30, 2023 and 2022, we achieved an annualized total return on investments of 12.9% and 8.6%, respectively. For the year ended December 31, 2022, we achieved a total return on investments of 9.1%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of September 30, 2023, we had Other Portfolio investments in four entities, collectively totaling $26.2 million in fair value and $22.4 million in cost basis and which comprised 2.4% and 2.1% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, we had Other Portfolio investments in four entities, collectively totaling $29.0 million in fair value and $24.7 million in cost basis and which comprised 2.7% and 2.3% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both September 30, 2023 and December 31, 2022, our Investment Portfolio valued at fair value represented 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of September 30, 2023 and December 31, 2022 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2023 and 2022, (i) 4.6% and 2.3%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1% and 0.4%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2023 and 2022, (i) 3.9% and 2.5%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1% and 0.8%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of September 30, 2023 and December 31, 2022 (this information excludes Other Portfolio investments).

Cost:	September 30, 2023	December 31, 2022
First lien debt	87.7%	88.5%
Equity	11.7	10.8
Second lien debt	0.4	0.3
Equity warrants	0.2	0.2
Other	—	0.2
	100.0%	100.0%

Fair Value:	September 30, 2023	December 31, 2022
First lien debt	80.1%	81.4%
Equity	19.4	17.9
Second lien debt	0.4	0.3
Equity warrants	0.1	0.1
Other	—	0.3
	100.0%	100.0%
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
As of September 30, 2023, investments on non-accrual status comprised 1.7% of our total Investment Portfolio at fair value and 5.2% at cost. As of December 31, 2022, investments on non-accrual status comprised 0.8% of our total Investment Portfolio at fair value and 4.8% at cost.
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
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2023 and 2022
Set forth below is a comparison of the results of operations for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Total investment income	$32,351	$26,051	$6,300	24%
Total expenses, net of expense waivers	(18,229)	(12,869)	(5,360)	42%
Net investment income	14,122	13,182	940	7%
Net realized gain from investments	435	7,238	(6,803)	NM
Net unrealized depreciation from investments	(1,202)	(4,435)	3,233	NM
Income tax benefit (provision)	27	(722)	749	NM
Net increase in net assets resulting from operations	$13,382	$15,263	$(1,881)	(12)%
_________________
NM — Net Change % not meaningful
Investment Income
Total investment income for the three months ended September 30, 2023 was $32.4 million, a 24% increase from the $26.1 million of total investment income for the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest income	$29,400	$23,346	$6,054	26%	(a)
Dividend income	2,399	2,166	233	11%
Fee income	552	539	13	2%
Total investment income	$32,351	$26,051	$6,300	24%
_________________
(a)The increase in interest income was primarily due to an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates.

Expenses
Total expenses, net of expense waivers, for the three months ended September 30, 2023 were $18.2 million, a 42% increase from $12.9 million in the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest expense	$9,403	$6,801	$2,602	38%	(a)
Base management fees	4,994	4,974	20	—%
Incentive fees	2,572	—	2,572	NM	(b)
Internal administrative services fees	2,168	1,405	763	54%	(c)
General and administrative	1,106	941	165	18%
Total expenses before expense waivers	20,243	14,121	6,122	43%
Waiver of internal administrative services expenses	(2,014)	(1,252)	(762)	61%
Total expenses	$18,229	$12,869	$5,360	42%
_________________
(a)The increase in interest expense was primarily related to higher floating interest rates on our Credit Facilities (as defined in the Liquidity and Capital Resources section below) based upon the increases in benchmark index rates.
(b)The increase in incentive fees was due to the increased Pre-Incentive Fee Net Investment Income resulting from MSC Income Fund’s more favorable operating results for the three months ended September 30, 2023 compared to the corresponding period of 2022.
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
Net Investment Income
Net investment income for the three months ended September 30, 2023 increased to $14.1 million, or $0.18 per share, compared to net investment income of $13.2 million, or $0.16 per share, for the corresponding period of 2022. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by the increase in total expenses, including incentive fees, each as discussed above. Net investment income per share for the three months ended September 30, 2023 and 2022 did not include significant amounts of items considered less consistent or non-recurring in nature.

Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized gain on investments of $0.4 million for the three months ended September 30, 2023.

	Three Months Ended September 30, 2023
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$—	—	$—	—	$—	—	$(4)	$(4)
LMM portfolio	—	—	—	—	—	—	—	—
Middle Market portfolio	(353)	1	—	—	—	—	245	(108)
Other Portfolio	—	—	547	1	—	—	—	547
Total net realized gain/(loss)	$(353)	1	$547	1	$—	—	$241	$435
_________________
(a)Other activity includes realized gains and losses from transactions involving five portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized depreciation of $1.2 million for the three months ended September 30, 2023.

	Three Months Ended September 30, 2023
	Private Loan	LMM(a)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$3	$(105)	$353	$(547)	$(296)
Net unrealized appreciation (depreciation) relating to portfolio investments	(7,033)	5,832	(22)	317	(906)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(7,030)	$5,727	$331	$(230)	$(1,202)
_________________
(a)Includes unrealized appreciation on 21 LMM portfolio investments and unrealized depreciation on 11 LMM portfolio investments.
Income Tax Benefit (Provision)
The income tax benefit for the three months ended September 30, 2023 of $0.03 million principally consisted of a deferred tax benefit of $0.46 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, partially offset by a current tax provision of $0.43 million related to a $0.3 million provision for current federal and state income taxes and a $0.13 million provision for excise tax on our estimated undistributed taxable income. The income tax provision for the three months ended September 30, 2022 of $0.7 million principally consisted of (i) a current tax provision of $0.6 million related to a $0.4 million provision for current federal and state income taxes and a $0.2 million provision for excise tax on our estimated undistributed taxable income and (ii) a deferred tax provision of $0.1 million which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended September 30, 2023 was $13.4 million, or $0.17 per share, compared with $15.3 million, or $0.19 per share, during the three months ended September 30, 2022. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Comparison of the nine months ended September 30, 2023 and 2022
Set forth below is a comparison of the results of operations for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Total investment income	$96,626	$73,791	$22,835	31%
Total expenses, net of expense waivers	(53,997)	(35,021)	(18,976)	54%
Net investment income	42,629	38,770	3,859	10%
Net realized gain (loss) from investments	(24,986)	7,865	(32,851)	NM
Net unrealized appreciation (depreciation) from investments	30,415	(11,452)	41,867	NM
Income tax provision	(3,189)	(1,880)	(1,309)	NM
Net increase in net assets resulting from operations	$44,869	$33,303	$11,566	35%
_________________
NM — Net change % not meaningful
Investment Income
Total investment income for the nine months ended September 30, 2023 was $96.6 million, a 31% increase from the $73.8 million of total investment income for the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest income	$86,791	$64,577	$22,214	34%	(a)
Dividend income	7,862	7,430	432	6%
Fee income	1,973	1,784	189	11%
Total investment income	$96,626	$73,791	$22,835	31%	(b)
_________________
(a)The increase in interest income was primarily due to (i) an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates and (ii) increased accelerated OID income recognized on the repayment of certain Investment Portfolio debt investments.
(b)The increase in total investment income includes a net increase of $2.2 million due to the impact of certain income considered less consistent or non-recurring, including (i) a $1.4 million increase in accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments and (ii) an $0.8 million increase in dividend income.

Expenses
Total expenses, net of fee and expense waivers, for the nine months ended September 30, 2023 were $54.0 million, a 54% increase from $35.0 million in the corresponding period of 2022. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest expense	$26,599	$16,628	$9,971	60%	(a)
Base management fees	14,761	14,919	(158)	(1)%
Incentive fees	8,891	—	8,891	NM	(b)
Internal administrative services fees	6,752	3,888	2,864	74%	(c)
General and administrative	3,291	3,017	274	9%
Total expenses before expense waivers	60,294	38,452	21,842	57%
Waiver of internal administrative services expenses	(6,297)	(3,431)	(2,866)	84%
Total expenses	$53,997	$35,021	$18,976	54%
_________________
(a)The increase in interest expense was primarily related to higher floating interest rates on our Credit Facilities (as defined in the Liquidity and Capital Resources section below) due to increases in benchmark index rates, partially offset by lower weighted average outstanding debt balances.
(b)The increase in incentive fees was due to the increased Pre-Incentive Fee Net Investment Income resulting from MSC Income Fund’s more favorable operating results for the nine months ended September 30, 2023.
(c)The increase in internal administrative service fees related primarily to increased expenses incurred by the Adviser associated with its activities and services under the Investment Advisory Agreement. Consistent with prior practice, the vast majority of such internal administrative service fees, or all fees other than $0.5 million, were waived by the Adviser. The only fees not waived are the cost of services previously provided by a sub-administrator prior to January 1, 2022 and assumed by the Adviser thereafter (see Note J.1. — Related Party Transactions — Advisory Agreements and Conditional Expense Reimbursement Waivers included in Item 1. Consolidated Financial Statements).
Net Investment Income
Net investment income for the nine months ended September 30, 2023 increased 10% to $42.6 million, or $0.53 per share, compared to net investment income of $38.8 million, or $0.48 per share, for the corresponding period of 2022. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by increase in total expenses, including incentive fees. The increase in net investment income and net investment income per share includes a $2.2 million, or $0.03 per share, increase in investment income considered to be less consistent or non-recurring, each as discussed above.

Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized loss on investments of $25.0 million for the nine months ended September 30, 2023.

	Nine Months Ended September 30, 2023
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$868	1	$—	—	$(10,459)	1	$(16)	$(9,607)
LMM portfolio	(8,823)	2	—	—	(1,542)	1	—	(10,365)
Middle Market portfolio	3,127	3	—	—	(10,607)	2	242	(7,238)
Other Portfolio	—	—	2,224	1	—	—	—	2,224
Total net realized gain (loss)	$(4,828)	6	$2,224	1	$(22,608)	4	$226	$(24,986)
_________________
(a)Other activity includes realized gains and losses from transactions involving ten portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $30.4 million for the nine months ended September 30, 2023.

	Nine Months Ended September 30, 2023
	Private Loan	LMM(a)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$10,520	$9,957	$7,785	$(2,224)	$26,038
Net unrealized appreciation (depreciation) relating to portfolio investments	(9,660)	16,123	(3,736)	1,650	4,377
Total net unrealized appreciation (depreciation) relating to portfolio investments	$860	$26,080	$4,049	$(574)	$30,415
_________________
(a)Includes unrealized appreciation on 25 LMM portfolio investments and unrealized depreciation on 17 LMM portfolio investments.
Income Tax Provision
The income tax provision for the nine months ended September 30, 2023 of $3.2 million principally consisted of (i) a deferred tax provision of $2.2 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $1.0 million related to a $0.6 million provision for current federal and state income taxes and $0.4 million provision for excise tax on our estimated undistributed taxable income. The income tax provision for the nine months ended September 30, 2022 of $1.9 million consisted of (i) a current tax provision of $1.6 million related to a $0.9 million provision for excise tax on our estimated undistributed taxable income and $0.7 million provision for current federal and state income taxes and (ii) a deferred tax provision of $0.3 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences.

Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the nine months ended September 30, 2023 was $44.9 million, or $0.56 per share, compared with $33.3 million, or $0.42 per share, during the nine months ended September 30, 2022. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the nine months ended September 30, 2023, we realized a net increase in cash and cash equivalents of $1.8 million as the result of $9.0 million of cash provided by our operating activities, partially offset by $7.2 million of cash used in our financing activities.
The $9.0 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $133.2 million from the sales and repayments of debt investments and sales of and return of capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $33.4 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs, partially offset by the funding of new portfolio investments of $156.5 million.
The $7.2 million of cash used in our financing activities principally consisted of (i) $27.0 million in cash dividends paid to stockholders, (ii) $17.5 million for the repurchases of common stock and (iii) $2.4 million for the payment of deferred financing costs and offering costs, partially offset by (i) $35.0 million net cash proceeds related to our Credit Facilities and (ii) $4.7 million cash proceeds related to common stock issuance.
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
On March 2, 2021, our Board of Directors unanimously approved the reinstatement of the share repurchase program commencing in April 2021 with repurchases effectuated via tender offers, and we have conducted quarterly tender offers pursuant to the share repurchase program since then. The quarterly tender offers are generally equal to 90% of the aggregate dividend reinvestment plan proceeds resulting from dividend payments. See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Part II of this Quarterly Report on Form 10-Q for more information regarding repurchases of our common stock during the three months ended September 30, 2023.
Dutch Auction Tender Offers
On May 15, 2023 we commenced a modified “Dutch Auction” tender offer (the “May Dutch Auction Tender Offer”) pursuant to the Offer to Purchase, dated May 15, 2023, which expired on June 13, 2023. Pursuant to the May Dutch Auction Tender Offer, we repurchased 406,904 shares, representing 0.5% of our then outstanding shares, on June 21, 2023 at a price of $5.50 per share for an aggregate cost of $2.2 million, excluding fees and expenses related to the May Dutch Auction Tender Offer.
On August 16, 2023, we and Main Street commenced a modified “Dutch Auction” tender offer (the “August Dutch Auction Tender Offer” and, together with the May Dutch Auction Tender Offer, the “Dutch Auction Tender Offers”) pursuant to the Offer to Purchase, dated August 16, 2023, which expired on September 20, 2023. The August Dutch Auction Tender Offer was a simultaneous combined offer by us and by Main Street to purchase shares of our common stock. Pursuant to the August Dutch Auction Tender Offer, we repurchased 432,920 shares, representing 0.5% of our then outstanding shares for purchase at a price of $6.50 per share (the “August Clearing Price”), for an aggregate cost of $2.8 million, and Main Street purchased 115,385 shares at the August Clearing Price for an aggregate cost of $0.8 million.
Capital Resources
As of September 30, 2023, we had $23.1 million in cash and cash equivalents and $108.3 million of unused capacity under the Credit Facilities, which we maintain to support our investment and operating activities. As of September 30, 2023, our NAV totaled $613.6 million, or $7.67 per share.
As of September 30, 2023, we had $92.0 million outstanding and $73.0 million of undrawn commitments under our Corporate Facility and $264.7 million outstanding and $35.3 million of undrawn commitments under our SPV Facility, both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
We closed our continuous follow-on public offering of shares to new investors effective September 2017. As such, our ability to raise additional equity is limited.
As a BDC, we generally are required to maintain a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met in the future). This requirement limits the amount that we may borrow. As of September 30, 2023, our BDC asset coverage ratio was 221%. The combination of these factors limits our access to capital to fund future investment activities or operating requirements, including our ability to grow the Investment Portfolio. We anticipate that we will continue to fund our investment activities and operating requirements through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, including cash proceeds from the repayments and from the sales of investments in our portfolio companies, and utilization of available borrowings under our Credit Facilities. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and share repurchases under our share repurchase programs.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At September 30, 2023, we had a total of $68.7 million in outstanding commitments comprised of (i) 70 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of September 30, 2023, we had $506.7 million in total borrowings outstanding under our Credit Facilities and Series A Notes. The Corporate Facility will mature on March 1, 2026. The SPV Facility will mature on February 3, 2028. The Series A Notes will mature on October 30, 2026. See further discussion of the terms of our Credit Facilities, Series A Notes and other debt in Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2023 is as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(dollars in thousands)
SPV Facility(1)	$—	$—	$—	$—	$—	$264,688	$264,688
Series A Notes	—	—	—	150,000	—	—	150,000
Interest due on Series A Notes	3,030	6,060	6,060	6,060	—	—	21,210
Corporate Facility(2)	—	—	—	92,000	—	—	92,000
Total	$3,030	$6,060	$6,060	$248,060	$—	$264,688	$527,898
_________________
(1)As of September 30, 2023, $35.3 million remained available to borrow under the SPV Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the SPV Facility and the 1940 Act, as discussed above.
(2)As of September 30, 2023, $73.0 million remained available to borrow under the Corporate Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the Corporate Facility and the 1940 Act, as discussed above.
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
Recent Developments
On November 1, 2023, we sold 475,888 shares of our common stock to Main Street at $7.88 per share, the price at which we issued new shares in connection with reinvestments of the November 1, 2023 dividend pursuant to the DRIP, for total proceeds to us of $3.8 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of us or our Adviser.
On November 1, 2023, we repurchased 530,290 shares of our common stock validly tendered and not withdrawn on the terms set forth in our tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on September 21, 2023. The shares were repurchased at a price of $7.73 per share, which was our NAV per share as of

November 1, 2023, for an aggregate purchase price of $4.1 million (an amount equal to 90% of the proceeds we received from the issuance of shares under the our DRIP from the November 1, 2023 dividend payment).
On November 9, 2023, our Board of Directors declared a quarterly cash dividend of $0.175 per share payable January 31, 2024 to stockholders of record as of December 29, 2023. Additionally, our Board of Directors approved a repurchase offer pursuant to our share repurchase program in an amount equal to 90% of the proceeds resulting from shares issued in lieu of cash distributions from the January 31, 2024 dividend payment.

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
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2023, 81% of our debt Investment Portfolio (at cost) bore interest at floating rates, 92% of which were subject to contractual minimum interest rates. As of September 30, 2023, 29% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facilities; however, the interest rates on our outstanding Series A Notes are fixed for the life of such debt. As of September 30, 2023, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company intends to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2023.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(14,887)	$7,134	$(7,753)	$(0.10)
(175)	(13,026)	6,242	(6,784)	(0.08)
(150)	(11,165)	5,350	(5,815)	(0.07)
(125)	(9,304)	4,459	(4,845)	(0.06)
(100)	(7,443)	3,567	(3,876)	(0.05)
(75)	(5,582)	2,675	(2,907)	(0.04)
(50)	(3,722)	1,783	(1,939)	(0.02)
(25)	(1,861)	892	(969)	(0.01)
25	1,861	(892)	969	0.01
50	3,722	(1,783)	1,939	0.02
75	5,582	(2,675)	2,907	0.04
100	7,443	(3,567)	3,876	0.05
125	9,304	(4,459)	4,845	0.06
150	11,165	(5,350)	5,815	0.07
175	13,026	(6,242)	6,784	0.08
200	14,887	(7,134)	7,753	0.10
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of September 30, 2023, the analysis does not take into consideration future changes in the credit market, credit quality, or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all LIBOR, SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual LIBOR, SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly while our Corporate Facility and our SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2023, we issued 594,294 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended September 30, 2023 under the DRIP was $4.7 million.
On August 1, 2023, we sold 348,542 shares of our common stock to Main Street at $7.89 per share, the price at which we issued new shares in connection with reinvestments of the August 1, 2023 dividend pursuant to the DRIP, for total proceeds to the Company of $2.8 million. The sale of shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
The following chart summarizes repurchases of our common stock for the three months ended September 30, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2023	—	$—	—	—
August 1 through August 31, 2023(a)	545,659	7.74	545,659	N/A
September 1 through September 30, 2023(b)	432,920	6.50	432,920	N/A
Total	978,579		978,579
_________________
(a)Shares repurchased under the quarterly share repurchase program at NAV (see Note G — Share Repurchases included in Item 1. Consolidated Financial Statements for more information).
(b)Shares repurchased under the August Dutch Auction Tender Offer (see Liquidity and Capital Resources included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information).

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1
Second Amendment to Loan and Security Agreement, dated August 31, 2023, by and among MSIF Funding, LLC, as borrower; MSC Income Fund, Inc., as portfolio manager; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; U.S. Bank National Association, as securities intermediary; and JPMorgan Chase Bank, National Association, as administrative agent and lender (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on August 31, 2023 (File No. 814-00939) and incorporated herein by reference).

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
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2023, filed with the SEC on November 13, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) the Consolidated Statements of Changes in Net Assets for the periods ended September 30, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) the Consolidated Schedule of Investments for the periods ended September 30, 2023 and December 31, 2022, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the nine months ended September 30, 2023 and 2022.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.

Date: November 13, 2023	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

Date: November 13, 2023	/s/ JESSE E. MORRIS
Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)

Date: November 13, 2023	/s/ CORY E. GILBERT
Cory E. Gilbert
Vice President and Chief Accounting Officer
(principal accounting officer)