Form 10-K
period 2023-12-31
MSC INCOME FUND, INC.
filed 2024-03-08
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There is no established public market for the registrant’s common stock. The registrant closed the public offering of its shares of common stock in September 2017. The last offering price at which the registrant issued shares in its public offering was $9.30 per share. Since the registrant closed its public offering, it has continued to issue shares pursuant to its dividend reinvestment plan. The most recent price at which the registrant has issued shares pursuant to the dividend reinvestment plan was $7.96 per share.
The number of shares outstanding of the issuer’s common stock as of March 1, 2024 was 80,469,732.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation, the factors discussed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K and in other filings we may make with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.
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

PART I
Item 1. Business
ORGANIZATION
MSC Income Fund, Inc. (“MSIF” or, together with its consolidated subsidiaries, “MSC Income Fund” or the “Company”) is a principal investment firm primarily focused on providing debt capital to middle market (“Middle Market”) companies and customized debt and equity financing to lower middle market (“LMM”) companies. MSC Income Fund’s portfolio investments are typically made to support leveraged buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. MSC Income Fund invests primarily in secured debt investments of Middle Market companies generally headquartered in the United States and in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States. MSC Income Fund seeks to partner with private equity funds in its Private Loan (as defined below) and Middle Market investment strategies. MSC Income Fund seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” financing alternatives within its LMM investment strategy.
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
On October 28, 2020, MSIF’s stockholders approved the appointment of MSC Adviser I, LLC (our “Adviser”), which is wholly-owned by Main Street Capital Corporation (“Main Street”), a New York Stock Exchange listed BDC, as MSIF’s investment adviser and administrator under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “Investment Advisory Agreement”). In such role, our Adviser has the responsibility to manage the business of MSC Income Fund, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor MSC Income Fund’s Investment Portfolio (as defined below) and provide ongoing administrative services.
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
OVERVIEW OF OUR BUSINESS
Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our Private Loan (as defined below), LMM and Middle Market investment strategies. Our private loan (“Private Loan”) investment strategy involves investments in companies that are generally consistent with the size of the companies in our LMM and Middle Market investment strategies. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million. Our Middle Market investment strategy involves investments in companies that are generally larger in size than our LMM companies, with annual revenues typically between $150 million and $1.5 billion. Our Private Loan, LMM and Middle Market investments generally range in size from $1 million to $20 million.
Private Loan investments primarily consist of debt securities that have primarily been originated directly by our Adviser or, to a lesser extent, through our Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. Our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. We may also co-invest with Main Street and the private equity sponsors in the equity securities of our Private Loan portfolio companies.
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
Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio and that were issued by the issuer through a syndicated process. Our Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.
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
We have received an exemptive order from the SEC permitting co-investments among us, Main Street and other funds and clients advised by our Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with, and in the future intend to continue to make co-

investments with Main Street and other funds and clients advised by our Adviser, in accordance with the conditions of the order. The order requires, among other things, that we and our Adviser consider whether each such investment opportunity is appropriate for us, Main Street and the other funds and clients advised by our Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because our Adviser is wholly-owned by Main Street and is not managing our investment activities as its sole activity, this may provide our Adviser an incentive to allocate opportunities to Main Street, other participating funds and other clients instead of us. However, our Adviser has policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors. In addition to the co-investment program described above, we also co-invest in syndicated deals and other transactions where price is the only negotiated point by us and our affiliates.
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
•Leverage the Skills and Experience of our Adviser’s Investment Team. Our Adviser’s investment team has significant experience in lending to and investing in Middle Market and LMM companies. The members of our Adviser’s investment team have broad investment backgrounds, with prior experience at private investment funds, corporate entities with active acquisition growth strategies and activities, investment banks and other financial services companies. The expertise of our Adviser’s investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies.
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
•Benefit from Lower, Fixed, Long-Term Cost of Capital. We maintain an investment grade rating from Kroll Bond Rating Agency, LLC which provides us the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement our capital structure, including the unsecured notes with fixed interest rates we issue.

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
INVESTMENT PORTFOLIO
The “Investment Portfolio”, as used herein, refers to our investments in Middle Market companies (including both our Private Loan and Middle Market portfolio investments), investments in LMM companies (including both our Private Loan and LMM portfolio investments) and Other Portfolio investments. Our Private Loan portfolio investments primarily consist of investments in debt securities in companies that are consistent with the size of the companies in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio investments are primarily originated directly by our Adviser, or to a lesser extent, through our Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Our LMM portfolio investments primarily consist of secured debt, direct equity investments and equity warrants in privately held, LMM companies based in the United States. Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio and that were issued by the issuer through a syndicated process. Our Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for our Private Loan, LMM and Middle Market portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.
Debt Investments
The debt investments in our Private Loan portfolio have rights and protections that are similar to those in our LMM debt investments, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions, guarantees and equity pledges. Our Private Loan portfolio debt investments are generally secured by a first priority lien and typically have a term of between three and seven years from the original investment date. Our Private Loan debt investments generally have floating interest rates at the Secured Overnight Financing Rate (“SOFR”) or the Prime rate typically subject to a contractual minimum interest rate (an “interest rate floor”), plus a margin.

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
Our LMM debt investments generally have a term of five to seven years from the original investment date, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at interest rates generally between 10% and 14% per annum, payable currently in cash. Interest rate terms can include either fixed or floating rate terms. The LMM debt investments with floating interest rates will generally bear interest at the SOFR or the Prime rate typically subject to an interest rate floor, plus a margin. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this form of interest as payment-in-kind, or PIK, interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. In addition to seeking a senior lien position in the capital structure of our LMM portfolio companies, we seek to limit the downside potential of our LMM debt investments by negotiating covenants that are designed to protect our LMM debt investments while affording our portfolio companies as much flexibility in managing their businesses as is reasonable. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control or change of management provisions, key-man life insurance, guarantees, equity pledges, personal guaranties, where appropriate, and put rights. In addition, we typically seek board representation or observation rights in all of our LMM portfolio companies.
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

Our Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The debt investments in our Middle Market portfolio usually have rights and protections that are similar to those in our Private Loan and LMM debt investments. The Middle Market debt investments generally have floating interest rates at SOFR or Prime rate typically subject to an interest rate floor, plus a margin.
Direct Equity Investments
We also seek to make direct equity investments to align our interests with key management and stockholders of our LMM portfolio companies, and to allow for participation in the appreciation in the equity values of our LMM portfolio companies. We usually make our direct equity investments in connection with debt investments in our LMM portfolio companies. In addition, we may have both equity warrants and direct equity positions in some of our LMM portfolio companies. We, on a combined basis together with Main Street and other investment funds and accounts managed by our Adviser, seek to maintain fully diluted equity positions in our LMM portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. We have a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations. We will also have, from time to time, the opportunity to co-invest with Main Street and the private equity sponsors in the equity securities of our Private Loan portfolio companies. The equity co-investment aligns our interests with those of the private equity sponsor and provides us with the opportunity to benefit from appreciation in the equity values of our Private Loan portfolio companies.
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
Term Sheet
For proposed Private Loan transactions, the non-binding term sheet will include the key economic terms based upon our analysis performed during the screening process, as well as a proposed timeline and our qualitative expectation for the transaction. Upon execution of a term sheet, our Adviser begins the formal due diligence process.

For proposed LMM transactions, the non-binding term sheet or letter of intent will include the key economic terms based upon our analysis performed during the screening process, as well as a proposed timeline and our qualitative expectation for the transaction. While the term sheet or letter of intent for LMM investments is non-binding, we typically receive an expense deposit in order to move the transaction to the due diligence phase. Upon execution of a term sheet or letter of intent, our Adviser begins the formal due diligence process.
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
•overview and history of the private equity sponsor as the company’s equity owner;

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
Post-Investment
Our Adviser continuously monitors the status and progress of our portfolio companies. Our Adviser generally offers managerial assistance to our portfolio companies, giving them access to our Adviser’s investment experience, direct industry expertise and contacts. The same investment team that was involved in the investment process will continue its involvement in the portfolio company post-investment. This provides for continuity of knowledge and allows the investment team to maintain a strong business relationship with key management of our portfolio companies for post-investment assistance and monitoring purposes.
As part of the monitoring process of our Private Loan and Middle Market portfolio investments, the investment team will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections and review all compliance certificates and covenants. Depending upon the nature of our Private Loan portfolio investments, the investment team may also attend board meetings, and meet and discuss issues or opportunities with the portfolio company’s management team or private equity owners; however, due to the larger size and nature of our Adviser’s “lender only” relationship, with these Private Loan and Middle Market companies in comparison to our LMM portfolio companies, it is not necessary or practical to have as much direct management interface.
As part of the monitoring process of our LMM portfolio investments, the investment team will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet and discuss issues or opportunities with management, attend board meetings and review all compliance certificates and covenants. While the investment team maintains limited involvement in the ordinary course operations of our LMM portfolio companies, the investment team maintains a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios.
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
Exit Strategies/Refinancing
While we generally exit most investments through the refinancing or repayment of our debt and redemption or sale of our equity positions, the refinancing or repayment of Private Loan investments and Middle Market debt investments typically do not require our Adviser’s assistance due to the additional resources available to these larger Private Loan and Middle Market companies. Our Adviser typically assists our LMM portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. Our Adviser may also assist in the structure, timing, execution and transition of the exit strategy.
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
The 1940 Act requires valuation of a portfolio security at “market value” if market quotations for the security are “readily available.” Portfolio securities for which market quotations are not readily available must be valued at fair value as determined in good faith by the board of directors. Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board.
Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board’s valuation designee thereunder (the “Valuation Committee”). Pursuant to the Valuation Procedures, we undertake a multi-step process each quarter in connection with determining the fair value of our investments.
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

COMPETITION
We compete for investments with a number of investment funds (including private equity funds, mezzanine funds, BDCs and small business investment companies (“SBICs”)), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of the entities that compete with us are larger and have more resources available to them. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our Adviser’s management team and our ability to co-invest with Main Street and funds and other accounts managed by our Adviser, our general focus on smaller companies in both the Middle Market and LMM, which we believe to be underserved in the capital markets, our Adviser’s responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.
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
HUMAN CAPITAL
We do not currently have any employees and do not expect to have any employees in the future. Services necessary for the operation of our business are provided by individuals who are employees of Main Street, which wholly-owns our Adviser, pursuant to the terms of the Investment Advisory Agreement. Each of our executive officers is an employee of Main Street. Our day-to-day investment activities are managed by the Adviser. The services necessary for the origination and monitoring of our Investment Portfolio are provided by investment professionals of the Adviser, who are all employed by Main Street. As of December 31, 2023, Main Street had 100 employees, 55 of whom it categorizes as investment and portfolio management professionals, and the others include operations professionals and administrative staff. Because we have no employees, we do not have a formal employee relations policy.
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

Senior Securities
Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% of all debt and/or senior stock immediately after each such issuance. However, 2018 legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur such that a BDC’s asset coverage ratio could be reduced from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. We are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval. Alternatively, we may increase the maximum amount of leverage we may incur to an asset coverage ratio of 150% if the “required majority” of our independent directors as defined in Section 57(o) of the 1940 Act approve such increase with such approval becoming effective after one year. In either case, because our common stock is not listed on a national securities exchange, we would also be required to offer to repurchase 100% of the shares of our stockholders as of the date of the requisite approval over the following year (25% in each of the following four quarters). We have not requested or obtained either such approval.
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
Failure to Qualify as a RIC
If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.
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
•The discontinuation and replacement of LIBOR may adversely affect the value of floating-rate debt securities in our portfolio or issued by us.

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
•Our Adviser may face conflicts of interest in allocating investment opportunities between us, Main Street and the other funds and accounts managed by our Adviser.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us pursuant to procedures established and overseen by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we invest through our Private Loan and LMM investment strategies. As a result, we value these securities quarterly at fair value based on inputs from management and a nationally recognized independent financial advisory services firm (on a rotational basis) pursuant to Valuation Procedures approved by our Board of Directors. In addition, the market for investments in companies that we invest through our Middle Market investment strategy is generally not a liquid market, and therefore, we primarily use a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs, pursuant to our Valuation Procedures. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Investment Portfolio valuation process and procedures.
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

The competitive environment for qualified personnel may require our Adviser to take certain measures to ensure that it is able to attract and retain experienced personnel. Such measures may include increasing the attractiveness of its overall compensation packages, altering the structure of its compensation packages through the use of additional forms of compensation, or other steps. The inability of our Adviser to attract and retain experienced personnel would have a material adverse effect on our business.
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
We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations or prospects.
Although we assess our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.
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
•original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and
•original issue discount and PIK instruments may represent a higher credit risk than coupon loans; even if the conditions for income accrual under U.S. GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.
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

The discontinuation and replacement of LIBOR may adversely affect the value of floating-rate debt securities in our portfolio or issued by us.
As of June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings have been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, recommended replacing U.S. dollar LIBOR with alternative reference rates based on the Secured Overnight Financing Rate (“SOFR”). SOFR significantly differs from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation established a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also created a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the U.S. Federal Reserve. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (ICR Benchmark Administration) has announced that it required the continued publication of one, three and six month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not being covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period. The transition from LIBOR as a result of certain statutory regimes (e.g., N.Y. Gen. Oblig. Law § 18-401 or the Adjustable Interest Rate (LIBOR) Act) or the use of synthetic LIBOR in floating-rate debt securities in our portfolio or issued by us and could have a material and adverse impact on the value or liquidity of those instruments.
Given the inherent difference between LIBOR and SOFR, or any other alternative benchmark rate established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend contracts which continue to reference LIBOR and how the transition from LIBOR will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on or value of the market for securities linked to such rates. The elimination of LIBOR, the replacement of LIBOR with any alternative reference rate, such as SOFR (or an alternative reference rate based on SOFR) or any other changes or reforms to floating rate benchmarks could have an adverse impact on the market value of and/or transfer ability of any floating-rate debt securities in our portfolio or issued by us.
The IRS has issued regulations regarding the tax consequences of the transition from LIBOR or another interbank offered rate (“IBOR”) to a new reference rate in debt instruments and non-debt contracts. Under the regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued IBOR with a qualified rate (as defined in the regulations) including true up payments equalizing the fair market value of contracts before and after such IBOR transition, to add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued IBOR or to replace a fallback rate that uses a discontinued IBOR with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

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

Assumed Return on Our Portfolio(1) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding Net Return to Common Stock Holder(2)	(23.8)%	(14.7)%	(5.5)%	3.6%	12.8%
_____________________________
(1)Assumes, as of December 31, 2023, $1,139.9 million in total assets, $485.7 million in debt outstanding, $622.3 million in net assets and a weighted-average interest rate of 7.1%. Actual interest payments may be different.
(2)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2023 total assets of at least 3.0%.
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
We own directly or indirectly 100% of the equity interests in MSIF Funding, LLC (“MSIF Funding”), a special purpose Structured Subsidiary utilized in our senior secured special purpose vehicle revolving credit facility (the “SPV Facility”). We consolidate the financial statements of the MSIF Funding in our consolidated financial statements and treat the indebtedness under the SPV Facility as our leverage. Our interest in MSIF Funding is subordinated in priority of payment to every other obligation of MSIF Funding and is subject to certain payment restrictions set forth in the SPV Facility.
We receive cash from MSIF Funding only to the extent that we receive distributions on our equity interests therein. MSIF Funding could make distributions on its equity interests only to the extent permitted by the payment priority provisions of the SPV Facility. The SPV Facility generally provides that payments on the respective interests could not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if MSIF Funding does not meet the leverage and borrowing base requirements set forth in the agreement governing the SPV Facility, a default could occur. In the event of a default under the SPV Facility credit agreement, cash would be diverted from us to pay the applicable lenders and other secured parties in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from MSIF Funding, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. We cannot assure you that distributions on the assets held by MSIF Funding will be sufficient to make any distributions to us or that such distributions will meet our expectations.
Our equity interest in MSIF Funding ranks behind all of the secured and unsecured creditors, known or unknown, including the lenders in the SPV Facility. Consequently, to the extent that the value of MSIF Funding’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the returns on our investments in MSIF Funding could be reduced. Accordingly, our investments in MSIF Funding could be subject to up to 100% loss.
The ability to sell investments held by a Structured Subsidiary is limited.
The credit agreement governing the SPV Facility places significant restrictions on our ability, as servicer, to sell investments. As a result, there could be times or circumstances during which we are unable to sell investments or take other actions that might be in our best interests.
We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Derivative transactions, if any, will generally create leverage for us and involve significant risks. The primary risks related to derivative transactions include counterparty, correlation, liquidity, leverage, volatility, over-the-counter trading, operational and legal risks. In addition, a small investment in derivatives could have a large potential impact on our performance, effecting a form of investment leverage on our portfolio. In certain types of derivative transactions, we could lose the entire amount of our investment; in other types of derivative transactions the potential loss is theoretically unlimited.
Under SEC Rule 18f-4 under the 1940 Act (“Rule 18f-4”), related to use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies, we are permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provision of the 1940 Act if we comply with certain value-at-risk leverage limits, a derivatives risk management program and board oversight and reporting requirements or comply with a “limited derivatives users” exception. Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provision of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). We may otherwise engage in such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements.
We have adopted updated policies and procedures in compliance with Rule 18f-4. We expect to qualify as a “limited derivatives user.” Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our investors.
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
The Investment Advisory Agreement entitles our Adviser to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
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

Our Adviser may face conflicts of interest in allocating investment opportunities between us, Main Street and the other funds and accounts managed by our Adviser.
The investment professionals utilized by our Adviser are also the investment professionals responsible for investing and managing Main Street’s investment portfolio as well as the investment portfolios of other funds and accounts managed by our Adviser. These professionals are responsible for allocating investment opportunities between us, Main Street and other funds and accounts managed by it. We have made and, in the future, intend to make co-investments with Main Street and other funds or clients advised by the Adviser in accordance with the conditions of an exemptive relief order from the SEC permitting such co-investment transactions. The order requires, among other things, that Main Street and the Adviser consider whether each such investment opportunity is appropriate for us, Main Street and the Adviser’s advised clients and, if it is appropriate, to propose an allocation of the investment opportunity between such other parties. As a consequence, it may be more difficult for us to maintain or increase the size of our Investment Portfolio in the future. Although the Adviser and Main Street will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in the order issued by the SEC when relying on such order, we may face conflicts in allocating investment opportunities between us, Main Street and other funds and accounts managed by the Adviser. Because our Adviser may receive performance-based fee compensation from the other funds and accounts it manages, this may provide our Adviser an incentive to allocate opportunities to other funds and accounts our Adviser manages, instead of us. Our Adviser and Main Street have implemented an allocation policy to ensure the equitable distribution of investment opportunities and, as a result, we may be unable to participate in certain investments based upon such allocation policy.
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
Our shares of common stock are illiquid assets for which there is not a secondary market, nor is it expected that any secondary market will develop in the future. We intend to explore potential liquidity event for our stockholders from time to time. However, there can be no assurance that we will complete a liquidity event.
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
We will include in income certain amounts that we have not yet received in cash, such as: (i) amortization of original issue discount, which may arise if we receive warrants in connection with the origination of a loan such that ascribing a value to the warrants creates original issue discount in the debt instrument, if we invest in a debt investment at a discount to the par value of the debt security or possibly in other circumstances; (ii) contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term, subject to adequate profitability at the portfolio company; or (iv) amortization of market discount, which is associated with loans purchased in the secondary market at a discount to par value. Such amortization of original issue discounts increases in loan balances as a result of contractual PIK arrangements, cumulative preferred dividends, or amortization of market discount will be included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts before we receive such amounts in cash. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis.
Since, in certain cases, we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, please see Item 1. Business — Regulation — Taxation as a Regulated Investment Company.
We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.
We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the stockholders’ election) would satisfy the Annual Distribution Requirement. The Internal Revenue Service has issued guidance providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided at least 20% of the total distribution is payable in cash and certain other requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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
We, our Adviser and our portfolio companies are subject to applicable local, state and federal laws and regulations. Failure to comply with any applicable local, state or federal law or regulation could negatively impact our reputation and our business results. New legislation may also be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our Adviser’s investment team to other types of investments in which our Adviser’s investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
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
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks, including software viruses, ransomware, malware and phishing and vishing schemes.
The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our and our Adviser’s disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
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
Third parties with which we do business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cybersecurity or other technological risks. While we engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Main Street and our Adviser maintain, and routinely review and evaluate their and the Company’s information technology (“IT”) and cybersecurity policies, practices and procedures (the “Cybersecurity Program”). The Cybersecurity Program has various policies and procedures including a Cyber Incident Response Plan as part of Main Street’s Crisis Management Plan. The Cybersecurity Program is administered by Main Street’s IT Manager, who is managed on a day to day basis by Main Street’s General Counsel and Chief Compliance Officer and overseen by Main Street’s IT Steering Committee consisting of Main Street’s Chief Executive Officer, Main Street’s Chief Financial Officer and Chief Operating Officer and Main Street’s General Counsel and Chief Compliance Officer. Main Street’s General Counsel and Chief Compliance Officer also serves as the crisis response team leader in connection with any material cybersecurity incident under the Cyber Incident Response Plan. Main Street and our Adviser also utilize the services of IT and cybersecurity advisers, consultants and experts in the evaluation and periodic testing of IT and cybersecurity systems, to recommend improvements to the Cybersecurity Program and in connection with any cybersecurity incident. We believe that the individuals involved in the Cybersecurity Program possess the necessary skills, experience and backgrounds that, when combined with the resources of the external IT and cybersecurity advisers, consultants and experts, are sufficient to manage the Cybersecurity Program.
As part of our overall risk management process, our management engages at least annually in an enterprise risk management review and evaluation, during which management reviews the principal risks relating to our business and operations. Included in this process is a review and evaluation of our risks relating to the Cybersecurity Program. Additionally, as part of our Rule 38a-1 compliance program, we review at least annually the compliance policies and procedures of our key service providers, including our Adviser and Main Street, including documentation discussing each service providers’ information security and privacy controls. Any failure in our or our key service providers’ cybersecurity systems could have a material impact on our operating results. See Item 1A. Risk Factors — General Risk Factors — The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our and our Adviser’s disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
Our Board as a whole has responsibility for the Company’s risk oversight, with reviews of certain areas being conducted by the relevant Board committees that report on their deliberations to the full Board. The oversight responsibility of the Board and its committees is enabled by management reporting processes that are designed to provide visibility to the Board about the identification, assessment and management of critical risks and management’s risk mitigation strategies. Areas of focus include competitive, economic, operational, financial (accounting, credit, liquidity and tax), legal, regulatory, compliance and other risks.
Oversight of risks relating to IT and cybersecurity has been delegated by our Board to its Audit Committee. The Audit Committee includes members of the Board who, in addition to each being designated as an “audit committee financial expert,” possess backgrounds and experience which we believe enable them to provide effective oversight of our IT and cybersecurity risks. Our management routinely reports to the Audit Committee on the status of the Cybersecurity Program at the Audit Committee’s quarterly meetings. Routine reports generally detail any testing, observations or developments concerning the Cybersecurity Program that occurred during the prior quarter. The results of periodic testing related to the Cybersecurity Program are also described in the Chief Compliance Officer’s annual report to the Board, provided pursuant to Rule 38a-1 under the 1940 Act. The crisis response team leader also collaborates with the Audit Committee chair to ensure that the Board is apprised of any material cybersecurity incident and consults with the Audit Committee chair in connection with any material decisions or actions related thereto.
Item 2. Properties
We do not own any real estate or other physical properties materially important to our operations. Currently, Main Street leases office space in Houston, Texas for its and its affiliates’ corporate headquarters, including ours. We believe that our current office facilities are adequate to meet our needs.
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
Set forth below is a chart describing the classes of our securities outstanding as of March 1, 2024:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column
Common Stock, par value $0.001 per share	450,000,000	—	80,469,732
As of March 1, 2024, we had 14,292 record holders of our common stock.
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
SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2023, we issued 2,345,246 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).
In addition, during the year ended December 31, 2023, on certain dividend payment dates we sold shares of our common stock to Main Street at the price at which we issued new shares in connection with reinvestments of dividends pursuant to the DRIP. In each of these transactions, the issuance and sale of shares were exempt from registration under Section 4(a)(2) of the Securities Act and were unanimously approved by our Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or our Adviser.

The following table describes the terms of these exempt sales of common stock:

Date of Transaction	Total number of shares sold	Sale price per share	Proceeds to the Company
May 1, 2023	255,754	$7.82	$2,000,000
August 1, 2023	348,542	$7.89	$2,750,000
November 1, 2023	475,888	$7.88	$3,750,000
The aggregate value of the shares of our common stock issued during 2023 under the DRIP and pursuant to the exempt sale transactions was $26.9 million.

PURCHASES OF EQUITY SECURITIES
We maintain a share repurchase program whereby we make quarterly offers to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The amount of shares of our common stock to be repurchased during any calendar quarter may be equal to the lesser of (i) the number of shares of common stock we could repurchase with the proceeds we received from the issuance of common stock under the DRIP or (ii) 2.5% of the weighted-average number of shares of common stock outstanding in the prior four calendar quarters. Repurchase offers are currently limited to the number of shares of common stock that we can repurchase with 90% of the cash retained as a result of issuances of common stock under the DRIP.
At the discretion of our Board of Directors, we may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. Our Board of Directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice. Since inception of the share repurchase program, we have funded the repurchase of $153.5 million in shares of common stock.
In addition to our share repurchase program, during the fiscal year ended December 31, 2023, we used proceeds from the sale of our shares during 2023 discussed above to complete three modified “Dutch auction” tender offers, pursuant to which we offered to purchase up to a specified amount of shares of our common stock at the lowest clearing purchase price elected by participating stockholders within a specified range that allowed us to purchase the maximum amount offered. All shares purchased in a “Dutch auction” tender offer were purchased at the clearing purchase price. SEC rules permitted us to increase the number of shares accepted for purchase in any offer by up to 2% of our outstanding shares without amending the offer. For the year ended December 31, 2023, we purchased 1,267,667 shares of our common stock for $7.8 million through our modified Dutch auction tender offers.
The following table lists shares we repurchased under our share repurchase program and Dutch auction tender offers during the fourth quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2023	—	—	—	—
November 1 through November 30, 2023	531,085	$7.73	531,085	N/A
December 1 through December 31, 2023(1)	427,843	6.50	427,843	N/A
_____________________________
(1)Includes 427,843 shares repurchased under the Dutch auction tender offer pursuant to the tender offer statement and Offer to Purchase filed with the SEC on November 15, 2023 at a price of $6.50 per share for an aggregate cost of $2.8 million.
Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.
Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in this report.
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the Private Loan, LMM and Middle Market portfolios as of December 31, 2023 and 2022 (this information excludes Other Portfolio investments, which are discussed further below):

	As of December 31, 2023
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	78	50	16
Fair value	$595.3	$387.0	$86.0
Cost	$586.4	$315.7	$114.7
Debt investments as a % of portfolio (at cost)	94.1%	70.2%	93.1%
Equity investments as a % of portfolio (at cost)	5.9%	29.8%	6.9%
% of debt investments at cost secured by first priority lien	100.0%	99.9%	100.0%
Weighted-average annual effective yield (b)	13.1%	13.0%	13.0%
Average EBITDA (c)	$30.5	$8.8	$74.2
_____________________________
(a)At December 31, 2023, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of December 31, 2023 including debt investments on non-accrual status was 12.6% for our Private Loan portfolio, 13.0% for our LMM portfolio and 9.9% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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
For the years ended December 31, 2023 and 2022, we achieved a total return on investments of 13.6% and 9.1%, respectively. Total return on investments is calculated using the interest, dividend, and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of December 31, 2023, we had Other Portfolio investments in four entities, collectively totaling $24.6 million in fair value and $21.5 million in cost basis and which comprised 2.3% and 2.1% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, we had Other Portfolio investments in four entities, collectively totaling $29.0 million in fair value and $24.7 million in cost basis and which comprised 2.7% and 2.3% of our Investment Portfolio at fair value and cost, respectively.
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

Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both December 31, 2023 and 2022, our Investment Portfolio valued at fair value represented 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of December 31, 2023 and 2022 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2023, 2022 and 2021 (i) 3.8%, 2.5% and 2.3%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1%, 0.6% and 0.3%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of December 31, 2023 and 2022 (this information excludes Other Portfolio investments).

Cost:	December 31, 2023	December 31, 2022
First lien debt	86.5%	88.5%
Equity	13.3	10.8
Second lien debt	—	0.3
Equity warrants	0.2	0.2
Other	—	0.2
	100.0%	100.0%

Fair Value:	December 31, 2023	December 31, 2022
First lien debt	78.4%	81.4%
Equity	21.5	17.9
Second lien debt	—	0.3
Equity warrants	0.1	0.1
Other	—	0.3
	100.0%	100.0%
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
As of December 31, 2023, investments on non-accrual status comprised 1.1% of our total Investment Portfolio at fair value and 4.0% at cost. As of December 31, 2022, investments on non-accrual status comprised 0.8% of our total Investment Portfolio at fair value and 4.8% at cost.

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
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2023 and 2022. The comparison of, and changes between, the fiscal years ended December 31, 2022 and 2021 can be found within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference.
Comparison of the years ended December 31, 2023 and 2022

	Year Ended December 31,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Total investment income	$131,386	$103,765	$27,621	27%
Total expenses, net of expense waivers	(73,717)	(50,896)	(22,821)	45%
Net investment income	57,669	52,869	4,800	9%
Net realized loss from investments	(34,010)	(3,936)	(30,074)	NM
Net unrealized appreciation (depreciation) from investments	46,319	(1,702)	48,021	NM
Income tax provision	(3,769)	(1,643)	(2,126)	NM
Net increase in net assets resulting from operations	$66,209	$45,588	$20,621	45%
_____________________________
NM — Net Change % not meaningful
Investment Income
Total investment income for the year ended December 31, 2023 was $131.4 million, a 27% increase from the $103.8 million of total investment income for the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended December 31,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest income	$116,976	$90,811	$26,165	29%	(a)
Dividend income	11,255	9,442	1,813	19%	(b)
Fee income	3,155	3,512	(357)	(10)%
Total investment income	$131,386	$103,765	$27,621	27%	(c)
_____________________________
(a)The increase in interest income was primarily due to an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates, partially offset by lower average levels of income producing Investment Portfolio debt investments.

(b)The increase in dividend income was primarily a result of growth in dividend income from certain LMM portfolio companies resulting from the continued strong operating results, financial condition and liquidity positions of those portfolio companies. The increase includes a $0.7 million increase in dividend income considered to be less consistent or non-recurring.
(c)The increase in total investment income includes a net increase of $1.9 million due to the impact of certain income considered less consistent or non-recurring, including (i) a $1.8 million increase in accelerated prepayments, repricing and other activity related to certain Investment Portfolio debt investments and (ii) a $0.7 million increase in dividend income, partially offset by a $0.6 million decrease in fee income.
Expenses
Total expenses, net of expense waivers, for the year ended December 31, 2023 were $73.7 million, a 45% increase from $50.9 million in the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended December 31,		Net Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest expense	$36,458	$24,423	$12,035	49%	(a)
Base management fees	19,828	19,831	(3)	—%
Incentive fees	12,569	2,130	10,439	490%	(b)
Internal administrative services fees	8,916	5,147	3,769	73%	(c)
General and administrative	4,254	3,905	349	9%
Total expenses before expense waivers	82,025	55,436	26,589	48%
Waiver of internal administrative services expenses	(8,308)	(4,540)	(3,768)	83%
Total expenses	$73,717	$50,896	$22,821	45%
_____________________________
(a)The increase in interest expense was primarily related to increased average interest rates on our floating rate multi-year revolving credit facility (the “Corporate Facility”) and special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) due to increases in benchmark index rates for these floating rate obligations, partially offset by lower weighted-average outstanding borrowings.
(b)The increase in incentive fees was due to the increased Pre-Incentive Fee Net Investment Income resulting from MSC Income Fund’s more favorable operating results for the year ended December 31, 2023.
(c)The increase in internal administrative service fees related primarily to increased expenses incurred by the Adviser associated with its activities and services under the Investment Advisory Agreement. Consistent with prior practice, the vast majority of such internal administrative service fees, or all fees other than $0.6 million, were waived by the Adviser. The only fees not waived are the cost of services previously provided by a sub-administrator prior to January 1, 2022 and assumed by the Adviser thereafter (see Note K.1. — Related Party Transactions — Advisory Agreements and Conditional Expense Reimbursement Waivers included in Item 8. Consolidated Financial Statements).
Net Investment Income
Net investment income for the year ended December 31, 2023 increased 9% to $57.7 million, or $0.72 per share, compared to net investment income of $52.9 million, or $0.66 per share, in 2022. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by the increase in total expenses, both as discussed above. The increase in net investment income and net investment income on a per share basis includes a $1.9 million, or $0.02 per share, increase in investment income considered less consistent or non-recurring, as discussed above.

Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized loss on investments of $34.0 million for the year ended December 31, 2023.

	Year Ended December 31, 2023
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$554	2	$—	—	$(18,505)	2	$(90)	$(18,041)
LMM portfolio	(9,414)	3	—	—	(1,541)	1	—	(10,955)
Middle Market portfolio	3,127	3	—	—	(10,606)	2	242	(7,237)
Other Portfolio	—	—	2,223	1	—	—	—	2,223
Total net realized gain (loss)	$(5,733)	8	$2,223	1	$(30,652)	5	$152	$(34,010)
_________________
(a)Other activity includes realized gains and losses from transactions involving 15 portfolio companies which are not considered to be significant individually or in the aggregate.
The following table provides a summary of the primary components of the total net realized loss on investments of $3.9 million for the year ended December 31, 2022.

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
_____________________________
(a)Other activity includes realized gains and losses from transactions involving 15 portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $46.3 million for the year ended December 31, 2023.

	Year Ended December 31, 2023
	Private Loan	LMM(a)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$18,295	$10,428	$7,785	$(2,225)	$34,283
Net unrealized appreciation (depreciation) relating to portfolio investments	(6,144)	20,729	(3,574)	1,025	12,036
Total net unrealized appreciation (depreciation) relating to portfolio investments	$12,151	$31,157	$4,211	$(1,200)	$46,319
_________________
(a)Includes unrealized appreciation on 25 LMM portfolio investments and unrealized depreciation on 19 LMM portfolio investments.
The following table provides a summary of the total net unrealized depreciation of $1.7 million for the year ended December 31, 2022.

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
_____________________________
(a)Includes unrealized appreciation on 24 LMM portfolio investments and unrealized depreciation on 18 LMM portfolio investments.
Income Tax Provision
The income tax provision for the year ended December 31, 2023 of $3.8 million principally consisted of (i) a deferred tax provision of $2.9 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $0.9 million related to a $0.5 million provision for excise tax on our estimated undistributed taxable income and $0.4 million provision for current U.S. federal and state income taxes.

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

Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the year ended December 31, 2023 was $66.2 million, or $0.82 per share, compared with $45.6 million, or $0.57 per share, during the year ended December 31, 2022. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the year ended December 31, 2023, we realized a net increase in cash and cash equivalents of $9.4 million, which is the net result of $50.2 million of cash provided by our operating activities and $40.8 million of cash used in our financing activities.
The $50.2 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $238.7 million from the sales and repayments of debt investments and sales of and return of capital from equity investments, (ii) cash flows that we generated from the operating profits earned totaling $46.7 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs and (iii) cash proceeds of $1.9 million related to changes in other assets and liabilities, partially offset by the funding of new and follow-on portfolio investments of $236.4 million.

The $40.8 million of cash used in our financing activities principally consisted of (i) $36.4 million in cash dividends paid to stockholders, (ii) $24.4 million for the repurchase of common stock and (iii) $2.3 million for deferred financing costs, partially offset by (i) $14.0 million in net borrowings from our Credit Facilities and (ii) $8.5 million net cash proceeds related to our common stock issuances.
For the year ended December 31, 2022, we realized a net decrease in cash and cash equivalents of $4.5 million, which is the net result of $76.7 million of cash provided by our operating activities and $81.2 million of cash used in our financing activities.
The $76.7 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $247.5 million from the sales and repayments of debt investments and sales of and return of capital from equity investments, (ii) cash flows that we generated from the operating profits earned totaling $43.5 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs and (iii) cash proceeds of $2.9 million related to changes in other assets and liabilities, partially offset by the funding of new and follow-on portfolio investments of $217.2 million.
The $81.2 million of cash used in our financing activities principally consisted of (i) $105.0 million in net repayments on our Credit Facilities, (ii) $33.0 million in cash dividends paid to stockholders, (iii) $16.0 million for the repurchase of common stock and (iv) $0.1 million for deferred financing costs, partially offset by (i) $72.5 million of cash proceeds from our Series A Notes (defined below) issued in January 2022 and (ii) $0.8 million net cash proceeds related to our common stock issuance.
Share Repurchases
We maintain a share repurchase program whereby we make quarterly offers to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The amount of shares of our common stock to be repurchased during any calendar quarter may be equal to the lesser of (i) the number of shares of common stock we could repurchase with the proceeds we received from the issuance of common stock under the DRIP or (ii) 2.5% of the weighted-average number of shares of common stock outstanding in the prior four calendar quarters. Repurchase offers are currently limited to the number of shares of common stock we can repurchase with 90% of the cash retained as a result of issuances of common stock under the DRIP.
In addition to our share repurchase program, during the fiscal year ended December 31, 2023, we used proceeds from the sale of our shares during 2023 discussed above to complete three modified “Dutch auction” tender offers, pursuant to which we offered to purchase up to a specified amount of shares of our common stock at the lowest clearing purchase price elected by participating stockholders within a specified range that allowed us to purchase the maximum amount offered. All shares purchased in a “Dutch auction” tender offer were purchased at the clearing purchase price. SEC rules permitted us to increase the number of shares accepted for purchase in any offer by up to 2% of our outstanding shares without amending the offer. For the year ended December 31, 2023, we purchased 1,267,667 shares of our common stock for $7.8 million through our modified Dutch auction tender offers.
See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K and Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of our quarterly reports on Form 10-Q for more information regarding repurchases of our common stock during the year ended December 31, 2023.
Capital Resources
As of December 31, 2023, we had $30.8 million in cash and cash equivalents and $129.3 million of unused capacity under the Credit Facilities, which we maintain to support our investment and operating activities. As of December 31, 2023, our NAV totaled $622.3 million, or $7.77 per share.
As of December 31, 2023, we had $132.0 million outstanding and $33.0 million of undrawn commitments under our Corporate Facility and $203.7 million outstanding and $96.3 million of undrawn commitments under our SPV Facility, both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. In August 2023, the SPV facility was amended to extend the revolving period expiration date from February 3, 2024 to February 3, 2027 and the maturity date from February 3, 2025 to February 3, 2028. Additionally, total commitments were reduced from $325.0 million to $300.0 million. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note E — Debt included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
In October 2021, we issued $77.5 million in aggregate principal amount of our 4.04% Series A Senior Notes due 2026 (the “Series A Notes”), and we issued an additional $72.5 million of Series A Notes in January 2022, all of which remained outstanding as of December 31, 2023. For more information on our Series A Notes, including key terms and financial covenants, refer to Note E — Debt included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
During the years ended December 31, 2023 and 2022, on certain dividend payment dates we sold shares of our common stock to Main Street at the price at which we issued new shares in connection with reinvestments of dividends pursuant to the DRIP. In each of these transactions, the issuance and sale of shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were unanimously approved by our Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or our Adviser. During the year ended December 31, 2023, we sold 1,080,185 shares to Main Street at a weighted-average price of $7.87 for total proceeds, prior to payment of expenses, of $8.5 million. During the year ended December 31, 2022, we sold 94,697 shares to Main Street at a price of $7.92 for total proceeds, prior to payment of expenses, of $0.8 million.
We closed our continuous follow-on public offering of shares to new investors effective September 2017. As such, our ability to raise additional equity is limited.
As a BDC, we generally are required to maintain a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met in the future). This requirement limits the amount that we may borrow. As of December 31, 2023, our BDC asset coverage ratio was 228%. The combination of these factors limits our access to capital to fund future investment activities or operating requirements, including our ability to grow the Investment Portfolio. We anticipate that we will continue to fund our investment activities and operating requirements through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, including cash proceeds from the repayments and from the sales of investments in our portfolio companies, and utilization of available borrowings under our Credit Facilities. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and share repurchases under our share repurchase programs.

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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At December 31, 2023, we had a total of $70.8 million in outstanding commitments comprised of (i) 66 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of December 31, 2023, we had $485.7 million in total borrowings outstanding under our Credit Facilities and Series A Notes. The Corporate Facility will mature on March 1, 2026. The SPV Facility will mature on February 3, 2028. The Series A Notes will mature on October 30, 2026. See further discussion of the terms of our Credit Facilities, Series A Notes and other debt in Note E — Debt included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2023 is as follows.

	2024	2025	2026	2027	2028	Thereafter	Total
	(dollars in thousands)
SPV Facility(1)	$—	$—	$—	$—	$203,688	$—	$203,688
Series A Notes	—	—	150,000	—	—	—	150,000
Interest due on Series A Notes	6,060	6,060	6,060	—	—	—	18,180
Corporate Facility(2)	—	—	132,000	—	—	—	132,000
Total	$6,060	$6,060	$288,060	$—	$203,688	$—	$503,868
_____________________________
(1)As of December 31, 2023, $96.3 million remained available to borrow under the SPV Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the SPV Facility and the 1940 Act, as discussed above.
(2)As of December 31, 2023, $33.0 million remained available to borrow under the Corporate Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the Corporate Facility and the 1940 Act, as discussed above.
Related Party Transactions and Agreements
We have entered into agreements with our Adviser and/or certain of its affiliates and other parties whereby we pay certain fees and reimbursements to these entities. These included payments for selling commissions and fees and for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution and management of our investments and also the management of our day-to-day operations provided to us by our Adviser, pursuant to various agreements that we have entered into. See Note K — Related Party Transactions included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding these related party transactions and agreements.
Recent Developments
On January 31, 2024, we sold 314,070 shares of our common stock to Main Street at $7.96 per share, the price at which we issued new shares in connection with reinvestments of the January 31, 2024 dividend pursuant to the DRIP, for total proceeds to us of $2.5 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of us or our Adviser.

On January 31, 2024, we repurchased 518,173 shares of our common stock validly tendered and not withdrawn on the terms set forth in our tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on December 21, 2023. The shares were repurchased at a price of $7.81 per share, which was our NAV per share as of January 31, 2024, for an aggregate purchase price of $4.0 million (an amount equal to 90% of the proceeds we received from the issuance of shares under the DRIP from our January 31, 2024 dividend payment).

On February 5, 2024, we commenced a modified “Dutch Auction” tender offer (the “February Dutch Auction Tender Offer”) pursuant to the Offer to Purchase, dated February 5, 2024, which expired on March 4, 2024. Pursuant to the February Dutch Auction Tender Offer, we repurchased 357,143 shares on March 8, 2024, at a price of $7.00 per share for an aggregate cost of $2.5 million, excluding fees and expenses related to the February Dutch Auction Tender Offer.
In March 2024, our Board of Directors declared a quarterly cash dividend of $0.185 per share payable May 1, 2024 to stockholders of record as of March 29, 2024. Additionally, our Board of Directors approved a repurchase offer pursuant to our share repurchase program in an amount equal to 90% of the proceeds resulting from shares issued in lieu of cash distributions from the May 1, 2024 dividend payment.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Risk Factors — Risks Related to our Investments — The discontinuation and replacement of LIBOR may adversely affect the value of floating-rate debt securities in our portfolio or issued by us., Risk Factors — Risks Related to our Business and Structure — We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments. and Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us. included in Item 1A. Risk Factors of this Annual Report on Form 10-K for more information regarding risks associated with our debt investments and borrowings that utilize SOFR or Prime as a reference rate.
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2023, 78% of our debt Investment Portfolio (at cost) bore interest at floating rates, 95% of which were subject to contractual minimum interest rates. As of December 31, 2023, 31% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facilities; however, the interest rates on our outstanding Series A Notes are fixed for the life of such debt. As of December 31, 2023, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2023.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Pre Incentive Fee Net Investment Income	(Increase) Decrease in Incentive Fee Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(13,142)	$6,714	$(6,428)	$3,678	$(2,750)	$(0.03)
(175)	(11,499)	5,875	(5,624)	3,678	(1,946)	(0.02)
(150)	(9,857)	5,035	(4,822)	3,678	(1,144)	(0.01)
(125)	(8,214)	4,196	(4,018)	3,171	(847)	(0.01)
(100)	(6,571)	3,357	(3,214)	2,367	(847)	(0.01)
(75)	(4,928)	2,518	(2,410)	1,563	(847)	(0.01)
(50)	(3,286)	1,678	(1,608)	761	(847)	(0.01)
(25)	(1,643)	839	(804)	161	(643)	(0.01)
25	1,643	(839)	804	(161)	643	0.01
50	3,286	(1,678)	1,608	(322)	1,286	0.02
75	4,928	(2,518)	2,410	(482)	1,928	0.02
100	6,571	(3,357)	3,214	(643)	2,571	0.03
125	8,214	(4,196)	4,018	(804)	3,214	0.04
150	9,857	(5,035)	4,822	(964)	3,858	0.05
175	11,499	(5,875)	5,624	(1,125)	4,499	0.06
200	13,142	(6,714)	6,428	(1,286)	5,142	0.06

Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of December 31, 2023, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly while our Corporate Facility and our SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MSC Income Fund, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of MSC Income Fund, Inc. (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities as of December 31, 2023, by correspondence with the portfolio companies and custodians; when replies were not received, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Fair Value of Investments
As described further in Note C to the financial statements, the Company’s investments recorded at fair value, categorized as Level 3 investments within the fair value hierarchy, totaled $1,092,895 thousand at December 31, 2023. Approximately 95% of these investments have no readily available market values and are measured using significant unobservable inputs and assumptions, and generally use valuation techniques such as the income and market approach. The significant unobservable inputs disclosed by management include, among others, weighted-average cost of capital (“WACC”) inputs and market multiples for equity investments, and risk adjusted discount rates and percentage of expected principal recovery for debt investments. Changes in these assumptions could have a significant impact on the determination of fair value. As such, we identified fair value of Level 3 investments measured using significant unobservable inputs and assumptions as a critical audit matter.

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

•Evaluated the ability to estimate fair value by comparing prior period fair values to transaction prices of transactions occurring subsequent to the prior period valuation date.
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
Houston, Texas
March 8, 2024

MSC INCOME FUND, INC.

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Investments at fair value:
Control investments (cost: $43,159 and $31,120 as of December 31, 2023 and December 31, 2022, respectively)	$53,644	$50,303
Affiliate investments (cost: $231,378 and $241,565 as of December 31, 2023 and December 31, 2022, respectively)	291,279	277,000
Non‑Control/Non‑Affiliate investments (cost: $763,781 and $787,201 as of December 31, 2023 and December 31, 2022, respectively)	747,972	740,840
Total investments (cost: $1,038,318 and $1,059,886 as of December 31, 2023 and December 31, 2022, respectively)	1,092,895	1,068,143
Cash and cash equivalents	30,786	21,312
Interest and dividend receivable	10,541	11,917
Receivable for securities sold	171	464
Deferred financing costs (net of accumulated amortization of $4,168 and $2,413 as of December 31, 2023 and December 31, 2022, respectively)	3,416	2,908
Prepaids and other assets	2,091	2,420
Total assets	$1,139,900	$1,107,164
LIABILITIES
Credit Facilities	$335,688	$321,688
Series A Notes due 2026 (par: $150,000 as of both December 31, 2023 and December 31, 2022)	149,155	148,856
Accounts payable and other liabilities	255	1,292
Payable for securities purchased	206	—
Interest payable	6,266	5,443
Dividend payable	14,019	12,816
Management and incentive fees payable	8,745	7,042
Deferred tax liability, net	3,259	362
Total liabilities	517,593	497,499
Commitments and contingencies (Note J)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 80,108,865 and 80,105,999 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	80	80
Additional paid‑in capital	686,136	684,165
Total overdistributed earnings	(63,909)	(74,580)
Total net assets	622,307	609,665
Total liabilities and net assets	$1,139,900	$1,107,164
NET ASSET VALUE PER SHARE	$7.77	$7.61
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

	Year Ended December 31,
	2023	2022	2021
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$3,101	$3,223	$2,810
Affiliate investments	29,805	24,057	18,244
Non‑Control/Non‑Affiliate investments	98,480	76,485	69,074
Total investment income	131,386	103,765	90,128
EXPENSES:
Interest	(36,458)	(24,423)	(14,469)
Base management fees	(19,828)	(19,831)	(17,316)
Incentive fees	(12,569)	(2,130)	(557)
Internal administrative services expenses	(8,916)	(5,147)	(4,317)
General and administrative	(4,254)	(3,905)	(4,427)
Total expenses before expense waivers	(82,025)	(55,436)	(41,086)
Waiver of internal administrative services expenses	8,308	4,540	4,317
Total expenses, net of expense waivers	(73,717)	(50,896)	(36,769)
NET INVESTMENT INCOME	57,669	52,869	53,359
NET REALIZED GAIN (LOSS):
Control investments	2,223	—	—
Affiliate investments	(7,188)	(7,327)	(2,673)
Non‑Control/Non‑Affiliate investments	(29,045)	3,391	2,175
Realized loss on extinguishment of debt	—	—	(2,430)
Total net realized loss	(34,010)	(3,936)	(2,928)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(1,289)	1,503	2,001
Affiliate investments	25,116	15,689	10,237
Non‑Control/Non‑Affiliate investments	22,492	(18,894)	12,857
Total net unrealized appreciation (depreciation)	46,319	(1,702)	25,095
INCOME TAXES:
Federal and state income, excise and other taxes	(872)	(1,281)	(1,890)
Deferred taxes	(2,897)	(362)	—
Income tax provision	(3,769)	(1,643)	(1,890)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$66,209	$45,588	$73,636
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.72	$0.66	$0.67
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.82	$0.57	$0.92
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	80,269,002	79,993,040	79,873,537
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2020	79,608,304	$80	$682,028	$(102,484)	$579,624
Issuance of common stock	89,705	—	674	—	674
Dividend reinvestment	1,461,714	1	11,159	—	11,160
Common stock repurchased	(1,333,118)	(1)	(10,064)	—	(10,065)
Net increase resulting from operations	—	—	—	73,636	73,636
Dividends to stockholders	—	—	—	(41,859)	(41,859)
Reclassification for certain permanent book-to-tax differences	—	—	(1,371)	1,371	—
Balances at December 31, 2021	79,826,605	$80	$682,426	$(69,336)	$613,170
Issuance of common stock	94,697	—	750	—	750
Dividend reinvestment	2,259,611	2	17,748	—	17,750
Common stock repurchased	(2,074,914)	(2)	(15,984)	—	(15,986)
Net increase resulting from operations	—	—	—	45,588	45,588
Dividends to stockholders	—	—	—	(51,607)	(51,607)
Reclassification for certain permanent book-to-tax differences	—	—	(775)	775	—
Balances at December 31, 2022	80,105,999	$80	$684,165	$(74,580)	$609,665
Issuance of common stock	1,080,185	1	8,499	—	8,500
Dividend reinvestment	2,345,246	2	18,415	—	18,417
Common stock repurchased	(3,422,565)	(3)	(24,424)	—	(24,427)
Net increase resulting from operations	—	—	—	66,209	66,209
Dividends to stockholders	—	—	—	(56,057)	(56,057)
Reclassification for certain permanent book-to-tax differences	—	—	(519)	519	—
Balances at December 31, 2023	80,108,865	$80	$686,136	$(63,909)	$622,307
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$66,209	$45,588	$73,636
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(236,404)	(217,226)	(546,882)
Proceeds from sales and repayments of debt investments in portfolio companies	223,154	247,455	312,806
Proceeds from sales and return of capital of equity investments in portfolio companies	15,595	—	—
Net unrealized (appreciation) depreciation	(46,319)	1,702	(25,095)
Net realized loss on portfolio investments	34,010	3,936	498
Realized loss on extinguishment of debt	—	—	2,430
Amortization of deferred financing costs	2,053	1,463	1,277
Amortization of deferred offering costs	129	276	230
Accretion of unearned income	(7,833)	(5,054)	(5,139)
Payment-in-kind interest	(5,023)	(4,057)	(5,361)
Cumulative dividends	(172)	(669)	—
Deferred tax provision	2,897	362	—
Changes in other assets and liabilities:
Interest and dividend receivable	116	1,074	(4,688)
Prepaid and other assets	329	(361)	380
Management and incentive fees payable	1,703	1,853	1,137
Interest payable	823	2,350	2,807
Accounts payable and other liabilities	(1,037)	(2,016)	816
Net cash provided by (used in) operating activities	50,230	76,676	(191,148)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	8,500	750	674
Redemption of common stock	(24,427)	(15,984)	(10,065)
Payment of offering costs	(129)	(276)	(230)
Dividends paid	(36,438)	(33,018)	(18,725)
Proceeds from Credit Facilities	150,000	115,000	489,688
Repayments on Credit Facilities	(136,000)	(220,000)	(364,816)
Proceeds from Series A Notes due 2026	—	72,500	77,500
Proceeds from Main Street Term Loan	—	—	60,000
Repayments of Main Street Term Loan	—	—	(60,000)
Payment of deferred financing costs	(2,262)	(149)	(6,131)
Net cash provided by (used in) financing activities	(40,756)	(81,177)	167,895
Net increase (decrease) in cash and cash equivalents	9,474	(4,501)	(23,253)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,312	25,813	49,066
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,786	$21,312	$25,813

Supplemental cash flow disclosures:
Interest paid	$33,594	$20,610	$10,385
Taxes paid	$2,003	$2,469	$1,324
Non-cash financing activities:
Dividends declared and unpaid	$14,019	$12,816	$11,974
Value of shares issued pursuant to the DRIP	$18,417	$17,750	$11,160
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(8) (24)	7/17/2017	38.8%							$693	$568

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		11.48%	SF+	6.00%		10/29/2026	1,182	1,173	1,182
			Secured Debt		12/19/2014		13.48%	SF+	8.00%		10/29/2026	19,944	19,803	19,944
			Member Units		12/19/2014	2,896							6,435	21,890
													27,411	43,016
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (24)	10/1/2017	49.3%							3,345	6,050

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		3/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		3/31/2023	2,184,683							3,706	3,110
			Preferred Member Units		3/31/2023	61,077							—	—
			Preferred Member Units		1/26/2015	2,090,001							6,000	—
			Common Stock		3/31/2023	772,620							1,104	—
													11,710	4,010
Subtotal Control Investments (8.6% of net assets at fair value)													$43,159	$53,644
Affiliate Investments (6)
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	$55	$54	$54
			Secured Debt	(9)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	1,031	1,020	1,020
			Preferred Member Units		5/20/2021	607							607	1,210
			Preferred Member Units		8/16/2019	800	14.13%						800	—
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,560	2,284
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12							528	1,380

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(37)	3/7/2022						3/7/2027	—	(1)	—
			Secured Debt		3/7/2022		10.00%				3/7/2027	30	30	30
			Secured Debt		3/7/2022		10.00%				3/7/2027	1,175	1,160	1,175
			Preferred Stock	(8)	3/7/2022	453							455	680
													1,644	1,885
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		15.46%	L+	10.00%		1/9/2025	1,375	1,375	1,374
			Preferred Member Units	(8)	1/9/2018	737							1,070	1,400
													2,445	2,774

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (37)	1/4/2019			SF+	9.00%		1/4/2026	—	—	—
		Secured Debt	(9)	1/4/2019		14.48%	SF+	9.00%		1/4/2026	4,394	4,364	4,394
		Preferred Member Units		1/4/2019	3,327							1,531	2,760
												5,895	7,154
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (37)	2/26/2018			SF+	6.00%		2/26/2026	—	(49)	—
		Secured Debt	(9)	2/26/2018		13.49%	SF+	8.00%		2/26/2026	3,905	3,903	3,905
		Member Units	(8)	2/26/2018	1,087							2,860	7,330
		Member Units	(8) (23)	11/2/2018	261,786							443	715
												7,157	11,950
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	2/3/2017	457							491	3,920

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt		12/20/2016		11.50%				1/15/2024	2,140	2,140	2,103
		Secured Debt		12/20/2016		10.00%				12/20/2036	253	251	251
		Member Units	(8)	12/20/2016	179							1,820	1,300
		Member Units	(23)	12/20/2016	200							127	282
												4,338	3,936
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(37)	3/6/2020						12/17/2026	—	(2)	—
		Secured Debt		3/6/2020		12.50%				12/17/2026	7,111	7,089	7,111
		Preferred Member Units	(8) (23)	3/6/2020	147							2,079	18,120
												9,166	25,231
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(37)	3/31/2021						3/31/2026	—	—	—
		Secured Debt		3/31/2021		12.00%				3/31/2026	5,513	5,448	5,407
		Preferred Member Units		6/27/2023	240							240	600
		Preferred Member Units		3/31/2021	4,320							1,920	1,920
												7,608	7,927
Compass Systems & Sales, LLC	Designer of End-to-End Material Handling Solutions
		Secured Debt	(37)	11/22/2023						11/22/2028	—	—	—
		Secured Debt		11/22/2023		13.50%				11/22/2028	4,300	4,175	4,175
		Preferred Equity		11/22/2023	1,863							1,863	1,863
												6,038	6,038
Datacom, LLC	Technology and Telecommunications Provider
		Secured Debt		3/1/2022		7.50%				12/31/2025	50	49	49
		Secured Debt		3/31/2021		10.00%				12/31/2025	928	887	844
		Preferred Member Units		3/31/2021	1,000							290	10
												1,226	903

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		15.38%	SF+	10.00%		4/27/2026	3,718	3,689	3,673
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,459
													6,064	6,132
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt		2/13/2018		14.00%				2/13/2026	217	213	217
			Secured Debt		12/27/2022		14.00%				2/13/2026	5,002	4,974	5,002
			Preferred Stock	(8)	2/13/2018	2,100							2,100	5,180
													7,287	10,399
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	2,340							2,600	6,970

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	7/31/2015	6.0%							4,160	3,705

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (36) (37)	6/24/2016			SF+	7.50%		1/1/2028	—	—	—
			Secured Debt	(9) (36)	12/15/2022		10.50%	SF+	7.50%		1/1/2028	13,520	13,336	13,520
			Member Units	(8)	6/24/2016	2,261							4,423	24,180
													17,759	37,700
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	2,336	2,304	2,336
			Preferred Member Units	(8)	3/31/2021	56							1,225	2,870
													3,529	5,206
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (37)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
			Secured Debt		7/1/2022		12.50%				7/1/2027	600	600	571
			Preferred Equity		7/1/2022	15,930							1,400	620
			Member Units		4/29/2016	920							920	—
													2,920	1,191
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	8/9/2017	8.2%							2,296	4,225

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt	(37)	6/21/2023						6/21/2028	—	(27)	(27)
			Secured Debt		6/21/2023		13.00%				6/21/2028	9,316	9,069	9,069
			Common Equity		6/21/2023	3,600							3,600	3,600
													12,642	12,642

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	6,436,566							6,540	6,320

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		13.16%	SF+	7.50%		8/20/2026	16,925	16,737	16,232
			Preferred Equity		12/7/2023	3,725	10.00%			10.00%			265	350
			Common Stock		8/20/2021	11,647							1,584	190
													18,586	16,772
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	4,950	4,933	4,933
			Secured Debt		10/31/2018		9.00%				10/31/2048	960	951	951
			Preferred Equity		10/31/2018	145							3,060	2,420
			Member Units	(23)	10/31/2018	200							248	683
													9,192	8,987
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt	(17)	8/31/2015		13.00%				12/31/2022	1,350	1,350	1,256
			Preferred Member Units		3/15/2019	16,500							1,100	80
			Preferred Member Units		9/1/2015	1,000							1,500	—
													3,950	1,336
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(37)	8/18/2014						1/31/2024	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2024	1,436	1,436	1,436
			Common Stock	(8)	8/18/2014	1,468							680	6,598
													2,116	8,034
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt	(37)	2/28/2018						2/28/2025	—	—	—
			Secured Debt		2/28/2018		10.00%				2/28/2025	2,453	2,435	2,435
			Preferred Member Units	(8)	2/28/2018	25,786,046							2,053	1,590
													4,488	4,025
NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	1/31/2017		11.98%	SF+	6.50%		1/31/2025	900	899	899
			Secured Debt		1/31/2017		12.00%				1/31/2025	4,610	4,606	4,606
			Preferred Member Units		11/2/2022	515							515	1,290
			Preferred Member Units		1/31/2017	102							2,550	2,310
													8,570	9,105
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9)	8/6/2021		16.48%	SF+	11.00%		8/6/2026	1,360	1,346	1,339
			Preferred Stock		8/6/2021	282							282	282
													1,628	1,621
Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9) (37)	7/30/2021			SF+	11.00%		7/31/2026	—	(2)	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	7/30/2021		16.48%	SF+	11.00%		7/31/2026	5,510	5,452	5,510
			Preferred Stock	(8) (23)	7/30/2021	2,500							2,500	4,260
													7,950	9,770
Pinnacle TopCo, LLC		Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
			Secured Debt		12/21/2023		8.00%				12/31/2028	115	105	105
			Secured Debt		12/21/2023		13.00%				12/31/2028	7,660	7,472	7,472
			Preferred Equity		12/21/2023	110							3,135	3,135
													10,712	10,712
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(37)	12/15/2021						12/15/2026	—	(6)	(6)
			Secured Debt		12/15/2021		12.50%				12/15/2026	3,790	3,745	3,421
			Preferred Equity		12/15/2021	1,230							1,230	—
													4,969	3,415
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.25%				6/16/2028	375	370	375
			Secured Debt		6/16/2023		12.47%				6/16/2028	18,179	18,019	18,179
			Preferred Member Units	(8)	8/31/2018	55							508	6,390
													18,897	24,944
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,918	5,426	3,543
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,426	3,543
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt	(17)	8/31/2018		12.00%				8/31/2023	460	460	432
			Secured Debt	(17)	8/31/2018		12.00%				8/31/2023	3,800	3,800	3,565
			Preferred Member Units		8/28/2023	1,651							165	—
			Preferred Member Units		2/1/2023	1,411							141	—
			Preferred Member Units		8/31/2018	136							2,311	—
													6,877	3,997
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(37)	5/31/2019						5/31/2024	—	(1)	—
			Secured Debt		5/31/2019		12.00%				5/31/2024	1,980	1,975	1,980
			Common Stock	(8)	5/31/2019	154							1,164	3,180
													3,138	5,160
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (17) (37)	12/1/2021			SF+	6.00%		12/1/2023	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	7,050	6,926	6,926
			Preferred Equity	(8) (23)	12/1/2021	3,060							3,060	3,060
													9,986	9,986
Subtotal Affiliate Investments (46.8% of net assets at fair value)													$231,378	$291,279
Non-Control Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		1/31/2023		18.00%			18.00%	6/25/2025	$151	$149	$149
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	5,014	4,888	4,958
			Common Stock		12/11/2020	593,927							3,148	—
			Warrants	(27)	12/11/2020	197,717					12/11/2025		—	—
													8,185	5,107
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (37)	9/6/2022			P+	5.00%		9/6/2028	—	(20)	—
			Secured Debt	(9)	9/6/2022		11.43%	SF+	6.00%		9/6/2028	1,081	1,066	1,081
			Secured Debt	(9)	9/6/2022		11.43%	SF+	6.00%		9/6/2028	2,304	2,219	2,304
			Secured Debt	(9)	6/21/2023		11.43%	SF+	6.00%		9/6/2028	772	743	772
													4,008	4,157
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9) (37)	6/7/2023			SF+	7.50%		6/7/2028	—	(8)	(8)
			Secured Debt	(9)	6/7/2023		12.98%	SF+	7.50%		6/7/2028	11,922	11,825	11,922
			Warrants	(40)	6/7/2023	14,953					5/19/2028		—	90
													11,817	12,004
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (36)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	936	936	917
			Secured Debt	(9) (36)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	2,531	2,527	2,481
													3,463	3,398
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		11.22%	SF+	5.75%		3/19/2026	4,250	4,210	4,214

AMEREQUIP LLC.	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Secured Debt	(9) (37)	8/31/2022			SF+	7.40%		8/31/2027	—	—	—
			Secured Debt	(9)	8/31/2022		12.76%	SF+	7.40%		8/31/2027	1,538	1,538	1,538
			Common Stock	(8)	8/31/2022	11							83	100
													1,621	1,638
American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (37)	11/19/2021			P+	5.00%		11/19/2026	—	(10)	(10)
			Secured Debt	(9)	11/19/2021		13.50%	P+	5.00%		11/19/2026	8,188	8,140	8,188
													8,130	8,178
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/11/2022		15.29%	SF+	9.75%	15.29%	4/10/2026	4,833	4,812	4,102
			Secured Debt	(9)	3/11/2022		15.29%	SF+	9.75%	15.29%	4/10/2026	—	—	—
			Secured Debt	(9) (14)	3/11/2022		17.29%	SF+	11.75%	17.29%	4/10/2026	4,270	4,244	2,522
			Secured Debt	(9) (14)	3/11/2022		17.29%	SF+	11.75%	17.29%	4/10/2026	—	—	—
													9,056	6,624
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	9/17/2021						4/7/2023	2,425	2,375	109

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(14) (17)	5/19/2016						6/8/2023	11,693	11,451	526
													13,826	635
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	1,007	1,007	1,007
			Secured Debt	(9)	11/6/2023		12.04%	SF+	6.50%	12.04%	11/6/2028	3,765	3,765	3,765
			Preferred Equity		11/6/2023	17,265							7,468	7,468
			Preferred Equity		11/6/2023	17,265							—	—
			Common Equity		11/9/2021	2,070							124	—
													12,364	12,240
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock		8/11/2022	62,402							62	100

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9)	1/18/2022		12.16%	SF+	6.50%		1/18/2027	50	50	50
			Secured Debt	(9)	1/18/2022		11.16%	SF+	5.50%		1/18/2027	925	911	925
			Secured Debt	(9)	1/18/2022		13.16%	SF+	7.50%		1/18/2027	925	911	925
			Common Stock		1/18/2022	100,000							100	90
													1,972	1,990
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (37)	12/23/2022			SF+	7.25%		12/23/2027	—	(17)	(5)
			Secured Debt	(9)	12/23/2022		12.76%	SF+	7.25%		12/23/2027	3,417	3,321	3,344
			Common Equity	(8)	12/15/2021	137							134	124
													3,438	3,463
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(23)	11/12/2019	122,416							—	200
			Preferred Member Units	(8) (23)	7/6/2018	1,548,387							—	2,560
													—	2,760
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (37)	6/30/2022			SF+	7.25%		6/30/2028	—	(18)	(18)
			Secured Debt	(9)	6/30/2022		12.64%	SF+	7.25%	6.25%	6/30/2028	8,535	8,419	7,998
													8,401	7,980
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	120

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	10/19/2022		16.00%	P+	7.50%	15.00%	8/28/2025	2,035	2,035	1,907
			Secured Debt	(9)	8/28/2020		13.96%	SF+	8.50%	12.96%	8/28/2025	3,941	3,305	3,695
			Common Stock		10/1/2020	700,446							—	533
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	129
													6,451	6,264
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	80	80	80

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Member Units		6/30/2017	540,000							564	498
													644	578
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9) (37)	5/1/2023			SF+	7.00%		5/1/2028	—	(16)	(16)
			Secured Debt	(9)	5/1/2023		11.54%	SF+	6.00%		5/1/2028	4,040	3,970	4,040
			Secured Debt	(9)	5/1/2023		13.54%	SF+	8.00%		5/1/2028	4,040	3,970	4,040
			Preferred Equity		5/1/2023	360							360	310
			Common Equity		5/1/2023	360							—	—
													8,284	8,374
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(24)	7/21/2014	0.5%							2,270	1,360
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.2%							8,737	8,716
													11,007	10,076
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(17)	6/30/2015		12.00%				8/31/2023	11,490	11,490	8,218
			Preferred Member Units		6/30/2015	4	6.00%			6.00%			3,040	—
													14,530	8,218
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		10.46%	SF+	5.00%		6/10/2026	310	296	310
			Secured Debt	(9)	6/14/2021		10.46%	SF+	5.00%		6/10/2028	13,121	12,970	13,121
													13,266	13,431
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	379,338							379	379
			Preferred Equity		12/13/2021	126,446							—	—
													379	379
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9)	12/17/2021		11.38%	SF+	6.00%		12/17/2026	100	96	96
			Secured Debt		12/17/2021		13.00%				12/17/2026	2,225	2,185	2,185
			Common Stock		12/17/2021	50,000							500	500
													2,781	2,781
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (37)	5/18/2022			SF+	6.00%		5/18/2027	—	(3)	(3)
			Secured Debt	(9)	5/18/2022		11.61%	SF+	6.00%		5/18/2027	2,581	2,561	2,581
			Secured Debt	(9)	5/18/2022		11.61%	SF+	6.00%		5/18/2027	1,985	1,971	1,985
			Common Equity		12/30/2022	80,000							80	80
													4,609	4,643
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (44)	2/7/2022		12.60%	SF+	7.00%		2/7/2027	190	175	183
			Secured Debt	(9)	2/7/2022		12.66%	SF+	7.00%		2/7/2027	3,360	3,317	3,224
			Secured Debt	(9)	6/24/2022		12.66%	SF+	7.00%		2/7/2027	186	184	179
			Secured Debt	(9)	3/27/2023		12.66%	SF+	7.00%		2/7/2027	450	440	432

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													4,116	4,018
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,694	2,350	16

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		11.69%	SF+	6.00%		3/12/2025	1,140	1,133	1,140
			Secured Debt		3/12/2020		8.00%				3/12/2025	4,819	4,781	4,819
			Preferred Member Units	(8)	3/12/2020	39							1,440	4,000
													7,354	9,959
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (30)	8/6/2021		13.52%	SF+	8.00%		8/6/2026	4,167	4,123	4,040
			Secured Debt	(9)	8/6/2021		13.52%	SF+	8.00%		8/6/2026	15,260	15,098	14,797
													19,221	18,837
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016	861,618							3,335	23,135

CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (37)	12/27/2023			SF+	7.00%		6/27/2027	—	(44)	(44)
			Secured Debt	(9) (37)	12/27/2023			SF+	7.00%		6/27/2027	—	(44)	(44)
			Secured Debt	(9)	12/27/2023		12.45%	SF+	7.00%		6/27/2027	7,500	7,280	7,280
													7,192	7,192
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022								52	60

DMA Industries, LLC		Distributor of aftermarket ride control products
			Secured Debt		11/19/2021		12.00%				11/19/2026	4,700	4,642	4,700
			Preferred Equity		11/19/2021	1,486							1,486	1,920
													6,128	6,620
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,284	1,283
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	260
													2,060	1,543
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		10.45%	SF+	5.00%	10.45%	12/31/2026	2,070	1,912	1,912
			Secured Debt	(9)	12/20/2022		12.45%	SF+	7.00%	12.45%	12/31/2026	2,113	1,879	1,859
			Preferred Equity		12/20/2022	125,000							128	60
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													3,919	3,831

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (37)	10/3/2022			SF+	6.00%		10/3/2027	—	—	—
			Secured Debt		10/3/2022		12.00%				10/3/2027	1,227	1,200	1,200
			Secured Debt		10/3/2022		9.00%				10/3/2052	412	409	409
			Common Stock		10/3/2022	19							374	390
			Common Stock	(23)	10/3/2022	61							102	109
													2,085	2,108
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		11.79%	SF+	6.25%		12/29/2027	2,391	2,357	2,175

Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9) (37)	5/23/2022			P+	5.50%		5/23/2027	—	(11)	—
			Secured Debt	(9)	5/23/2022		11.98%	SF+	6.50%		5/23/2028	5,095	5,023	5,095
													5,012	5,095
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (37)	4/7/2023			SF+	8.00%		4/7/2029	—	(9)	(9)
			Secured Debt	(9)	4/7/2023		13.45%	SF+	8.00%		4/7/2029	6,924	6,742	6,924
			Common Equity		4/7/2023	170,998							174	190
													6,907	7,105
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		12.61%	SF+	7.00%		12/22/2026	308	306	302
			Secured Debt	(9)	12/22/2021		12.61%	SF+	7.00%		12/22/2026	3,681	3,659	3,614
													3,965	3,916
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (37)	11/10/2023			SF+	6.75%		11/10/2028	—	(76)	(76)
			Secured Debt	(9)	11/10/2023		12.22%	SF+	6.75%		11/10/2028	9,664	9,384	9,384
			Common Equity		11/10/2023								210	210
													9,518	9,518
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		11.65%	SF+	6.00%		1/15/2026	494	492	494
			Secured Debt		12/2/2016		12.50%				1/15/2026	9,744	9,697	9,744
			Preferred Member Units		12/2/2016	56							713	4,370
			Preferred Member Units	(23)	12/2/2016	56							38	230
													10,940	14,838
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (17)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	205	205	186
			Secured Debt	(9) (17)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	2,036	2,036	1,849
													2,241	2,035
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (37)	8/1/2022			SF+	6.50%		8/1/2027	—	(14)	(14)
			Secured Debt	(9)	8/1/2022		11.86%	SF+	6.50%		8/1/2027	1,995	1,962	1,995
			Secured Debt	(9)	8/1/2022		11.86%	SF+	6.50%		8/1/2027	4,925	4,854	4,925

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													6,802	6,906
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		15.91%	SF+	8.25%	2.00%	6/30/2026	7,964	7,813	7,313

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (37)	7/30/2021			SF+	5.75%		7/30/2026	—	(13)	—
			Secured Debt	(9)	7/30/2021		10.96%	SF+	5.50%		7/30/2028	6,266	6,200	6,266
			Secured Debt	(9)	7/30/2021		10.96%	SF+	5.50%		7/30/2028	1,942	1,921	1,942
													8,108	8,208
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Secured Debt	(9) (29)	6/8/2023		12.41%	SF+	7.00%		6/30/2028	791	791	786
			Secured Debt	(9)	6/8/2023		12.45%	SF+	7.00%		6/30/2028	10,384	10,068	10,318
			Common Equity		6/8/2023	422							580	550
													11,439	11,654
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		14.25%	SF+	7.75%	1.00%	7/31/2024	17,012	17,010	15,816

Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9) (32)	8/13/2021		12.22%	SF+	6.75%		8/13/2026	752	734	752
			Secured Debt	(9)	8/13/2021		12.22%	SF+	6.75%		8/13/2026	11,436	11,330	11,436
			Preferred Member Units	(8) (23)	1/31/2018	336	10.00%			10.00%			321	415
			Preferred Member Units	(8) (23)	5/17/2019	187	20.00%			20.00%			240	279
			Member Units	(23)	6/17/2016	2,100							2,100	1,610
													14,725	14,492
Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		13.00%				3/31/2028	4,388	4,314	4,314
			Preferred Equity		3/31/2023	20,000							1,000	1,000
													5,314	5,314
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9)	11/1/2021		11.21%	SF+	5.75%		11/1/2026	1,881	1,829	1,881
			Secured Debt	(9)	11/1/2021		11.21%	SF+	5.75%		11/1/2026	9,690	9,579	9,690
													11,408	11,571
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (37)	7/19/2023			SF+	6.25%		7/19/2028	—	(40)	(40)
			Secured Debt	(9) (37)	7/19/2023			SF+	6.25%		7/19/2029	—	(33)	(33)
			Secured Debt	(9)	7/19/2023		11.65%	SF+	6.25%		7/19/2029	8,373	8,143	8,287
			Common Equity		7/19/2023	47,847							239	239
													8,309	8,453
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (31)	4/3/2023		13.53%	SF+	8.00%		4/3/2028	676	659	664
			Secured Debt	(9)	4/3/2023		13.55%	SF+	8.00%		4/3/2028	6,256	6,115	6,144

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	6/14/2023		13.55%	SF+	8.00%		4/3/2028	1,260	1,231	1,237
			Common Equity		4/3/2023	101,719							322	190
													8,327	8,235
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (28)	12/9/2021		15.48%	SF+	10.00%		8/7/2023	1,835	1,835	1,781
			Secured Debt	(9) (14) (17)	8/7/2019		12.46%	SF+	7.00%	12.46%	8/7/2023	7,334	7,254	433
			Common Stock		12/7/2021	2,143							—	—
													9,089	2,214
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		11.47%	SF+	6.00%		7/19/2025	5,544	5,539	5,370

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		12.00%	SF+	6.50%		8/28/2025	519	516	509
			Secured Debt	(9)	8/28/2019		12.00%	SF+	6.50%		8/28/2025	16,812	16,751	16,515
													17,267	17,024
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		11.36%	SF+	5.75%		3/25/2027	6,656	6,537	5,325

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.50%				1/31/2028	1,128	1,108	1,108
			Secured Debt		9/1/2021		13.50%				1/31/2028	735	722	722
			Secured Debt		11/15/2021		13.50%				1/31/2028	2,236	2,236	2,236
			Secured Debt		11/15/2021		13.50%				1/31/2028	4,906	4,815	4,815
			Secured Debt		1/31/2023		13.50%				1/31/2028	2,641	2,525	2,525
			Common Stock		8/3/2021	50,753							689	670
													12,095	12,076
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	4/13/2023		11.04%	SF+	5.50%	8.54%	4/14/2028	2,615	2,374	2,301
			Common Equity		4/13/2023	186,322							—	—
													2,374	2,301
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		16.59%	SF+	9.00%	2.00%	6/21/2027	207	201	201
			Secured Debt	(9)	6/21/2023		16.59%	SF+	9.00%	2.00%	6/21/2027	178	174	174
			Secured Debt	(9)	6/21/2023		15.59%	SF+	8.00%	2.00%	6/21/2027	1,084	842	842
			Secured Debt	(9)	6/21/2023		17.59%	SF+	10.00%	2.00%	6/21/2027	1,091	848	848
			Warrants	(27)	6/21/2023	48,327					6/21/2033		523	523
													2,588	2,588
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		12.46%	SF+	7.00%		11/4/2024	1,675	1,649	1,675
			Secured Debt	(9)	11/8/2021		12.46%	SF+	7.00%		11/4/2024	3,948	3,948	3,948
			Preferred Equity		11/8/2021	5,653,333							216	2,190

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													5,813	7,813
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9) (14)	11/15/2021		23.63%	SF+	18.00%	23.63%	1/31/2024	2,048	2,048	1,747
			Secured Debt	(9) (14)	8/21/2019		21.63%	SF+	16.00%	21.63%	8/21/2024	1,708	1,701	121
			Secured Debt	(9) (14)	8/21/2019		21.63%	SF+	16.00%	21.63%	8/21/2024	1,643	1,635	117
			Common Stock		8/21/2019	392,514							3,678	—
													9,062	1,985
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(37)	12/10/2021						12/10/2026	—	(4)	—
			Secured Debt		12/10/2021		15.00%				12/10/2026	2,690	2,645	2,690
			Preferred Equity		12/10/2021	368							404	1,070
													3,045	3,760
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	2,850	2,814	2,814
			Preferred Equity	(8)	3/28/2022	11,934							1,193	1,193
													4,007	4,007
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (41)	12/22/2021		11.64%	SF+	6.00%		12/22/2026	261	253	261
			Secured Debt	(9)	12/22/2021		11.61%	SF+	6.00%		12/22/2026	3,000	2,963	3,000
			Common Equity		12/22/2021	140,351							140	140
													3,356	3,401
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		14.75%	SF+	9.25%		10/4/2026	1,292	1,235	1,180
			Secured Debt	(9)	10/4/2021		14.75%	SF+	9.25%		10/4/2026	9,310	9,205	8,475
													10,440	9,655
Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/9/2019		10.62%	SF+	5.00%		5/9/2026	5,765	5,736	5,592

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	5/2/2019		12.71%	SF+	7.25%		9/25/2024	7,960	7,933	7,960
			Secured Debt	(9)	5/2/2019		12.71%	SF+	7.25%		9/25/2024	5,246	5,228	5,246
			Secured Debt	(9)	11/20/2020		12.71%	SF+	7.25%		9/25/2024	—	—	—
			Secured Debt	(9)	2/26/2021		12.71%	SF+	7.25%		9/25/2024	871	868	871
			Secured Debt	(9)	5/12/2022		12.71%	SF+	7.25%		9/25/2024	8,822	8,781	8,822
													22,810	22,899
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		15.54%	SF+	9.00%	1.00%	8/16/2026	4,920	4,861	4,417

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		13.25%	P+	4.75%		12/22/2024	11,552	11,285	9,069

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9) (37)	3/15/2021			SF+	6.75%		3/15/2026	—	(36)	—
			Secured Debt	(9)	3/15/2021		12.28%	SF+	6.75%		3/15/2026	16,721	16,568	16,721
													16,532	16,721
MB2 Dental Solutions, LLC	(11)	Dental Partnership Organization
			Secured Debt	(9)	1/28/2021		11.46%	SF+	6.00%		1/29/2027	2,803	2,771	2,803
			Secured Debt	(9)	1/28/2021		11.46%	SF+	6.00%		1/29/2027	3,925	3,880	3,925
			Secured Debt	(9)	1/28/2021		11.46%	SF+	6.00%		1/29/2027	3,464	3,424	3,464
			Secured Debt	(9)	1/28/2021		11.46%	SF+	6.00%		1/29/2027	7,796	7,725	7,796
													17,800	17,988
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(37)	10/19/2022						10/19/2024	—	—	—
			Secured Debt		10/19/2022		12.75%				10/19/2027	1,748	1,707	1,707
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			443	443
			Common Stock		10/19/2022	112,865							113	110
													2,263	2,260
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (37)	4/4/2022			SF+	6.25%		4/3/2028	—	(6)	(6)
			Secured Debt	(9)	4/4/2022		11.46%	SF+	6.00%		4/3/2028	2,671	2,632	2,671
													2,626	2,665
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		12.52%	SF+	7.00%		12/31/2026	18,152	17,863	17,524

Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (37)	11/30/2023			SF+	6.25%		11/30/2028	—	(28)	(28)
			Secured Debt	(9) (37)	11/30/2023			SF+	6.25%		11/30/2028	—	(10)	(10)
			Secured Debt	(9)	11/30/2023		10.64%	SF+	5.25%		11/30/2028	3,225	3,149	3,149
			Secured Debt	(9)	11/30/2023		12.64%	SF+	7.25%		11/30/2028	3,225	3,146	3,146
			Common Equity		11/30/2023	300,000							300	300
													6,557	6,557
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	1,120	1,106	1,133
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	2,912	2,870	3,184
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	4,957	4,890	4,957
			Common Stock		8/30/2022	12,798,820							256	197
													9,122	9,471
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (37)	12/18/2019			SF+	7.00%		12/18/2026	—	(4)	(3)
			Secured Debt	(9) (37)	12/18/2019			SF+	7.00%		12/18/2026	—	(12)	(12)
			Secured Debt	(9)	12/18/2019		12.54%	SF+	7.00%		12/18/2026	10,991	10,888	10,991
			Secured Debt	(9)	12/18/2023		12.52%	SF+	7.00%		12/18/2026	3,878	3,807	3,878
													14,679	14,854

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Obra Capital, Inc. (f/k/a Vida Capital, Inc.)	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		11.47%	SF+	6.00%		10/1/2026	7,043	6,711	6,039

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9) (37)	1/19/2022			SF+	5.75%		1/19/2027	—	(11)	—
			Secured Debt	(9) (43)	1/19/2022		11.24%	SF+	5.75%		1/19/2027	423	414	421
			Secured Debt	(9)	1/19/2022		11.25%	SF+	5.75%		1/19/2027	2,456	2,412	2,442
													2,815	2,863
Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (37)	6/7/2023			SF+	6.75%		6/7/2028	—	(35)	(35)
			Secured Debt	(9) (37)	6/7/2023			SF+	6.75%		6/7/2028	—	(35)	(35)
			Secured Debt	(9)	6/7/2023		12.12%	SF+	6.75%		6/7/2028	7,939	7,729	7,939
			Common Equity		6/7/2023	532							532	500
													8,191	8,369
PrimeFlight Aviation Services	(10)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		12.28%	SF+	6.85%		5/1/2029	5,970	5,813	5,970
			Secured Debt	(9)	9/7/2023		12.20%	SF+	6.85%		5/1/2029	570	553	570
													6,366	6,540
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (45)	8/19/2022		12.80%	SF+	7.25%		8/19/2027	198	189	196
			Secured Debt	(9)	8/19/2022		12.88%	SF+	7.25%		8/19/2027	1,734	1,707	1,720
													1,896	1,916
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Secured Debt	(9) (37)	10/2/2023			SF+	8.00%		10/2/2028	—	(19)	(19)
			Secured Debt	(9)	10/2/2023		13.70%	SF+	8.00%		10/2/2028	3,906	3,813	3,813
			Preferred Equity		10/2/2023	1,302,083							1,302	1,302
													5,096	5,096
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (32)	4/8/2021		12.22%	SF+	6.75%		4/8/2026	796	789	745
			Secured Debt	(9)	4/8/2021		12.21%	SF+	6.75%		4/8/2026	12,917	12,829	12,089
													13,618	12,834
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		11.14%	SF+	5.50%		12/20/2024	9,691	9,691	7,237

Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (34)	8/24/2023		18.47%	SF+	6.50%		8/24/2028	833	781	818
			Secured Debt	(9)	8/24/2023		11.88%	SF+	6.50%		8/24/2028	10,553	10,261	10,362
													11,042	11,180
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (37)	8/27/2021			SF+	6.50%		8/27/2026	—	(10)	—
			Secured Debt	(9)	8/27/2021		12.16%	SF+	6.50%		8/27/2026	4,219	4,150	4,142

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	8/27/2021		14.16%	SF+	8.50%		8/27/2026	4,219	4,150	4,082
													8,290	8,224
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		13.54%	SF+	6.00%	2.00%	11/16/2025	6,410	6,389	6,383
			Secured Debt	(9)	7/16/2021		13.54%	SF+	6.00%	2.00%	11/16/2025	9,022	8,991	8,984
													15,380	15,367
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				12/22/2027	2,860	2,777	2,860
			Common Stock		9/13/2018	17,500							114	600
													2,891	3,460
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9)	12/10/2021		11.46%	SF+	6.00%		12/13/2026	38	34	34
			Secured Debt	(9)	12/10/2021		11.70%	SF+	6.00%		12/13/2026	2,979	2,943	2,979
			Common Equity		12/10/2021	60,606							61	59
													3,038	3,072
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (37)	7/1/2022			SF+	8.00%		7/1/2027	—	(14)	—
			Secured Debt	(9)	7/1/2022		13.72%	SF+	8.00%		7/1/2027	4,925	4,857	4,925
			Common Stock		7/1/2022	200,000							200	160
													5,043	5,085
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(23)	7/7/2021	1,000,000							1,000	2,840

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		13.00%				8/9/2026	40	37	37
			Secured Debt		8/9/2021		13.00%				8/9/2026	1,880	1,858	1,841
			Preferred Stock		9/1/2023	43,027							43	43
			Preferred Stock	(8)	8/9/2021	320,000							1,600	1,600
													3,538	3,521
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		12.53%	SF+	7.15%	6.00%	5/2/2027	6,802	2,623	2,438
			Secured Debt	(14)	6/1/2023						5/2/2027	692	15	—
													2,638	2,438
USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		11.46%	SF+	6.00%		9/8/2026	12,405	12,308	12,405
			Secured Debt	(9)	7/19/2023		11.96%	SF+	6.50%		9/8/2026	4,825	4,742	4,825
			Secured Debt	(9)	11/21/2023		11.96%	SF+	6.50%		9/8/2026	2,515	2,468	2,515
													19,518	19,745
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		12.99%	SF+	7.50%		4/5/2029	3,000	2,923	3,000

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	2,180

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(9)	12/22/2023		12.63%	SF+	7.00%		12/22/2028	12,500	12,193	12,193

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	769,231							769	1,911

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (37)	7/19/2021			SF+	7.00%		7/19/2026	—	(5)	(5)
			Secured Debt	(9)	7/19/2021		12.54%	SF+	7.00%		7/19/2026	4,654	4,600	4,654
			Common Stock		7/19/2021	500,000							500	910
													5,095	5,559
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9) (41)	12/17/2021		11.50%	SF+	6.00%		12/17/2026	253	249	253
			Secured Debt	(9)	12/17/2021		11.50%	SF+	6.00%		12/17/2026	53	47	53
			Secured Debt	(9)	12/17/2021		11.50%	SF+	6.00%		12/17/2026	2,166	2,146	2,166
			Secured Debt	(9)	12/17/2021		11.50%	SF+	6.00%		12/17/2026	1,955	1,936	1,955
													4,378	4,427
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (42)	3/1/2022		11.34%	SF+	6.00%		3/1/2028	665	654	665
			Secured Debt	(9)	3/1/2022		11.35%	SF+	6.00%		3/1/2028	2,948	2,907	2,947
			Secured Debt	(9)	11/3/2023		11.35%	SF+	6.00%		3/1/2028	1,467	1,438	1,467
			Common Stock		3/1/2022	200,000							200	390
													5,199	5,469
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (35)	11/19/2021		12.64%	SF+	7.00%		11/19/2026	2,778	2,745	2,778
			Secured Debt	(9)	11/19/2021		12.66%	SF+	7.00%		11/19/2026	2,583	2,528	2,583
			Secured Debt	(9)	11/19/2021		12.66%	SF+	7.00%		11/19/2026	11,625	11,479	11,625
													16,752	16,986
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	1,627	1,601	1,601
			Preferred Equity	(8)	12/12/2022	530							530	530
													2,131	2,131
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9) (37)	12/17/2021			SF+	5.25%		12/17/2026	—	(5)	—
			Secured Debt	(9)	12/17/2021		11.22%	SF+	5.75%		12/17/2027	1,188	1,163	1,188
			Secured Debt	(9)	12/17/2021		11.25%	SF+	5.75%		12/17/2027	2,352	2,321	2,352
													3,479	3,540
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		13.00%	SF+	7.50%		8/9/2026	5,584	5,485	5,110

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (33)	2/11/2022		12.71%	SF+	7.25%		3/1/2024	2,356	2,352	2,234
			Secured Debt	(9) (33)	2/11/2022		12.71%	SF+	7.25%		3/1/2024	591	589	555
													2,941	2,789
Subtotal Non-Control/Non-Affiliate Investments (120.2% of net assets at fair value)													$763,781	$747,972
Total Portfolio Investments, December 31, 2023 (175.6% of net assets at fair value)													$1,038,318	$1,092,895
Money market funds (included in cash and cash equivalents) (16)
Fidelity Government Portfolio Class III Fund (38)													$3,188	$3,188
First American Treasury Obligations Fund Class Z (39)													17,656	17,656
Total money market funds													$20,844	$20,844
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 95% of these floating rate loans (based on the par amount) contain LIBOR or Term SOFR ("SOFR") floors which range between 0.75% and 2.00%, with a weighted-average floor of 1.17%.
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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)
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
(16)Money market fund interests included in cash and cash equivalents.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of December 31, 2023.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)Portfolio company headquarters are located outside of the United States.
(22)Investment date represents the date of initial investment in the security position.
(23)Shares/Units represent ownership in a related Real Estate or HoldCo entity.
(24)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)A majority of the variable rate loans in the Company’s Investment Portfolio bear interest at a rate that may be determined by reference to either LIBOR (“L”), SOFR (“SF”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2023, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.43%.
(26)As of December 31, 2023, borrowings under the loan facility bear interest at SOFR+7.00% (Floor 1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+10.00%. RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(29)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+7.00% (Floor 1.50%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(30)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+8.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(31)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+8.00% (Floor 2.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(32)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+6.75% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)
(33)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+7.25% (Floor 1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(34)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+6.50% (Floor 2.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(35)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+7.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(36)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(37)The position is unfunded and no interest income is being earned as of December 31, 2023. The position may earn a nominal unused facility fee on committed amounts.
(38)Effective yield as of December 31, 2023 was approximately 5.25% on the Fidelity Government Portfolio Class III Fund.
(39)Effective yield as of December 31, 2023 was approximately 5.23% on the First American Treasury Obligations Fund Class Z.
(40)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.
(41)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+6.00% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(42)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+6.00% (Floor 0.75%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(43)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+5.75% (Floor 1.00%). Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(44)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+7.00% (Floor 2.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.
(45)As of December 31, 2023, borrowings under the loan facility bore interest at SOFR+7.25% (Floor 1.00%). RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2023.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	07/17/2017	39.0%							$713	$588

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		10.12%	L+	6.00%		12/21/2023	330	324	330
			Secured Debt		12/19/2014		12.12%	L+	8.00%		10/29/2026	19,944	19,753	19,943
			Member Units	(8)	12/19/2014	2,896							6,435	21,890
													26,512	42,163
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/01/2017	49.3%							3,895	7,552

Subtotal Control Investments (8.3% of net assets at fair value)													$31,120	$50,303
Affiliate Investments (6)
AFG Capital Group, LLC		Provider of Rent-to-Own Financing Solutions and Services
			Preferred Member Units	(8)	11/07/2014	46							$300	$2,350

Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	08/16/2019			L+	10.00%		8/16/2024	—	(2)	(2)
			Secured Debt	(9)	08/16/2019		14.13%	L+	10.00%		8/16/2024	1,166	1,135	1,135
			Preferred Member Units		05/20/2021	607							607	880
			Preferred Member Units		08/16/2019	800	14.13%						800	—
			Warrants	(27)	08/16/2019	105					8/16/2029		79	—
													2,619	2,013
ATX Networks Corp.	(11)	Provider of Radio Frequency Management Equipment
			Secured Debt	(9)	09/01/2021		12.23%	L+	7.50%		9/1/2026	6,811	6,266	6,368
			Unsecured Debt		09/01/2021		10.00%			10.00%	9/1/2028	3,417	2,337	2,614
			Common Stock		09/01/2021	585							—	3,290
													8,603	12,272
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12							528	1,107

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		03/07/2022						3/31/2027	—	(1)	(1)
			Secured Debt		03/07/2022		11.00%				3/31/2027	1,225	1,205	1,205
			Preferred Stock	(8)	03/07/2022	453							455	455
													1,659	1,659
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	01/09/2018		14.12%	L+	10.00%		1/9/2023	1,491	1,491	1,491
			Preferred Member Units	(8)	01/09/2018	737							1,070	1,770
													2,561	3,261

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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		08/31/2015		13.00%				12/31/2022	1,539	1,539	1,137
			Preferred Member Units		03/15/2019	16,500							1,100	—
			Preferred Member Units		09/01/2015	1,000							1,500	—
													4,139	1,137
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt		08/18/2014						1/31/2024	—	—	—
			Secured Debt		08/18/2014		10.00%				1/31/2024	1,436	1,436	1,436
			Common Stock	(8)	08/18/2014	1,468							680	5,708
													2,116	7,144
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		02/28/2018						2/28/2025	—	—	—
			Secured Debt		02/28/2018		11.00%				2/28/2025	2,866	2,828	2,119
			Preferred Member Units	(8)	02/28/2018	25,786,046							2,053	280
													4,881	2,399
NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	01/31/2017		10.63%	L+	6.50%		1/31/2025	1,100	1,097	1,100
			Secured Debt		01/31/2017		12.00%				1/31/2025	4,610	4,603	4,603
			Preferred Member Units		11/02/2022	515							515	1,290
			Preferred Member Units		01/31/2017	102							2,550	2,010
													8,765	9,003
Oneliance, LLC		Construction Cleaning Company
			Secured Debt	(9)	08/06/2021		15.13%	L+	11.00%		8/6/2026	1,400	1,380	1,380
			Preferred Stock		08/06/2021	264							264	264
													1,644	1,644
Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9)	07/30/2021			L+	11.00%		7/31/2026	—	(2)	(2)
			Secured Debt	(9)	07/30/2021		15.13%	L+	11.00%		7/31/2026	5,900	5,814	5,814
			Preferred Stock	(8) (23)	07/30/2021	2,500							2,500	2,940
													8,312	8,752
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(9)	12/15/2021						12/15/2026	—	(8)	(8)
			Secured Debt	(9)	12/15/2021		12.50%				12/15/2026	3,965	3,902	3,902
			Preferred Equity		12/15/2021	1,230							1,230	1,650
													5,124	5,544
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		08/31/2018						8/31/2023	—	—	—
			Secured Debt		08/31/2018		9.50%				8/31/2023	29,929	29,795	29,929
			Preferred Member Units	(8)	08/31/2018	52							406	4,550
													30,201	34,479
Sonic Systems International, LLC	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	08/20/2021		11.24%	L+	7.50%		8/20/2026	18,425	18,143	18,425
			Common Stock		08/20/2021	11,647							1,584	1,490
													19,727	19,915
Student Resource Center, LLC	(10)	Higher Education Services

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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		07/06/2018		12.00%			1.50%	1/6/2024	190	189	190
			Preferred Member Units	(8) (23)	11/12/2019	122,416				16.00%			—	270
			Preferred Member Units	(8) (23)	07/06/2018	1,548,387	8.00%			8.00%			1,161	4,561
													1,350	5,021
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9)	06/30/2022			SF+	1.00%	6.00%	6/30/2028	—	(22)	(22)
			Secured Debt	(9)	06/30/2022		11.40%	SF+	1.00%	6.00%	6/30/2028	7,991	7,848	7,991
													7,826	7,969
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		03/10/2017	1,050,000							1,050	420

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	10/19/2022			L+	8.50%		8/28/2025	—	—	—
			Secured Debt	(9)	08/28/2020		12.94%	L+	8.50%		8/28/2025	3,473	2,455	3,366
			Common Stock	(8)	10/01/2020	700,446							—	4,708
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	1,173
													3,566	9,247
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		09/23/2021		10.00%				2/28/2027	80	80	80
			Member Units	(8)	06/30/2017	540,000							564	741
													644	821
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(8) (24)	07/21/2014	0.5%							2,449	1,576
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.2%							8,737	9,082
													11,186	10,658
Buca C, LLC		Casual Restaurant Group
			Secured Debt		06/30/2015		9.00%				6/30/2023	11,740	11,740	8,345
			Preferred Member Units		06/30/2015	4	6.00%			6.00%			3,040	—
													14,780	8,345
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	06/14/2021			L+	5.00%		6/10/2026	—	(19)	—
			Secured Debt	(9)	06/14/2021		8.91%	L+	5.00%		6/10/2028	13,255	13,070	13,255
													13,051	13,255
Cadence Aerospace LLC	(10)	Aerostructure Manufacturing
			Secured Debt	(9) (30)	11/14/2017		11.99%	L+	8.50%	0.01%	11/14/2023	20,112	20,066	20,112

CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity	(8)	12/13/2021	379,338							379	379
			Preferred Equity		12/13/2021	126,446							—	—

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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		11/19/2021		12.00%				11/19/2026	5,300	5,217	5,300
			Preferred Equity		11/19/2021	1,486							1,486	1,820
													6,703	7,120
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Secured Debt	(9)	04/13/2018			L+	7.50%		4/13/2023	—	(1)	(1)
			Secured Debt	(9)	04/13/2018		12.24%	L+	7.50%		4/13/2023	6,119	6,110	5,978
			Class AA Preferred Member Units (non-voting)	(8)	04/13/2018		10.00%			10.00%			1,161	1,161
			Class A Preferred Member Units		04/13/2018	776,316	8.00%			8.00%			776	380
													8,046	7,518
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		9.18%	SF+	4.50%	9.18%	12/31/2026	1,875	1,717	1,717
			Secured Debt	(9)	12/20/2022		11.18%	SF+	6.50%	11.18%	12/31/2026	1,875	1,642	1,642
			Preferred Equity		12/20/2022	125,000							128	128
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													3,487	3,487
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9)	10/03/2022			SF+	6.00%		10/3/2027	—	(1)	(1)
			Secured Debt		10/03/2022		12.00%				10/3/2027	1,227	1,192	1,192
			Secured Debt		10/03/2022		9.00%				10/3/2052	415	411	411
			Common Stock		10/03/2022	25							497	497
			Common Stock	(23)	10/03/2022	61							102	102
													2,201	2,201
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	02/10/2022		10.67%	SF+	6.25%		2/10/2028	2,453	2,411	2,328

Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9)	05/23/2022		11.68%	SF+	6.50%		5/23/2027	41	27	41
			Secured Debt	(9)	05/23/2022		10.92%	SF+	6.50%		5/23/2028	5,159	5,070	5,159
													5,097	5,200
EPIC Y-Grade Services, LP	(11)	NGL Transportation & Storage
			Secured Debt	(9)	06/22/2018		10.70%	L+	6.00%		6/30/2027	6,840	6,777	6,156

Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9) (23)	12/22/2021		10.67%	L+	7.00%		12/22/2026	308	305	292
			Secured Debt	(9) (23)	12/22/2021		10.67%	L+	7.00%		12/22/2026	3,692	3,663	3,507
													3,968	3,799
Flip Electronics LLC	(10)	Distributor of Hard-to-Find and Obsolete Electronic Components
			Secured Debt	(9)	03/24/2022		11.21%	SF+	7.50%		1/2/2026	818	818	818
			Secured Debt	(9)	01/04/2021		12.19%	SF+	7.50%		1/2/2026	12,327	12,055	12,327
													12,873	13,145

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/02/2016		10.13%	L+	6.00%		1/15/2026	796	796	796
			Secured Debt		12/02/2016		9.00%				1/15/2026	8,200	8,147	8,200
			Preferred Member Units	(8)	12/02/2016	56							713	4,370
			Preferred Member Units	(23)	12/02/2016	56							38	230
													9,694	13,596
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	12/21/2018		14.34%	SF+	9.50%	2.00%	12/21/2023	180	179	175
			Secured Debt	(9)	12/21/2018		14.34%	SF+	9.50%	2.00%	12/21/2023	1,780	1,772	1,731
													1,951	1,906
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9)	08/01/2022			SF+	6.50%		8/1/2027	—	(18)	(18)
			Secured Debt	(9)	08/01/2022			SF+	6.50%		8/1/2027	—	(18)	(18)
			Secured Debt	(9)	08/01/2022		10.62%	SF+	6.50%		8/1/2027	4,975	4,884	4,975
													4,848	4,939
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt		06/30/2021		12.07%	SF+	8.25%		6/30/2026	7,875	7,762	6,826

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (37)	07/30/2021		10.17%	SF+	5.75%		7/30/2026	465	447	465
			Secured Debt	(9)	07/30/2021		10.17%	SF+	5.75%		7/30/2028	8,291	8,186	8,291
													8,633	8,756
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	06/01/2017		13.98%	L+	7.75%	1.50%	4/30/2024	16,921	16,914	15,961

Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Secured Debt		11/28/2022		14.42%	SF+	10.00%	14.42%	2/27/2023	481	459	459
			Secured Debt	(14)	12/10/2020		6.00%			6.00%	11/20/2023	10,902	10,443	4,515
			Preferred Stock (non-voting)		12/10/2020		6.00%			6.00%			2,470	—
			Preferred Stock (non-voting)		12/10/2020								—	—
			Member Units		11/20/2018	1,191,667							1,192	—
			Warrants		11/20/2018	185,757					11/19/2028		—	—
													14,564	4,974
Industrial Services Acquisition, LLC	(10)	Industrial Cleaning Services
			Secured Debt	(9)	08/13/2021		11.50%	L+	6.75%		8/13/2026	387	359	387
			Secured Debt	(9)	08/13/2021		11.50%	L+	6.75%		8/13/2026	10,871	10,738	10,871
			Preferred Member Units	(8) (23)	01/31/2018	336	10.00%			10.00%			301	338
			Preferred Member Units	(8) (23)	05/17/2019	187	20.00%			20.00%			215	217
			Member Units	(23)	06/17/2016	2,100							2,100	1,400
													13,713	13,213
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9)	11/01/2021			L+	5.50%		11/1/2026	—	(48)	(48)

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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2022
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	04/04/2022			SF+	6.25%		4/3/2028	—	(7)	(7)
			Secured Debt	(9)	04/04/2022		9.86%	SF+	6.25%		4/3/2028	3,142	3,085	3,034
													3,078	3,027
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		10.66%	L+	6.25%		10/24/2024	18,769	18,559	18,338

MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	05/24/2022			L+	7.00%		5/24/2027	—	(19)	(19)
			Secured Debt	(9)	05/24/2022		11.73%	L+	7.00%		5/24/2027	2,882	2,828	3,139
			Secured Debt	(9)	05/24/2022		11.73%	L+	7.00%		5/24/2027	4,906	4,820	4,906
			Common Stock		08/30/2022	12,798,820							256	256
													7,885	8,282
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9)	12/18/2019			L+	6.25%		12/18/2024	—	(1)	—
			Secured Debt	(9)	12/18/2019			L+	6.25%		12/18/2024	—	(23)	(23)
			Secured Debt	(9)	12/18/2019		9.99%	L+	6.25%		12/18/2024	11,634	11,524	11,634
													11,500	11,611
NTM Acquisition Corp.	(11)	Provider of B2B Travel Information Content
			Secured Debt	(9)	07/12/2016		9.50%	L+	6.25%	1.00%	6/7/2024	4,036	4,034	3,915

NWN Corporation	(10)	Value Added Reseller and Provider of Managed Services to a Diverse Set of Industries
			Secured Debt	(9) (39)	05/07/2021		10.85%	SF+	8.00%		5/7/2026	1,570	1,519	1,482
			Secured Debt	(9)	05/07/2021		12.56%	SF+	8.00%		5/7/2026	20,786	20,476	19,620
			Secured Debt		12/16/2022		20.00%			20.00%	8/6/2026	3,226	3,065	3,065
													25,060	24,167
OVG Business Services, LLC	(10)	Venue Management Services
			Secured Debt	(9)	11/29/2021		10.64%	L+	6.25%		11/19/2028	17,413	17,265	16,368

Paragon Healthcare, Inc.	(10)	Infusion Therapy Treatment Provider
			Secured Debt	(9)	01/19/2022		10.26%	SF+	5.75%		1/19/2027	71	57	70
			Secured Debt	(9) (29)	01/19/2022		9.96%	SF+	5.75%		1/19/2027	356	343	349
			Secured Debt	(9)	01/19/2022		9.81%	SF+	5.75%		1/19/2027	2,363	2,304	2,317
													2,704	2,736
PTL US Bidco, Inc	(13) (40)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells.
			Secured Debt	(9)	08/19/2022			SF+	7.25%		8/19/2027	—	(12)	(12)
			Secured Debt	(9)	08/19/2022		11.80%	SF+	7.25%		8/19/2027	1,852	1,817	1,828
													1,805	1,816
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	04/08/2021			SF+	6.75%		4/8/2026	—	(11)	(11)

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
(40)Portfolio company headquarters are located outside of the United States.

MSC INCOME FUND, INC.

Notes to the Consolidated Financial Statements

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION
1.Organization
MSC Income Fund, Inc. (“MSIF” or, together with its consolidated subsidiaries, “MSC Income Fund” or the “Company”) is a principal investment firm primarily focused on providing debt capital to middle market (“Middle Market”) companies and customized debt and equity financing to lower middle market (“LMM”) companies. MSC Income Fund’s portfolio investments are typically made to support leveraged buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in a variety of industry sectors. MSC Income Fund seeks to partner with private equity funds in its Private Loan (as defined below) and Middle Market investment strategies. MSC Income Fund invests primarily in secured debt investments of Middle Market companies generally headquartered in the United States and in secured debt investments, equity investments, warrants and other securities of LMM companies based in the United States. MSC Income Fund seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” financing alternatives within its LMM investment strategy.
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
2.Basis of Presentation
MSC Income Fund’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income Fund’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. The Investment Portfolio, as used herein, refers to all of MSC Income Fund’s investments in Private Loan portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio investments (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of MSC Income Fund’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). MSC Income Fund’s results of operations and cash flows for the years ended December 31, 2023, 2022 and 2021 and financial position as of December 31, 2023 and 2022, are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.

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
MSC Income Fund’s portfolio strategy calls for it to invest primarily in debt securities issued by Middle Market companies and illiquid debt and equity securities issued by privately held, LMM companies. The Middle Market companies in which MSC Income Fund invests are generally larger in size than the LMM companies and their debt securities can be more liquid than the debt securities issued by LMM companies. MSC Income Fund categorizes some of its investments in Middle Market companies and LMM companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have primarily been originated directly by our Adviser or, to a lesser extent, through our Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, MSC Income Fund’s Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are made in companies that are generally consistent with the size of companies MSC Income Fund invests in through its Middle Market portfolio and LMM portfolio. MSC Income Fund’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments which may be managed by third parties. MSC Income Fund’s portfolio investments may be subject to restrictions on resale.
Private Loan investments may include investments which have no established market or have established markets that are not active, while LMM investments and Other Portfolio investments generally have no established trading market. Middle Market portfolio investments generally have established markets that are not active. MSC Income Fund determines

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820, with such valuation process approved by its Board of Directors and in accordance with the 1940 Act. MSC Income Fund’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of MSC Income Fund’s Investment Portfolio.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income Fund performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income Fund, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding MSC Income Fund’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income Fund’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income Fund’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 55 and 51 Private Loan portfolio companies during the years ended December 31, 2023 and 2022, respectively, representing 79% and 83% of the total Private Loan portfolio at fair value as of December 31, 2023 and 2022, respectively. Excluding its investments in Private Loan portfolio companies that, as of December 31, 2023 and 2022, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, 90% and 94% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm for the years ended December 31, 2023 and 2022, respectively.
For valuation purposes, all of MSC Income Fund’s Private Loan portfolio investments are either non-control or affiliate investments. For Private Loan portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income Fund generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Private Loan debt investments in a

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
current hypothetical sale using the Yield-to-Maturity valuation method and such Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method.
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income Fund, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income Fund’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each LMM portfolio company at least once every calendar year, and for MSC Income Fund’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income Fund’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at MSC Income Fund’s determination of fair value for its investments in a total of 46 and 44 LMM portfolio companies during the years ended December 31, 2023 and 2022, respectively, representing 95% and 97% of the total LMM portfolio at fair value as of December 31, 2023 and 2022, respectively. Excluding its investments in LMM portfolio companies that, as of December 31, 2023 and 2022, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, over 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm for both of the years ended December 31, 2023 and December 31, 2022.
For valuation purposes, all of MSC Income Fund’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, MSC Income Fund uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income Fund generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. MSC Income Fund generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (97% and 91% as of December 31, 2023 and 2022, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) MSC Income Fund has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
For valuation purposes, all of MSC Income Fund’s Other Portfolio investments are non-control, affiliate or control investments. MSC Income Fund’s Other Portfolio investments comprised 2.3% and 2.7% of MSC Income Fund’s Investment Portfolio at fair value as of December 31, 2023 and 2022, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income Fund generally determines the fair value of these investments using the NAV valuation method.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income Fund’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. MSC Income Fund believes its Investment Portfolio as of December 31, 2023 and 2022 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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
Macroeconomic factors, including pandemics, risk of recession, inflation, supply chain constraints or disruptions, geopolitical disruptions and changing market index interest rates, and the related effect on the U.S. and global economies, have impacted, and may continue to impact, the businesses and operating results of certain of MSC Income Fund’s portfolio companies. As a result of these and other current effects of macroeconomic factors, as well as the uncertainty regarding the extent and duration of their impact, the valuation of MSC Income Fund’s Investment Portfolio has and may continue to experience increased volatility.
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. At December 31, 2023, the Company had $20.8 million of cash equivalents invested in AAA-rated money market funds. These highly liquid, short-term investments are included in the Consolidated Schedule of Investments.
At December 31, 2023 and December 31, 2022, cash balances totaling $9.0 million and $11.7 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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
As of December 31, 2023, investments on non-accrual status comprised 1.1% of MSC Income Fund’s total Investment Portfolio at fair value and 4.0% at cost. As of December 31, 2022, investments on non-accrual status comprised 0.8% of MSC Income Fund’s total Investment Portfolio at fair value and 4.8% at cost.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
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
MSC Income Fund holds certain debt and preferred equity instruments in its Investment Portfolio that contain payment-in-kind (“PIK”) interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the PIK interest and cumulative dividends in cash. MSC Income Fund stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2023, 2022 and 2021, (i) 3.8%, 2.5% and 2.3%, respectively, of MSC Income Fund’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1%, 0.6% and 0.3%, respectively, of MSC Income Fund’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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
A presentation of total investment income MSC Income Fund received from its Investment Portfolio in each of the periods presented is as follows:

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$116,976	$90,811	$72,536
Dividend income	11,255	9,442	15,880
Fee income	3,155	3,512	1,712
Total interest, fee and dividend income	$131,386	$103,765	$90,128
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
To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the interest income. For the years ended December 31, 2023, 2022 and 2021, 2.5%, 2.5%, and 5.7%, respectively, of MSC Income Fund’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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
To estimate the fair value of MSC Income Fund’s Series A Notes as disclosed in Note E — Debt, MSC Income Fund uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security. The inputs used to value MSC Income Fund’s debt instrument are considered to be Level 2 according to the ASC 820 fair value hierarchy.
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
In November 2022, the FASB issued ASU 2022-06, Reference rate reform (Topic 848) — Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 after which entities will no longer be permitted to apply the relief in Topic 848. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 and extended by ASU 2022-06 during the years ended December 31, 2023 and 2022, the effect of which was not material to the consolidated financial statements and the notes thereto. The Company will continue to utilize the optional expedients provided by ASU 2020-04 and extended by ASU 2022-06 through December 31,

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
2024. The Company does not expect ASU 2022-06 to have a material impact to the consolidated financial statements and the notes thereto.
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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted; however, the Company has not elected to adopt this provision as of the date of the financial statements contained in this report. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the consolidated financial statements and the notes thereto.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
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
As of December 31, 2023 and 2022, MSC Income Fund’s Private Loan portfolio investments primarily consisted of investments in secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, all of MSC Income Fund’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income Fund’s LMM portfolio investments were categorized as Level 3 as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, MSC Income Fund’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, MSC Income Fund’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income Fund’s Other Portfolio investments were categorized as Level 3 as of December 31, 2023 and 2022.

As of December 31, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
The following tables provide a summary of the significant unobservable inputs used to fair value MSC Income Fund’s Level 3 portfolio investments as of December 31, 2023 and 2022:

Type of Investment	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$254,770	Discounted cash flow	WACC	10.9% - 22.5%	14.4%	15.5%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.9x - 9.2x (2)	7.3x	6.5x
Debt investments	$777,003	Discounted cash flow	Risk adjusted discount factor (4)	9.8% - 16.8% (2)	13.1%	12.8%
			Expected principal recovery percentage	0.6% - 100.0%	99.6%	100.0%
Debt investments	$61,122	Market approach	Third-party quote	4.5 - 99.2	85.0	89.5
Total Level 3 investments	$1,092,895
_____________________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 8.0% - 27.3%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.
(4)Discount rate includes the effect of the standard SOFR base rate, as applicable.

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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
The following tables provide a summary of changes in fair value of MSC Income Fund’s Level 3 portfolio investments for the years ended December 31, 2023 and 2022 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2022	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of December 31, 2023
Debt	$852,282	$—	$(253,517)	$230,663	$33,078	$(5,467)	$(18,914)	$838,125
Equity	214,687	—	(15,329)	16,377	923	17,352	20,019	254,029
Equity Warrant	1,174	—	(284)	523	284	149	(1,105)	741
	$1,068,143	$—	$(269,130)	$247,563	$34,285	$12,034	$—	$1,092,895
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
At December 31, 2023 and 2022, MSC Income Fund’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$595,326	$—	$—	$595,326
LMM portfolio investments	386,956	—	—	386,956
Middle Market portfolio investments	85,990	—	—	85,990
Other Portfolio investments	24,623	—	—	24,623
Total investments	$1,092,895	$—	$—	$1,092,895

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)

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
MSC Income Fund’s private loan (“Private Loan”) investment strategy is focused on investments in privately held companies that are generally consistent with the size of its LMM portfolio companies or Middle Market portfolio companies, and its Private Loan investments generally range in size from $1 million to $20 million. MSC Income Fund’s Private Loan investments primarily consist of debt securities that have primarily been originated directly by the Adviser or, to a lesser extent, through the Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. MSC Income Fund’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. MSC Income Fund may have the option to co-invest with Main Street and the private equity sponsor in the equity securities of its Private Loan portfolio companies.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2023, 2022 and 2021, MSC Income Fund did not record investment income from any single portfolio company in excess of 10% of total investment income.
The following tables provide a summary of MSC Income Fund’s investments in the Private Loan, LMM and Middle Market portfolios as of December 31, 2023 and 2022 (this information excludes Other Portfolio investments, which are discussed further below):

	As of December 31, 2023
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	78	50	16
Fair value	$595.3	$387.0	$86.0
Cost	$586.4	$315.7	$114.7
Debt investments as a % of portfolio (at cost)	94.1%	70.2%	93.1%
Equity investments as a % of portfolio (at cost)	5.9%	29.8%	6.9%
% of debt investments at cost secured by first priority lien	100.0%	99.9%	100.0%
Weighted-average annual effective yield (b)	13.1%	13.0%	13.0%
Average EBITDA (c)	$30.5	$8.8	$74.2
_____________________________
(a)At December 31, 2023, MSC Income Fund had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on MSC Income Fund’s debt portfolio as of December 31, 2023 including debt investments on non-accrual status was 12.6% for its Private Loan portfolio, 13.0% for its LMM portfolio and 9.9% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
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
For the years ended December 31, 2023 and 2022, MSC Income Fund achieved a total return on investments of 13.6% and 9.1%, respectively. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. MSC Income Fund’s total return on investments is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
As of December 31, 2023, MSC Income Fund had Other Portfolio investments in four entities, collectively totaling $24.6 million in fair value and $21.5 million in cost basis and which comprised 2.3% and 2.1% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2022, MSC Income Fund had Other Portfolio investments in four entities, collectively totaling $29.0 million in fair value and $24.7 million in cost basis and which comprised 2.7% and 2.3% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
Private Loan, LMM and Middle Market portfolio investments, as of December 31, 2023 and 2022 (this information excludes Other Portfolio investments).

Cost:	December 31, 2023	December 31, 2022
First lien debt	86.5%	88.5%
Equity	13.3	10.8
Second lien debt	—	0.3
Equity warrants	0.2	0.2
Other	—	0.2
	100.0%	100.0%

Fair Value:	December 31, 2023	December 31, 2022
First lien debt	78.4%	81.4%
Equity	21.5	17.9
Second lien debt	—	0.3
Equity warrants	0.1	0.1
Other	—	0.3
	100.0%	100.0%
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of December 31, 2023 and 2022 (this information excludes Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2023	December 31, 2022
Southwest	23.8%	22.2%
Northeast	21.9	20.3
Southeast	17.8	17.8
Midwest	17.6	15.1
West	17.0	22.9
Canada	0.8	0.8
Other Non-United States	1.1	0.9
	100.0%	100.0%

Fair Value:	December 31, 2023	December 31, 2022
Southwest	26.8%	25.3%
Northeast	21.6	20.3
Midwest	18.3	15.9
West	16.4	21.1
Southeast	15.0	15.2
Canada	0.8	1.2
Other Non-United States	1.1	1.0
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
MSC Income Fund’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value as of December 31, 2023 and 2022 (this information excludes Other Portfolio investments).

Cost:	December 31, 2023	December 31, 2022
Internet Software & Services	8.8%	7.8%
Commercial Services & Supplies	8.5	11.3
Health Care Providers & Services	6.5	4.9
Machinery	6.0	5.9
Professional Services	5.7	3.7
Diversified Consumer Services	5.4	4.7
IT Services	5.2	4.9
Distributors	4.4	5.0
Containers & Packaging	4.3	3.4
Leisure Equipment & Products	3.7	3.7
Textiles, Apparel & Luxury Goods	3.1	2.0
Computers & Peripherals	2.9	1.9
Specialty Retail	2.7	4.0
Communications Equipment	2.7	3.5
Aerospace & Defense	2.6	3.6
Media	2.5	2.4
Construction & Engineering	2.5	2.5
Electrical Equipment	2.2	1.8
Building Products	2.1	2.4
Hotels, Restaurants & Leisure	2.1	2.0
Diversified Financial Services	2.1	1.7
Household Products	2.0	1.5
Internet & Catalog Retail	1.6	1.3
Food & Staples Retailing	1.5	0.9
Software	1.4	1.3
Health Care Equipment & Supplies	1.3	1.2
Food Products	0.9	1.1
Energy Equipment & Services	0.5	1.2
Diversified Telecommunication Services	0.1	3.4
Other (1)	4.7	5.0
	100.0%	100.0%
_____________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)

Fair Value:	December 31, 2023	December 31, 2022
Machinery	7.4%	7.5%
Commercial Services & Supplies	7.3	10.3
Internet Software & Services	7.3	6.7
Diversified Consumer Services	6.5	5.9
Health Care Providers & Services	6.0	4.6
Professional Services	5.5	2.8
IT Services	5.0	4.7
Distributors	4.6	5.5
Computers & Peripherals	4.6	2.8
Containers & Packaging	4.6	3.8
Leisure Equipment & Products	3.3	3.7
Construction & Engineering	3.1	2.9
Textiles, Apparel & Luxury Goods	2.9	2.0
Specialty Retail	2.7	3.1
Media	2.6	2.6
Aerospace & Defense	2.5	3.5
Electrical Equipment	2.3	1.9
Construction Materials	2.2	2.1
Diversified Financial Services	2.0	1.8
Building Products	1.9	2.5
Household Products	1.9	1.3
Software	1.7	1.7
Air Freight & Logistics	1.6	1.2
Hotels, Restaurants & Leisure	1.6	1.5
Internet & Catalog Retail	1.5	1.9
Food & Staples Retailing	1.2	0.8
Communications Equipment	1.1	1.3
Energy Equipment & Services	0.3	1.0
Diversified Telecommunication Services	0.1	3.6
Other (1)	4.7	5.0
	100.0%	100.0%
_____________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
At December 31, 2023 and 2022, MSC Income Fund had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
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
As of December 31, 2023, 2022 and 2021, MSC Income Fund had no single investment that qualified as a significant subsidiary under either the investment or income tests.
NOTE D — INVESTMENT IN SIGNAL PEAK CLO 7, LTD.
On December 16, 2021, MSC Income Fund sold its entire position in the Signal Peak CLO 7, Ltd., a limited liability company which invested primarily in broadly-syndicated loans, for $17.4 million, resulting in a realized loss of $3.7 million. For the year December 31, 2021, MSC Income Fund recognized $2.2 million of interest income in respect of its investment in Signal Peak CLO.
NOTE E — DEBT

Summary of MSC Income Fund’s debt as of December 31, 2023 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
SPV Facility	$203,688	$—	$203,688	$203,688
Series A Notes	150,000	(845)	149,155	141,531
Corporate Facility	132,000	—	132,000	132,000
Total Debt	$485,688	$(845)	$484,843	$477,219
_____________________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the Series A Notes are reflected as a contra-liability to the Series A Notes on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt if MSC Income Fund had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of MSC Income Fund’s debt in Note B.9. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
Summary of MSC Income Fund’s debt as of December 31, 2022 is as follows:

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
SPV Facility	$223,688	$—	$223,688	$223,688
Series A Notes	150,000	(1,144)	148,856	132,955
Corporate Facility	98,000	—	98,000	98,000
Total Debt	$471,688	$(1,144)	$470,544	$454,643
_____________________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the Series A Notes are reflected as a contra-liability to the Series A Notes on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt if MSC Income Fund had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of MSC Income Fund’s debt in Note B.9. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
Summarized interest expense for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
SPV Facility	$22,184	$13,856	$8,255
Series A Notes	6,358	6,167	653
Corporate Facility	7,916	4,400	2,681
Deutsche Bank Credit Facility(1)	—	—	1,045
Main Street Term Loan(2)	—	—	1,835
Total Interest Expense	$36,458	$24,423	$14,469
_____________________________
(1)Deutsche Bank Credit Facility was fully repaid and extinguished on February 3, 2021.
(2)Main Street Term Loan was fully repaid and extinguished on October 22, 2021.
Corporate Facility
MSC Income Fund is a party to a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “Corporate Facility”) with EverBank (formerly known as TIAA Bank), as administrative agent, and with EverBank and other financial institutions as lenders. As of December 31, 2023, the Corporate Facility included (i) total commitments of $165.0 million, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $200.0 million of total commitments and (iii) a revolving period and maturity date to September 1, 2025 and March 1, 2026, respectively, with two, one-year extension options subject to lender approval.
Borrowings under the Corporate Facility bear interest, subject to MSC Income Fund’s election, on a per annum basis at a rate equal to (i) SOFR plus 2.50% or (ii) the base rate plus 1.40%. The base rate is defined as the higher of (a) the Prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) SOFR plus 1.1%. Additionally, MSC Income Fund pays an annual unused commitment fee of 0.30% per annum on the unused lender commitments if more than 50% or more of the lender commitments are being used and an annual unused commitment fee of 0.625% per annum on the unused lender commitments if less than 50% of the lender commitments are being used. Borrowings under the Corporate Facility are secured by a first lien on all of the assets of MSIF and its subsidiaries, excluding the assets of

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
Structured Subsidiaries or immaterial subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of MSIF (other than Structured Subsidiaries or immaterial subsidiaries). In connection with the Corporate Facility, MSIF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Effective April 27, 2023, the reference rate under the Corporate Facility was amended from LIBOR to SOFR plus an applicable credit spread adjustment of 0.10%.
As of December 31, 2023, the interest rate on the Corporate Facility was 7.84%. The average interest rate for borrowings under the Corporate Facility was 7.54% and 4.11% for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, MSC Income Fund was in compliance with all financial covenants of the Corporate Facility.
SPV Facility
MSIF Funding LLC (“MSIF Funding”), a wholly-owned Structured Subsidiary that primarily holds originated loan investments, is party to a senior secured revolving credit facility dated February 3, 2021 (as amended, the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) with JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator, JPM and other financial institutions as lenders and MSIF as portfolio manager. In August 2023, the SPV facility was amended to extend the revolving period expiration date from February 3, 2024 to February 3, 2027 and the maturity date from February 3, 2025 to February 3, 2028. Additionally, total commitments were reduced from $325.0 million to $300.0 million. Advances under the SPV Facility bear interest at a per annum rate equal to the three month SOFR in effect, plus the applicable margin of 3.00%. MSIF Funding also pays a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until February 2, 2027. As of December 31, 2023, the SPV Facility included total commitments of $300.0 million and an accordion feature, with the right to request an increase of total commitments and borrowing availability up to $450.0 million. The SPV Facility is secured by a collateral loan on the assets of MSIF Funding. In connection with the SPV Facility, MSIF Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of December 31, 2023, the interest rate on the SPV Facility was 8.39%. The average interest rate for borrowings under the SPV Facility was 8.09% and 4.71% for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, MSIF Funding was in compliance with all financial covenants of the SPV Facility.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of MSIF or subsidiary guarantors subject to a cure pass-through, certain judgments and

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
orders and certain events of bankruptcy. As of December 31, 2023, MSC Income Fund was in compliance with all financial covenants of the Note Purchase Agreement.
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
A summary of the Company’s contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2023 is as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(dollars in thousands)
SPV Facility(1)	$—	$—	$—	$—	$203,688	$—	$203,688
Series A Notes(2)	—	—	150,000	—	—	—	150,000
Corporate Facility(3)	—	—	132,000	—	—	—	132,000
Total	$—	$—	$282,000	$—	$203,688	$—	$485,688
_____________________________
(1)At December 31, 2023, MSIF Funding had $96.3 million of undrawn lender commitments under the SPV Facility; however, MSIF Funding’s borrowing ability is limited by leverage and borrowing base restrictions imposed by the SPV Facility and the 1940 Act, as discussed above.
(2)MSC Income Fund issued $77.5 million of Series A Notes upon entering into the Note Purchase Agreement on October 22, 2021 and an additional $72.5 million on January 21, 2022.
(3)At December 31, 2023, MSC Income Fund had $33.0 million of undrawn lender commitments under the Corporate Facility; however, MSC Income Fund’s borrowing ability is limited by leverage and borrowing base restrictions imposed by the Corporate Facility and the 1940 Act, as discussed above.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
NOTE F — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of MSC Income Fund for the years ended December 31, 2023, 2022, 2021, 2020 and 2019:

	Year Ended December 31,
Per Share Data:	2023	2022	2021	2020	2019
NAV at the beginning of the period	$7.61	$7.68	$7.28	$7.77	$7.96
Net investment income (1)(6)	0.72	0.66	0.67	0.59	0.71
Net realized loss (1)(2)	(0.42)	(0.05)	(0.04)	(0.66)	(0.23)
Net unrealized appreciation (depreciation) (1)(2)	0.58	(0.02)	0.31	(0.03)	0.04
Income tax provision (1)(2)	(0.05)	(0.02)	(0.02)	(0.02)	(0.01)
Net increase (decrease) in net assets resulting from operations (1)	0.83	0.57	0.92	(0.12)	0.51
Dividends paid from net investment income	(0.70)	(0.65)	(0.53)	(0.35)	(0.68)
Dividends paid from capital gains	—	—	—	—	(0.02)
Dividends paid or accrued (3)	(0.70)	(0.65)	(0.53)	(0.35)	(0.70)
Accretive effect of stock repurchases (repurchasing shares below NAV) (4)	0.03	—	—	—	—
Other (5)(6)	—	0.01	0.01	(0.02)	—
NAV at the end of the period	$7.77	$7.61	$7.68	$7.28	$7.77
Shares outstanding at the end of the period	80,108,865	80,105,999	79,826,605	79,608,304	78,463,377
_____________________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation and income tax provision or benefit can fluctuate significantly from period to period.
(3)Represents stockholder dividends paid or accrued for the period.

(4)Shares repurchased in connection with the modified Dutch auction tender offers. See Note H — Share Repurchases for additional information.
(5)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(6)Reclassifications have been made to certain prior year per share data. The 2020 “Other” and 2019 “Net investment income” per share amounts have been adjusted to reflect the income tax provision effect separately rather than as a component of these values.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2023	2022	2021	2020	2019
	(dollars in thousands)
NAV at end of period	$622,307	$609,665	$613,170	$579,624	$609,305
Average NAV	$613,525	$611,214	$593,440	$557,382	$622,708
Average outstanding debt	$487,271	$494,957	$321,973	$386,084	$474,000
Ratio of total expenses, including income tax expense, to average NAV(1)(2)(4)	12.63%	8.60%	6.51%	7.38%	9.11%
Ratio of operating expenses to average NAV(2)(4)	12.02%	8.33%	6.20%	7.16%	9.11%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(4)	6.07%	4.33%	3.76%	4.07%	4.86%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(4)	4.02%	3.98%	3.66%	4.07%	4.22%
Ratio of net investment income to average NAV(4)	9.40%	8.65%	8.99%	8.40%	8.84%
Portfolio turnover ratio	21.82%	18.92%	35.39%	8.93%	33.30%
Total return based on change in NAV(3)(4)	10.86%	7.43%	12.71%	(1.80)%	6.41%
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
(4)Net of expense waivers of $8.3 million, $4.5 million, $4.3 million, $3.6 million and $3.1 million in 2023, 2022, 2021, 2020 and 2019, respectively. Excluding these expense waivers, the expense and income ratios are as follows:

	Year Ended December 31,
	2023	2022	2021	2020	2019
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	13.98%	9.33%	7.24%	8.11%	9.84%
Ratio of operating expenses to average NAV(2)	13.37%	9.06%	6.92%	7.89%	9.84%
Ratio of operating expenses, excluding interest expense, to average NAV(2)	7.43%	5.07%	4.49%	4.80%	5.58%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)	5.38%	4.72%	4.39%	4.80%	4.95%
Ratio of net investment income to average NAV	8.05%	7.90%	8.26%	7.67%	8.11%
Total return based on change in NAV(3)	9.50%	6.69%	11.98%	(2.20)%	5.85%
_____________________________
See footnotes (1), (2), (3) and (4) immediately prior to this table.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
NOTE G — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
MSC Income Fund currently pays quarterly dividends to its stockholders. Future quarterly dividends, if any, will be determined by its Board of Directors on a quarterly basis. MSC Income Fund paid or accrued dividends to its common stockholders of $56.1 million, or $0.700 per share, during the year ended December 31, 2023, compared to $51.6 million, or $0.645 per share, during the year ended December 31, 2022. For tax purposes, the 2023 dividends, which included the effects of dividends on an accrual basis, totaled $56.1 million, or $0.700 per share, and were comprised of (i) ordinary income totaling $0.596 per share and (ii) qualified dividend income totaling $0.104 per share. As of December 31, 2023, MSC Income Fund estimates that it has generated undistributed taxable income of $14.7 million, or $0.18 per share, that will be carried forward toward distributions to be paid in 2024.
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
The tax character of distributions paid for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Ordinary income (1)	$47,756	$61,854	$29,797
Qualified dividends	8,301	1,727	92
Distributions on tax basis	$56,057	$63,581	$29,889

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$66,209	$45,588	$73,636
Net unrealized (appreciation) depreciation	(46,319)	1,702	(25,095)
Income tax provision	3,769	1,643	1,890
Pre-tax book (income) loss not consolidated for tax purposes	4,241	(9,748)	(17,640)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	22,228	9,820	3,171
Estimated taxable income (1)	50,128	49,005	35,962
Taxable income earned in prior year and carried forward for distribution in current year	20,674	23,276	29,173
Taxable income earned prior to period end and carried forward for distribution next period	(28,764)	(33,491)	(35,250)
Dividend accrued as of period end and paid in the following period	14,019	12,817	11,974
Taxable income earned to be carried forward	(14,745)	(20,674)	(23,276)
Total distributions accrued or paid to common stockholders	$56,057	$51,607	$41,859
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
The income tax provision for MSC Income Fund is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation, changes in valuation allowance and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on MSC Income Fund’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income Fund’s Consolidated Statements of Operations. MSC Income Fund’s provision for income taxes was comprised of the following for the years ended December 31, 2023, 2022 and 2021:

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Current tax expense:
Federal	$13	$33	$—
State	340	495	495
Excise	519	753	1,395
Total current tax expense	872	1,281	1,890
Deferred tax expense (benefit):
Federal	3,450	351	—
State	(553)	11	—
Total deferred tax expense	2,897	362	—

Total income tax provision	$3,769	$1,643	$1,890
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
As of December 31, 2023, the cost of investments for U.S. federal income tax purposes was $1,035.0 million, with such investments having an estimated net unrealized appreciation of $57.9 million, composed of gross unrealized appreciation of $154.3 million and gross unrealized depreciation of $96.4 million. As of December 31, 2022, the cost basis of investments for tax purposes was $1,059.9 million, with such investments having an estimated net unrealized appreciation of $8.3 million, composed of gross unrealized appreciation of $122.6 million and gross unrealized depreciation of $114.3 million.
The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$671	$398
Interest expense carryforwards	3,258	1,426
General business and foreign tax credit carryforwards	329	156
Capital loss carryforwards	6,041	10,013
Total deferred tax assets	10,299	11,993
Deferred tax liabilities:
Net basis differences in portfolio investments	(1,484)	(3,777)
Net unrealized appreciation of portfolio investments	(12,074)	(8,578)
Total deferred tax liabilities	(13,558)	(12,355)
Total deferred tax liabilities, net	$(3,259)	$(362)

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
The net deferred tax liability at December 31, 2023 was $3.3 million. The net deferred tax liability at December 31, 2022 was $0.4 million. Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, MSC Income Fund did not record a valuation allowance related to its deferred tax assets as of December 31, 2023 and 2022.
At December 31, 2023, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards from prior years which, if unused, will expire in 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carry forward indefinitely until utilized. The net capital loss carryforwards of the Taxable Subsidiaries will expire in various taxable years 2025 through 2027. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards, which have an indefinite carryforward period. In addition, as of December 31, 2023, for U.S. federal income tax purposes at the RIC level, MSIF did not have capital loss carryforwards available to offset future capital gains, to the extent available and permitted by U.S. federal income tax law.
NOTE H — SHARE REPURCHASES
Under the terms of its share repurchase program, MSC Income Fund offers to purchase shares at the NAV per share on the repurchase date. The amount of shares of MSC Income Fund’s common stock to be repurchased during any calendar quarter may be equal to the lesser of (i) the number of shares of common stock MSC Income Fund could repurchase with the proceeds it received from the issuance of common stock under MSC Income Fund’s dividend reinvestment plan or (ii) 2.5% of the weighted-average number of shares of common stock outstanding in the prior four calendar quarters. Repurchase offers are currently limited to the number of shares of common stock MSC Income Fund can repurchase with 90% of the cash retained as a result of issuances of common stock under its dividend reinvestment plan.
At the discretion of the Board of Directors, MSC Income Fund may also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. MSC Income Fund’s Board of Directors may amend, suspend or terminate the share repurchase program upon 30 days’ notice.
In addition to its share repurchase program, during the fiscal year ended December 31, 2023, MSC Income Fund used proceeds from the sale of their shares during 2023 to complete three modified Dutch auction tender offers, pursuant to which MSC Income Fund offered to purchase up to a specified amount of shares of its common stock at the lowest clearing purchase price elected by participating stockholders within a specified range that allowed MSC Income Fund to purchase the maximum amount offered. All shares purchased in a “Dutch auction” tender offer were purchased at the clearing purchase price. SEC rules permitted MSC Income Fund to increase the number of shares accepted for purchase in any offer by up to 2% of MSC Income Fund’s outstanding shares without amending the offer.
Since inception of its share repurchase program, MSC Income Fund has funded the repurchase of $153.5 million in shares of common stock, including the shares repurchased by MSC Income Fund under the “Dutch auction” tender offers, as of December 31, 2023. For the years ended December 31, 2023, 2022 and 2021, MSC Income Fund funded $24.4 million, $16.0 million and $10.1 million, respectively, for shares of its common stock tendered for repurchase under the plan. For the year ended December 31, 2023, MSC Income Fund purchased 1,267,667 shares of its common stock for $7.8 million through its modified Dutch auction tender offers.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
Repurchases of MSC Income Fund’s common stock pursuant to its share repurchase program and modified Dutch auction tender offers for the years ended December 31, 2023, 2022 and 2021 are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through June 30, 2021	383,513	$7.46	383,513	N/A
July 1 through September 30, 2021	438,292	7.57	438,292	N/A
October 1 through December 31, 2021	511,314	7.60	511,314	N/A
January 1 through March 31, 2022	489,031	7.75	489,031	N/A
April 1 through June 30, 2022	536,065	7.77	536,065	N/A
July 1 through September 30, 2022	527,508	7.64	527,508	N/A
October 1 through December 31, 2022	522,310	7.66	522,310	N/A
January 1 through March 31, 2023	519,489	7.67	519,489	N/A
April 1 through June 30, 2023 (1)	965,568	6.59	965,568	N/A
July 1 through September 30, 2023 (2)	978,579	7.12	978,579	N/A
October 1 through December 31, 2023 (3)	958,928	7.12	958,928	N/A
Total	6,830,597		6,830,597
_____________________________
(1)    Includes 406,904 shares repurchased under the Dutch auction tender offer pursuant to the to the tender offer statement and Offer to Purchase filed with the SEC on May 15, 2023 at a price of $5.50 per share for an aggregate cost of $2.2 million.
(2)    Includes 432,920 shares repurchased under the Dutch auction tender offer pursuant to the to the tender offer statement and Offer to Purchase filed with the SEC on June 14, 2023 at a price of $6.50 per share for an aggregate cost of $2.8 million.
(3)    Includes 427,843 shares repurchased under the Dutch auction tender offer pursuant to the to the tender offer statement and Offer to Purchase filed with the SEC on November 15, 2023 at a price of $6.50 per share for an aggregate cost of $2.8 million
NOTE I — DIVIDEND REINVESTMENT PLAN
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
Summarized DRIP information for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
DRIP participation	$18,417	$17,750	$11,160
Shares issued for DRIP	2,345,246	2,259,611	1,461,776
NOTE J — COMMITMENTS AND CONTINGENCIES
At December 31, 2023, MSC Income Fund had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Brightwood Capital Fund III, LP	$216
Freeport First Lien Loan Fund III LP	8,340
HPEP 3, L.P.	1,308

Total Equity Commitments	$9,864

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

CQ fluency, LLC	$4,500
Mako Steel, LP	4,057
Power System Solutions	3,989
Insight Borrower Corporation	3,888
AB Centers Acquisition Corporation	2,810
Garyline, LLC	2,626
SI East, LLC	2,125
Mini Melts of America, LLC	1,988
Bluestem Brands, Inc.	1,840
American Health Staffing Group, Inc.	1,667
IG Parent Corporation	1,667
ArborWorks, LLC	1,481
Infolinks Media Buyco, LLC	1,260
Burning Glass Intermediate Holding Company, Inc.	1,239
Bettercloud, Inc.	1,216
Richardson Sales Solutions	1,061
HEADLANDS OP-CO LLC	1,000
IG Investor, LLC	1,000
NexRev LLC	1,000
SPAU Holdings, LLC	1,000
Roof Opco, LLC	972
Bond Brand Loyalty ULC	900
Classic H&G Holdco, LLC	860
Engineering Research & Consulting, LLC	828

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)

VVS Holdco, LLC	800
Cody Pools, Inc.	786
Purge Rite, LLC	781
Acumera, Inc.	768
NinjaTrader, LLC	750
Imaging Business Machines, L.L.C.	692
Centre Technologies Holdings, LLC	600
Paragon Healthcare, Inc.	571
Invincible Boat Company, LLC.	561
AVEX Aviation Holdings, LLC	512
Evergreen North America Acquisitions, LLC	501
Wall Street Prep, Inc.	500
Watterson Brands, LLC	484
GRT Rubber Technologies LLC	468
JTI Electrical & Mechanical, LLC	440
RA Outdoors LLC	438
Microbe Formulas, LLC	434
PTL US Bidco, Inc	427
CaseWorthy, Inc.	400
Trantech Radiator Topco, LLC	400
Chamberlin Holding LLC	400
Johnson Downie Opco, LLC	400
Channel Partners Intermediateco, LLC	381
ITA Holdings Group, LLC	366
Escalent, Inc.	349
South Coast Terminals Holdings, LLC	343
Gamber-Johnson Holdings, LLC	300
Pinnacle TopCo, LLC	285
Batjer TopCo, LLC	230
Metalforming Holdings, LLC	205
Career Team Holdings, LLC	200
ATS Operating, LLC	200
Mystic Logistics Holdings, LLC	200
Orttech Holdings, LLC	200
Analytical Systems Keco Holdings, LLC	145
Elgin AcquireCo, LLC	123
Clad-Rex Steel, LLC	100
Gulf Publishing Holdings, LLC	100
AAC Holdings, Inc.	71
Inspire Aesthetics Management, LLC	43
Adams Publishing Group, LLC	5
Interface Security Systems, L.L.C	1

Total Loan Commitments	$60,934

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)

Total Commitments	$70,798
MSC Income Fund will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income Fund follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income Fund had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of December 31, 2023.
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
NOTE K — RELATED PARTY TRANSACTIONS
1.Advisory Agreements and Conditional Expense Reimbursement Waivers
On October 30, 2020, MSC Income Fund entered into the Investment Advisory Agreement with the Adviser, which states that the Adviser will oversee the management of MSC Income Fund’s activities and is responsible for making investment decisions with respect to, and providing day‑to‑day management and administration of, MSC Income Fund’s Investment Portfolio. The Investment Advisory Agreement was most recently re-approved by the Board of Directors, including a majority of members who are not “interested” persons (as defined by the 1940 Act) of MSC Income Fund or the Adviser, on August 10, 2023.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
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
For the years ended December 31, 2023, 2022 and 2021, MSC Income Fund incurred base management fees of $19.8 million, $19.8 million and $17.3 million, respectively. For the years ended December 31, 2023, 2022 and 2021, MSC Income Fund incurred subordinated incentive fees on income of $12.6 million, $2.1 million and $0.6 million, respectively. For the years ended December 31, 2023, 2022 and 2021, MSC Income Fund did not incur any capital gains incentive fees.
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
The Adviser waived reimbursement of all Internal Administrative Services expenses from October 30, 2020 through December 31, 2021. On January 1, 2022, the Adviser assumed responsibility of certain administrative services that were previously provided for MSC Income Fund by a third-party sub-administrator. After December 31, 2021, the Adviser continued to waive reimbursement of all Internal Administrative Services expenses, except for the cost of the services previously provided by the sub-administrator. For the years ended December 31, 2023, 2022 and 2021, MSC Income Fund incurred Internal Administrative Services Expenses of $8.9 million, $5.1 million and $4.3 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Adviser waived the reimbursements of Internal Administrative Services expenses of $8.3 million, $4.5 million and $4.3 million, respectively. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
2.     Offering Costs
In accordance with MSC Income Fund’s previous investment advisory agreement with the previous investment adviser (“HMS Adviser”), MSC Income Fund reimbursed HMS Adviser for any offering costs that were paid on MSC Income Fund’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with the offering of MSC Income Fund’s common stock, including through MSC Income Fund’s DRIP. HMS Adviser was responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the transaction whereby the Adviser became the investment adviser to MSC Income Fund, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for $0.6 million which remained payable to HMS Adviser and would be reimbursed as part of future issuances of common stock by MSC Income Fund. For the years ended December 31, 2023 and 2022, MSC Income Fund reimbursed HMS Adviser $0.1 million and $0.3 million, respectively, in connection with stock issuances. As of June 30, 2023, MSC Income Fund’s reimbursement obligation to HMS Adviser for organizational and offering expenses was fully repaid.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
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
On May 2, 2022, the Company sold 94,697 shares of its common stock to Main Street at $7.92 per share, the price at which the Company issued new shares in connection with reinvestments of the May 2, 2022 dividend pursuant to the DRIP, for total proceeds to the Company of $750,000. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.
On May 1, 2023, the Company sold 255,754 shares of its common stock to Main Street at $7.82 per share, the price at which the Company issued new shares in connection with reinvestments of the May 1, 2023 dividend pursuant to the DRIP, for total proceeds to the Company of $2.0 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.
On August 1, 2023, the Company sold 348,542 shares of its common stock to Main Street at $7.89 per share, the price at which the Company issued new shares in connection with reinvestments of the August 1, 2023 dividend pursuant to the DRIP, for total proceeds to the Company of $2.8 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.
On November 1, 2023, the Company sold 475,888 shares of its common stock to Main Street at $7.88 per share, the price at which the Company issued new shares in connection with reinvestments of the November 1, 2023 dividend pursuant to the DRIP, for total proceeds to the Company of $3,750,000. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.
In September 2023, pursuant to the August Dutch auction tender offer, Main Street purchased 115,385 shares of MSC Income Fund common stock from MSC Income Fund stockholders at the August Clearing Price, or $6.50 per share, for an aggregate cost of $0.8 million. See Note H – Share Repurchases for more information. The August Dutch auction tender offer, including Main Street’s participation, were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
NOTE L — SUBSEQUENT EVENTS
On January 31, 2024, the Company sold 314,070 shares of its common stock to Main Street at $7.96 per share, the price at which the Company issued new shares in connection with reinvestments of the January 31, 2024 dividend pursuant to the DRIP, for total proceeds to the Company of $2.5 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in
Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.

On January 31, 2024, MSC Income Fund repurchased 518,173 shares of its common stock validly tendered and not withdrawn on the terms set forth in the tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on December 21, 2023. The shares were repurchased at a price of $7.81 per share, which was MSC Income Fund’s NAV per share as of January 31, 2024, for an aggregate purchase price of $4.0 million (an amount equal to 90% of the proceeds MSC Income Fund received from the issuance of shares under MSC Income Fund’s DRIP from the January 31, 2024 dividend payment).

On February 5, 2024, MSC Income Fund commenced a modified “Dutch Auction” tender offer (the “February Dutch Auction Tender Offer”) pursuant to the Offer to Purchase, dated February 5, 2024, which expired on March 4, 2024. Pursuant to the February Dutch Auction Tender Offer, MSC Income Fund repurchased 357,143 shares on March 8, 2024, at a price of $7.00 per share for an aggregate cost of $2.5 million, excluding fees and expenses related to the February Dutch Auction Tender Offer.
On March 7, 2024, the Board of Directors declared a quarterly cash dividend of $0.185 per share payable May 1, 2024 to stockholders of record as of March 29, 2024. Additionally, the Board of Directors approved a repurchase offer pursuant to the Company’s share repurchase program in an amount equal to 90% of the proceeds resulting from shares issued in lieu of cash distributions from the May 1, 2024 dividend payment.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	December 31, 2023 Fair Value (13)
Control Investments
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	$—	$—	$38	$588	$—	$20	$568
GRT Rubber Technologies LLC	11.48%	SF+	6.00%		Secured Debt (12)	(8)	—	3	88	330	852	—	1,182
	13.48%	SF+	8.00%		Secured Debt	(8)	—	(50)	2,696	19,943	51	50	19,944
					Member Units	(8)	—	—	90	21,890	—	—	21,890
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	2,223	(952)	142	7,552	2,796	4,298	6,050
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	69	—	900	—	900
	11.50%				Secured Debt	(8)	(1,366)	780	71	6,392	—	6,392	—
	8.00%				Unsecured Convertible Debt	(8)	(175)	175	—	—	175	175	—
					Preferred Member Units	(8)	—	—	1	—	—	—	—
					Preferred Member Units	(8)	—	(596)	—	—	4,906	1,796	3,110
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	(1,104)	—	—	1,104	1,104	—
					Warrants	(8)	—	1,104	—	—	—	—	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							1,541	(649)	(94)	(6,392)	6,392	—	—
Total Control Investments							$2,223	$(1,289)	$3,101	$50,303	$17,176	$13,835	$53,644
Affiliate Investments
AFG Capital Group, LLC					Preferred Member Units	(8)	$1,800	$(2,050)	$—	$2,350	$1,800	$4,150	$—
Analytical Systems Keco Holdings, LLC	15.38%	SF+	10.00%		Secured Debt (12)	(8)	—	—	4	(2)	56	—	54
	15.38%	SF+	10.00%		Secured Debt	(8)	—	—	188	1,135	21	136	1,020
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	330	—	880	330	—	1,210
					Warrants	(8)	—	—	—	—	—	—	—
ATX Networks Corp.		L+	7.50%		Secured Debt	(6)	—	(102)	856	6,368	545	6,913	—
	10.00%				Unsecured Debt	(6)	—	(276)	1,135	2,614	1,135	3,749	—
					Common Stock	(6)	3,178	(3,290)	—	3,290	3,178	6,468	—
Barfly Ventures, LLC					Member Units	(5)	—	273	—	1,107	273	—	1,380
Batjer TopCo, LLC	10.00%				Secured Debt (12)	(8)	—	1	—	(1)	1	—	—
	10.00%				Secured Debt (12)	(8)	—	—	2	—	70	40	30
	10.00%				Secured Debt	(8)	—	15	129	1,205	21	51	1,175
					Preferred Stock	(8)	—	225	76	455	225	—	680
Brewer Crane Holdings, LLC	15.46%	L+	10.00%		Secured Debt	(9)	—	—	224	1,491	8	125	1,374
					Preferred Member Units	(9)	—	(370)	30	1,770	—	370	1,400
Centre Technologies Holdings, LLC		SF+	9.00%		Secured Debt (12)	(8)	—	—	3	—	—	—	—
	14.48%	SF+	9.00%		Secured Debt	(8)	—	29	572	3,731	663	—	4,394
					Preferred Member Units	(8)	—	590	30	2,170	590	—	2,760
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	49	11	—	—	—	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	December 31, 2023 Fair Value (13)
	13.49%	SF+	8.00%		Secured Debt	(8)	—	(4)	553	4,236	4	335	3,905
					Member Units	(8)	—	1,599	1,045	5,728	1,602	—	7,330
					Member Units	(8)	—	37	23	678	38	1	715
Charps, LLC					Preferred Member Units	(5)	—	590	366	3,330	590	—	3,920
Clad-Rex Steel, LLC	11.50%				Secured Debt (12)	(5)	—	—	—	—	—	—	—
	11.50%				Secured Debt	(5)	—	(37)	284	2,620	—	517	2,103
	10.00%				Secured Debt	(5)	—	—	26	260	—	9	251
					Member Units	(5)	—	(760)	69	2,060	—	760	1,300
					Member Units	(5)	—	55	—	152	130	—	282
Cody Pools, Inc.	12.50%				Secured Debt (12)	(8)	—	2	1	—	—	—	—
	12.50%				Secured Debt	(8)	—	22	562	—	7,872	761	7,111
		L+	10.50%		Secured Debt	(8)	—	(11)	26	273	14	287	—
		L+	10.50%		Secured Debt	(8)	—	(96)	500	6,882	—	6,882	—
					Preferred Member Units	(8)	—	3,570	1,219	14,550	3,570	—	18,120
Colonial Electric Company LLC					Secured Debt	(6)	—	—	12	—	400	400	—
	12.00%				Secured Debt	(6)	—	(41)	471	5,729	34	356	5,407
					Preferred Member Units	(6)	—	360	—	—	600	—	600
					Preferred Member Units	(6)	—	(370)	—	2,290	—	370	1,920
Compass Systems & Sales, LLC	13.50%				Secured Debt	(5)	—	—	—	—	—	—	—
	13.50%				Secured Debt	(5)	—	—	69	—	4,175	—	4,175
					Preferred Equity	(5)	—	—	—	—	1,863	—	1,863
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	4	25	89	65	49
	10.00%				Secured Debt	(8)	—	(14)	107	865	22	43	844
					Preferred Member Units	(8)	—	(290)	—	300	—	290	10
Digital Products Holdings LLC	15.38%	SF+	10.00%		Secured Debt	(5)	—	(17)	586	3,878	—	205	3,673
					Preferred Member Units	(5)	—	—	50	2,459	—	—	2,459
Direct Marketing Solutions, Inc.	14.00%				Secured Debt	(9)	—	(2)	13	—	227	10	217
	14.00%				Secured Debt	(9)	—	(19)	730	5,352	19	369	5,002
					Preferred Stock	(9)	—	(380)	43	5,558	—	378	5,180
Flame King Holdings, LLC		L+	6.50%		Secured Debt	(9)	—	(15)	121	1,900	15	1,915	—
		L+	9.00%		Secured Debt	(9)	—	(123)	478	5,300	123	5,423	—
					Preferred Equity	(9)	—	2,570	814	4,400	2,570	—	6,970
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	598	5,848	—	2,143	3,705
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	2	—	—	—	—
	10.50%	SF+	7.50%		Secured Debt	(5)	—	(88)	1,727	16,020	88	2,588	13,520
					Member Units	(5)	—	11,460	1,491	12,720	11,460	—	24,180
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(25)	263	2,836	25	525	2,336
					Preferred Member Units	(5)	—	1,080	200	1,790	1,080	—	2,870
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	73	571	—	—	571
					Preferred Equity	(8)	—	(330)	—	950	—	330	620
					Member Units	(8)	—	—	—	—	—	—	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	December 31, 2023 Fair Value (13)
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	156	4	4,331	403	509	4,225
IG Investor, LLC					Secured Debt (12)	(6)	—	—	5	—	173	200	(27)
	13.00%				Secured Debt	(6)	—	—	692	—	9,179	110	9,069
					Common Equity	(6)	—	—	—	—	3,774	174	3,600
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(220)	—	—	6,540	220	6,320
Integral Energy Services	13.16%	SF+	7.50%		Secured Debt	(8)	—	(787)	2,773	18,425	94	2,287	16,232
	10.00%			10.00%	Preferred Equity	(8)	—	85	—	—	350	—	350
					Common Stock	(8)	—	(1,300)	50	1,490	—	1,300	190
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	(18)	668	5,093	58	218	4,933
	9.00%				Secured Debt	(5)	—	—	86	961	—	10	951
					Preferred Equity	(5)	—	620	—	1,800	620	—	2,420
					Member Units	(5)	—	(30)	29	713	—	30	683
Market Force Information, LLC		L+	11.00%		Secured Debt	(9)	(6,465)	6,060	—	403	6,060	6,463	—
					Member Units	(9)	(4,160)	4,160	—	—	4,160	4,160	—
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	307	190	1,137	308	189	1,256
					Preferred Member Units	(5)	—	80	—	—	80	—	80
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	146	1,436	—	—	1,436
					Common Stock	(6)	—	890	1,131	5,708	890	—	6,598
NexRev LLC	10.00%				Secured Debt (12)	(8)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(8)	—	708	289	2,119	729	413	2,435
					Preferred Member Units	(8)	—	1,310	166	280	1,310	—	1,590
NuStep, LLC	11.98%	SF+	6.50%		Secured Debt	(5)	—	(2)	120	1,100	1	202	899
	12.00%				Secured Debt	(5)	—	—	564	4,603	3	—	4,606
					Preferred Member Units	(5)	—	300	—	2,010	300	—	2,310
					Preferred Member Units	(5)	—	—	—	1,290	—	—	1,290
Oneliance, LLC	16.48%	SF+	11.00%		Secured Debt	(7)	—	(7)	231	1,380	6	47	1,339
					Preferred Stock	(7)	—	—	—	264	18	—	282
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	2	1	(2)	2	—	—
	16.48%	SF+	11.00%		Secured Debt	(5)	—	58	955	5,814	86	390	5,510
					Preferred Stock	(5)	—	1,320	274	2,940	1,320	—	4,260
Pinnacle TopCo, LLC	8.00%				Secured Debt (12)	(8)	—	—	1	—	105	—	105
	13.00%				Secured Debt	(8)	—	—	34	—	7,472	—	7,472
					Preferred Equity	(8)	—	—	—	—	3,135	—	3,135
Robbins Bros. Jewelry, Inc.	12.50%				Secured Debt	(9)	—	—	4	(8)	2	—	(6)
	12.50%				Secured Debt	(9)	—	(323)	507	3,902	18	499	3,421
					Preferred Equity	(9)	—	(1,650)	—	1,650	—	1,650	—
SI East, LLC	11.25%				Secured Debt (12)	(7)	—	6	28	—	625	250	375
	12.47%				Secured Debt	(7)	—	161	1,278	—	18,179	—	18,179
	9.50%				Secured Debt	(7)	—	(134)	1,403	29,929	—	29,929	—
					Preferred Member Units	(7)	—	1,737	399	4,550	1,840	—	6,390
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(1,881)	364	5,063	244	1,764	3,543

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2022 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	December 31, 2023 Fair Value (13)
					Preferred Equity	(6)	—	—	—	—	—	—	—
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	(28)	56	460	—	28	432
	12.00%				Secured Debt	(9)	—	(218)	466	3,780	3	218	3,565
					Preferred Member Units	(9)	—	(1,920)	—	1,920	—	1,920	—
					Preferred Member Units	(9)	—	(141)	—	—	124	124	—
					Preferred Member Units	(9)	—	(165)	—	—	165	165	—
Trantech Radiator Topco, LLC	8.00%				Secured Debt (12)	(7)	—	(2)	3	—	2	2	—
	12.00%				Secured Debt	(7)	—	(14)	255	1,980	14	14	1,980
					Common Stock	(7)	—	1,230	29	1,950	1,230	—	3,180
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	10	(5)	5	—	—
	11.50%				Secured Debt	(5)	—	—	904	7,421	55	550	6,926
					Preferred Equity	(5)	—	(30)	54	2,990	100	30	3,060
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							(1,541)	649	(151)	—	—	—	—
Total Affiliate investments							$(7,188)	$25,116	$29,805	$277,000	$115,308	$101,029	$291,279

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2023
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2023 for affiliate investments located in this region was $107,201. This represented 17.2% of net assets as of December 31, 2023.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2023 for affiliate investments located in this region was $38,466. This represented 6.2% of net assets as of December 31, 2023.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2023 for affiliate investments located in this region was $31,725. This represented 5.1% of net assets as of December 31, 2023.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2023 for control investments located in this region was $53,076. This represented 8.5% of net assets as of December 31, 2023. The fair value as of December 31, 2023 for affiliate investments located in this region was $86,332. This represented 13.9% of net assets as of December 31, 2023.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2023 for control investments located in this region was $568. This represented 0.1% of net assets as of December 31, 2023. The fair value as of December 31, 2023 for affiliate investments located in this region was $27,555. This represented 4.4% of net assets as of December 31, 2023.
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
December 31, 2023
(dollars in thousands)
Investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)Investment has an unfunded commitment as of December 31, 2023 (see Note J — Commitments and Contingencies in Item 8. Consolidated Financial Statements of this Annual Report on Form 10-K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
Control Investments
GRT Rubber Technologies LLC	10.12%	L+	6.00%		Secured Debt	(8)	$—	$6	$7	$—	$330	$—	$330
	12.12%	L+	8.00%		Secured Debt	(8)	—	(32)	1,972	19,152	824	33	19,943
					Member Units	(8)	—	(860)	1,244	22,750	—	860	21,890
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	—	2,389	—	3,971	3,581	—	7,552
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	710	—	122	588
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control Investments							$—	$1,503	$3,223	$46,583	$4,735	$1,015	$50,303
Affiliate Investments
AFG Capital Group, LLC	10.00%				Secured Debt	(8)	$—	$—	$1	$36	$—	$36	$—
					Preferred Member Units	(8)	—	420	50	1,930	420	—	2,350
Analytical Systems Keco Holdings, LLC		L+	10.00%		Secured Debt	(8)	—	—	2	(4)	2	—	(2)
	14.13%	L+	10.00%		Secured Debt	(8)	—	—	174	1,182	23	70	1,135
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(340)	—	1,220	—	340	880
					Warrants	(8)	—	—	—	—	—	—	—
ATX Networks Corp.	12.23%	L+	7.50%		Secured Debt	(6)	—	135	756	7,121	364	1,117	6,368
	10.00%			10.00%	Unsecured Debt	(6)	—	309	327	1,977	637	—	2,614
					Common Stock	(6)	—	3,290	—	—	3,290	—	3,290
Barfly Ventures, LLC					Member Units	(5)	—	463	—	643	464	—	1,107
Batjer TopCo, LLC					Secured Debt	(8)	—	—	—	—	50	51	(1)
	11.00%				Secured Debt	(8)	—	—	116	—	1,205	—	1,205
					Preferred Stock	(8)	—	—	70	—	455	—	455
Brewer Crane Holdings, LLC	14.12%	L+	10.00%		Secured Debt	(9)	—	—	220	2,005	10	524	1,491
					Preferred Member Units	(9)	—	(160)	207	1,930	—	160	1,770
Centre Technologies Holdings, LLC		L+	9.00%		Secured Debt	(8)	—	—	7	—	360	360	—
	13.13%	L+	9.00%		Secured Debt	(8)	—	115	445	2,216	1,612	97	3,731
					Preferred Member Units	(8)	—	639	30	1,460	710	—	2,170
Chamberlin Holding LLC		L+	6.00%		Secured Debt	(8)	—	—	2	—	—	—	—
	12.13%	L+	8.00%		Secured Debt	(8)	—	(42)	486	4,454	42	260	4,236
					Member Units	(8)	—	(300)	463	6,030	—	302	5,728
					Member Units	(8)	—	180	19	385	293	—	678
Charps, LLC					Preferred Member Units	(5)	—	(170)	190	3,500	—	170	3,330
Clad-Rex Steel, LLC		SF+	9.00%		Secured Debt	(5)	—	—	1	—	—	—	—
	13.23%	SF+	9.00%		Secured Debt	(5)	—	—	304	2,620	—	—	2,620
	10.00%				Secured Debt	(5)	—	—	27	268	—	8	260
					Member Units	(5)	—	(500)	190	2,560	—	500	2,060
					Member Units	(5)	—	20	—	133	19	—	152
Cody Pools, Inc.	15.38%	L+	10.50%		Secured Debt	(8)	—	11	20	(6)	1,033	754	273
	15.38%	L+	10.50%		Secured Debt	(8)	—	(30)	963	7,187	30	335	6,882

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
					Preferred Member Units	(8)	—	2,640	1,004	11,910	2,640	—	14,550
Colonial Electric Company LLC					Secured Debt	(6)	—	—	12	—	400	400	—
	12.00%				Secured Debt	(6)	—	—	761	6,007	37	315	5,729
					Preferred Member Units	(6)	—	10	349	2,280	10	—	2,290
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	—	—	25	—	25
	7.50%				Secured Debt	(8)	—	20	98	852	43	30	865
					Preferred Member Units	(8)	—	10	11	290	10	—	300
Digital Products Holdings LLC	14.13%	L+	10.00%		Secured Debt	(5)	—	—	510	4,186	22	330	3,878
					Preferred Member Units	(5)	—	—	50	2,459	—	—	2,459
Direct Marketing Solutions, Inc.		L+	11.00%		Secured Debt	(9)	—	5	42	(7)	757	750	—
	15.13%	L+	11.00%		Secured Debt	(9)	—	46	—	—	5,352	—	5,352
		L+	11.00%		Secured Debt	(9)	—	(54)	661	4,705	—	4,705	—
					Preferred Stock	(9)	—	970	343	4,590	968	—	5,558
Flame King Holdings, LLC	10.75%	L+	6.50%		Secured Debt	(9)	—	15	167	1,581	319	—	1,900
	13.25%	L+	9.00%		Secured Debt	(9)	—	123	706	5,145	155	—	5,300
					Preferred Equity	(9)	—	1,800	538	2,600	1,800	—	4,400
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(57)	421	7,231	—	1,383	5,848
Gamber-Johnson Holdings, LLC		SF+	8.50%		Secured Debt	(5)	—	—	2	—	—	—	—
	11.50%	SF+	8.50%		Secured Debt	(5)	—	272	113	—	16,020	—	16,020
		L+	7.50%		Secured Debt	(5)	—	(17)	559	5,400	—	5,400	—
					Member Units	(5)	—	290	224	12,430	290	—	12,720
GFG Group, LLC	9.00%				Secured Debt	(5)	—	(26)	329	3,136	26	326	2,836
					Preferred Member Units	(5)	—	40	144	1,750	40	—	1,790
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt	(8)	—	—	2	64	—	64	—
				6.25%	Secured Debt	(8)	(1,455)	962	126	2,429	—	2,429	—
	12.50%				Secured Debt	(8)	—	(29)	19	—	600	29	571
					Member Units	(8)	—	—	—	—	—	—	—
					Preferred Equity	(8)	—	(450)	—	—	1,400	450	950
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	779	254	(50)	4,712	587	968	4,331
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	18	630	5,040	53	—	5,093
	9.00%				Secured Debt	(5)	—	—	88	970	—	9	961
					Preferred Equity	(5)	—	(1,280)	—	3,080	—	1,280	1,800
					Member Units	(5)	—	98	28	615	99	1	713
Market Force Information, LLC	12.00%			12.00%	Secured Debt	(9)	—	(1,831)	—	2,234	—	1,831	403
					Member Units	(9)	—	—	—	—	—	—	—
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	175	250	1,484	177	524	1,137
					Preferred Member Units	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Mystic Logistics Holdings, LLC					Secured Debt	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	152	1,595	—	159	1,436
					Common Stock	(6)	—	3,500	1,050	2,210	3,498	—	5,708
NexRev LLC					Secured Debt	(8)	—	—	7	199	—	199	—
	11.00%				Secured Debt	(8)	—	(188)	486	3,311	—	1,192	2,119

Table of contents                                                             Schedule 12-14
MSC INCOME FUND
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2022
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2021 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2022 Fair Value (13)
					Preferred Member Units	(8)	—	(723)	20	670	333	723	280
NuStep, LLC	10.63%	L+	6.50%		Secured Debt	(5)	—	2	78	430	670	—	1,100
	12.00%				Secured Debt	(5)	—	(1)	545	4,310	294	1	4,603
					Preferred Member Units	(5)	—	(1,370)	—	3,380	—	1,370	2,010
					Preferred Member Units	(5)	—	775	—	—	1,290	—	1,290
Oneliance, LLC	15.13%	L+	11.00%		Secured Debt	(7)	—	—	190	1,374	6	—	1,380
					Preferred Stock	(7)	—	—	1	264	—	—	264
Orttech Holdings, LLC		L+	11.00%		Secured Debt	(5)	—	—	5	41	1	44	(2)
	15.13%	L+	11.00%		Secured Debt	(5)	—	—	815	5,937	27	150	5,814
					Preferred Stock	(5)	—	440	225	2,500	440	—	2,940
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	5	—	2	10	(8)
	12.50%				Secured Debt	(9)	—	—	529	—	3,977	75	3,902
					Preferred Equity	(9)	—	420	62	—	1,650	—	1,650
SI East, LLC					Secured Debt	(7)	—	—	78	750	1,250	2,000	—
	9.50%				Secured Debt	(7)	—	76	2,708	21,200	10,375	1,646	29,929
					Preferred Member Units	(7)	—	690	216	3,860	690	—	4,550
Sonic Systems International, LLC	11.24%	L+	7.50%		Secured Debt	(8)	—	282	1,676	13,738	4,687	—	18,425
					Common Stock	(8)	—	(94)	50	1,250	334	94	1,490
Student Resource Center, LLC	13.27%	L+	8.50%		Secured Debt	(6)	—	—	—	—	5,063	—	5,063
					Secured Debt	(6)	(6,651)	4,438	12	—	6,524	6,524	—
					Preferred Equity	(6)	—	—	—	—	—	—	—
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	55	259	201	—	460
	12.00%				Secured Debt	(9)	—	(17)	505	3,754	43	17	3,780
					Preferred Member Units	(9)	—	(391)	—	2,145	166	391	1,920
Trantech Radiator Topco, LLC					Secured Debt	(7)	—	3	3	(6)	6	—	—
	12.00%				Secured Debt	(7)	—	(17)	273	2,180	17	217	1,980
					Common Stock	(7)	—	(210)	29	2,160	—	210	1,950
VVS Holdco LLC		L+	6.00%		Secured Debt	(5)	—	—	13	292	203	500	(5)
	11.50%				Secured Debt	(5)	—	—	932	7,375	46	—	7,421
					Preferred Equity	(5)	—	30	129	2,960	30	—	2,990
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Affiliate investments							$(7,327)	$15,689	$24,057	$234,158	$84,672	$41,830	$277,000

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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for affiliate investments located in this region was $92,945. This represented 15.2% of net assets as of December 31, 2022.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for affiliate investments located in this region was $32,498. This represented 5.3% of net assets as of December 31, 2022.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for affiliate investments located in this region was $40,053. This represented 6.6% of net assets as of December 31, 2022.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for control investments located in this region was $49,715. This represented 8.2% of net assets as of December 31, 2022. The fair value as of December 31, 2022 for affiliate investments located in this region was $73,626. This represented 12.1% of net assets as of December 31, 2022.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2022 for control investments located in this region was $588. This represented 0.1% of net assets as of December 31, 2022. The fair value as of December 31, 2022 for affiliate investments located in this region was $37,878. This represented 6.2% of net assets as of December 31, 2022.
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
(b)Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2023 pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
(c)Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
The following table sets forth certain information regarding our directors:

Name and Principal Occupation(1)	Age	Director Since(2)

Independent Directors

Robert L. Kay	71	2020

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

John O. Niemann, Jr.	67	2012

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

Name and Principal Occupation(1)	Age	Director Since(2)

Jeffrey B. Walker	63	2020

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

Interested Directors

Mr. Hyzak is an interested person, as defined in the 1940 Act, due to his positions at MSC Income Fund.

Dwayne L. Hyzak	51	2018

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
_____________________________
(1)The address of each director is c/o MSC Income Fund, Inc., 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. The age given for each of our directors is as of March 8, 2024.
(2)Directors serve for a term until the next annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier removal or resignation.

Executive Officers
The following table sets forth information regarding our executive officers and certain significant personnel:

Name	Age	Position(s) Held	Officer Since
Dwayne L. Hyzak(1)(2)	51	Chairman of the Board and Chief Executive Officer	2020
David L. Magdol(1)(2)	53	President and Chief Investment Officer	2020
Jesse E. Morris(2)	56	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer	2020
Jason B. Beauvais(2)	48	Executive Vice President, General Counsel and Secretary	2020
Nicholas T. Meserve	44	Managing Director	2020
Cory E. Gilbert	51	Vice President, Chief Accounting Officer and Assistant Treasurer	2020
Adam W. Park	37	Chief Compliance Officer, Assistant General Counsel and Assistant Secretary	2020
_____________________________
(1)Member of our Adviser’s investment committee. The investment committee is responsible for all aspects of our investment processes, including approval of investments. Vincent D. Foster, senior advisor to Main Street and Chairman of its board of directors, is also a member of our Adviser’s investment committee.
(2)Executive officer and member of our management team’s executive committee.
The address for each person in the table above is 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. The age given for each person is as of March 8, 2024. Each officer holds office until his successor is chosen and qualified or until his earlier death, removal or resignation.
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

Jesse E. Morris is our Executive Vice President, Chief Financial Officer and Chief Operating Officer. Mr. Morris also serves as the Executive Vice President, Chief Financial Officer and Chief Operating Officer of Main Street, serves as a member of Main Street’s management team’s executive committee and has held various management roles since joining Main Street in July 2019. Mr. Morris has management responsibility over Main Street’s finance, treasury and internal operations. He is also a Senior Managing Director on Main Street’s lower middle market investment team where his responsibilities include managing a portfolio of lower middle market investments where he is an active board member and assists those companies with various strategic initiatives, capital raises and M&A activity. Mr. Morris is also responsible for originating and executing new investments for the firm. Prior to joining Main Street in 2019, Mr. Morris served in various roles of increasing responsibility with Quanta Services, Inc. (NYSE: PWR) from 2014 to 2019 including most recently as Executive Vice President – Finance and President – Infrastructure Solutions. In this position, he oversaw the accounting, treasury, tax and financial planning and analysis activities and led Quanta’s public-private partnership (P3) concession and private infrastructure investment activities. Prior to joining Quanta, Mr. Morris served in various financial and accounting positions of increasing responsibility with Sysco Corporation (NYSE: SYY) including as Vice President and Chief Financial Officer – Foodservice Operations and Vice President of Finance and Chief Financial Officer – Broadline Operations. Mr. Morris began his career as a certified public accountant and was an Experienced Manager with Arthur Andersen.
Jason B. Beauvais is our Executive Vice President, General Counsel and Secretary. Mr. Beauvais also serves as the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of Main Street, serves as a member of Main Street’s management team’s executive committee and has held various management roles since joining

Main Street in 2008. He has management responsibility over the firm’s legal, compliance, human resources and technology functions. He also currently serves as a member of the Board of Directors of the Houston Arboretum & Nature Center, a non-profit urban nature sanctuary. Prior to joining Main Street, Mr. Beauvais was an attorney with Occidental Petroleum Corporation (NYSE: OXY), an international oil and gas exploration and production company. Before that, Mr. Beauvais practiced corporate and securities law at Baker Botts L.L.P., where he primarily counseled companies in public issuances and private placements of debt and equity and handled a wide range of general corporate and securities matters as well as mergers and acquisitions.
Nicholas T. Meserve is our Managing Director. Mr. Meserve also serves as a Managing Director on Main Street’s private credit investment team. Mr. Meserve previously served on our Board of Directors from April 2016 until June 2020. Mr. Meserve’s responsibilities have included managing a portfolio of private loan and middle market investments. He is also responsible for sourcing, originating and executing new investments for the firm. Prior to joining Main Street in 2012, Mr. Meserve was at Highland Capital Management, LP, a large alternative credit manager, and certain of its affiliates, where he managed a portfolio of senior loans and high yield bonds across a diverse set of industries. Prior to Highland, he was a Credit Analyst at JP Morgan Chase & Co.
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
Adam W. Park has served as our Chief Compliance Officer since August 2023 and as Assistant General Counsel and Assistant Secretary and since October 2020. Mr. Park also serves as the Assistant General Counsel, Assistant Compliance Officer and Assistant Secretary of Main Street and has served in these roles since September 2020. Prior to joining Main Street, Mr. Park practiced corporate and securities law at Baker & Hostetler LLP, where he counseled companies in capital markets transactions, mergers and acquisitions and advised on a wide range of corporate governance matters, and at Eversheds Sutherland (US) LLP, where his practice focused on the formation, regulation and operation of public and private funds, including business development companies.
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

Insider Trading Policy

The Company has adopted an Insider Trading Policy, which, among other things, governs the purchase, sale, and/or other disposition of the Company’s securities by the Company’s directors, officers and personnel, and which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations. Our insider trading policy prohibits all directors, officers and personnel from, directly or indirectly, trading while in the possession of material nonpublic information related to the Company’s securities and from engaging in short sales and short-term or other speculative trading of our securities and any transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of securities issued by us. Prohibited hedging activity includes market transactions in puts, calls and other derivatives and the purchase of prepaid variable forward contracts, equity swaps and collars. Pledging our securities in a margin account or as collateral for a loan is also prohibited under the policy except in limited circumstances that are pre-approved by our chief compliance officer.
Board of Directors and its Committees
Board of Directors. Our Board met five times and acted by unanimous written consent 25 times during 2023. All incumbent directors attended at least 75% of the meetings of the Board and of the committees on which they served during 2023 and all then-serving directors attended the 2023 Annual Meeting of Stockholders in person. Our Board expects each director to make a diligent effort to attend all Board and committee meetings, as well as each annual meeting of stockholders.
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
Audit Committee. During the year ended December 31, 2023, the Audit Committee met four times. The Audit Committee is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (as well as the compensation for those services), reviewing the independence of our independent accountants and reviewing the adequacy of our internal control over financial reporting. In addition, the Audit Committee is responsible for assisting our Board of Directors with its oversight of our investment valuation policy and procedures and monitoring and overseeing the Company’s policy standards and guidelines for risk assessment and risk management, including with respect to information technology and cybersecurity policies, procedures and incidents. Our Board has determined that each of Messrs. Kay, Niemann and Walker is an “audit committee financial expert” as defined by the SEC. For more information on the backgrounds of these directors, see their biographical information under “Election of Directors” above.
Nominating and Corporate Governance Committee. During the year ended December 31, 2023, the Nominating and Corporate Governance Committee met five times. The Nominating and Corporate Governance Committee is responsible for determining criteria for service on our Board, identifying, researching and recommending to the Board director nominees for election by our stockholders, selecting nominees to fill vacancies on our Board or a committee of the Board, developing and recommending to our Board any amendments to our corporate governance principles and overseeing the self-assessment of our Board and its committees. The Nominating and Corporate Governance Committee also oversees the Company’s strategy, initiatives, policies and reporting related to Environmental, Social and Governance (ESG) activities.
Pricing Committee. Unless our stockholders allow us to do so, we are prohibited from selling, or issuing pursuant to our dividend reinvestment plan, shares of our Common Stock at a price below the then-current net asset value (“NAV”) per share, exclusive of any distributing commission or discount, as applicable. The Pricing Committee is currently responsible for assisting the Board in determining the price at which we issue shares in any private sales and pursuant to our dividend reinvestment plan and ensuring that such price does not contravene this restriction. Additionally, the Pricing Committee is responsible for assisting the Board in determining the price at which we purchase shares pursuant to our share repurchase program. The Pricing Committee considers various factors, including the valuations of our investment portfolio, in determining whether the Company is issuing shares of Common Stock at a price below the then-current NAV per share. During the year ended December 31, 2023, the Pricing Committee met twice and acted by unanimous written consent twice.
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
Director Compensation
Our independent directors are entitled to an annual retainer of $120,000. Non-employee directors do not receive fees based on meetings attended absent circumstances that require an exceptionally high number of meetings within an annual period. We do not pay compensation to our interested directors.
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

The following table sets forth the compensation that we paid during the year ended December 31, 2023 to our non-interested directors. Directors who are also employees of Main Street or any of its subsidiaries do not receive compensation for their services as directors.
2023 Director Compensation

Name of Director	Fees Earned or Paid in Cash	All Other Compensation(1)	Total Compensation(2)
Interested Directors:
Dwayne L. Hyzak	$—	$—	$—
Independent Directors:
Robert L. Kay	126,500	—	126,500
John O. Niemann, Jr.	126,500	—	126,500
Jeffrey B. Walker	131,500	—	131,500
_____________________________
(1)We did not award any portion of the fees earned by our directors in stock or options during the year ended December 31, 2023. We do not have a profit-sharing, compensation or retirement plan, and directors do not receive any pension or retirement benefits.
(2)The amounts listed are for the fiscal year ending December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership
No person is deemed to control us, as such term is defined in the 1940 Act, through beneficial ownership of our common stock. The following table sets forth, as of March 1, 2024, information with respect to the beneficial ownership of our common stock by:
•each person known to us to beneficially own more than 5% of the outstanding shares of our common stock;
•each of our directors and executive officers; and
•all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no common stock subject to options that are currently exercisable or exercisable within 60 days of March 1, 2024. Percentage of beneficial ownership is based on 80,469,732 shares of common stock outstanding as of March 1, 2024.

Unless otherwise indicated, all shares of common stock in the table below are owned directly and the named person has sole voting and investment power. None of the shares of common stock beneficially owned by our officers or directors has been pledged as security for an obligation.

	Shares beneficially owned as of March 1, 2024
Name and Address	Number	Percentage of Current Ownership
Interested Directors:
Dwayne L. Hyzak	20,979	*
Independent Directors:
Robert L. Kay	20,000	*
John O. Niemann, Jr.	46,429	*
Jeffrey B. Walker	30,129	*
Executive Officers (that are not directors):
David L. Magdol	16,783	*
Jesse E. Morris	—	—
Jason B. Beauvais	8,392	*
All executive officers and directors as a group (7 persons)	142,712	*
_____________________________
*Amount represents less than 1.0%.
The following table sets forth the dollar range of equity securities of the Company that were beneficially owned by each director as of March 1, 2024:

Name and Address(1)	Dollar Range of Equity Securities Beneficially Owned(2)(3)(4)
Interested Directors:
Dwayne L. Hyzak	Over $100,000
Independent Directors:
Robert L. Kay	Over $100,000
John O. Niemann, Jr.	Over $100,000
Jeffrey B. Walker	Over $100,000
_____________________________
(1)The address of each director is c/o MSC Income Fund, Inc., 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056.
(2)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.
(3)The dollar range of equity securities beneficially owned by our directors is based on our NAV per share of $7.77 as of December 31, 2023.
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
Item 14. Principal Accountant Fees and Services
Our Board of Directors has ratified the decision of the Audit Committee to appoint Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm for the fiscal year ending December 31, 2024.

For the fiscal years ended December 31, 2023 and 2022, MSC Income Fund incurred the following fees for services provided by Grant Thornton, including expenses:

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees	$482,300	$476,940
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$482,300	$476,940
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
During the fiscal years ended December 31, 2023 and 2022, Grant Thornton LLP did not bill any non-audit fees for services rendered to MSC Income Fund or for services rendered to our Adviser or its parent company, Main Street.
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
All services performed for us for the fiscal years ended December 31, 2023 and 2022 were pre-approved or ratified by our Audit Committee.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:
a.Consolidated Financial Statements
The following financial statements are set forth in Item 8:
b.Consolidated Financial Statement Schedule

Schedule of Investments in and Advances to Affiliates for the Years Ended December 31, 2023 and 2022	142

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

10.11
Seventh Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of April 27, 2023, by and among the Registrant, the Guarantors party thereto, the lenders party thereto and TIAA, FSB (filed as Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q, filed on May 12, 2023 (File No. 814-00939) and incorporated herein by reference).

10.12
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

10.13
First Amendment to Loan and Security Agreement, dated June 2, 2023, by and among MSIF Funding, LLC, as borrower; MSC Income Fund, Inc., as portfolio manager; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; U.S. Bank National Association, as securities intermediary; and JPMorgan Chase Bank, National Association, as administrative agent and lender (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on June 6, 2023 (File No. 814-00939) and incorporated herein by reference).

10.14
Second Amendment to Loan and Security Agreement, dated August 31, 2023, by and among MSIF Funding, LLC, as borrower; MSC Income Fund, Inc., as portfolio manager; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; U.S. Bank National Association, as securities intermediary; and JPMorgan Chase Bank, National Association, as administrative agent and lender (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 814-00939) and incorporated herein by reference).

Second Amendment to Loan and Security Agreement, dated August 31, 2023, by and among MSIF Funding, LLC, as borrower; MSC Income Fund, Inc., as portfolio manager; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; U.S. Bank National Association, as securities intermediary; and JPMorgan Chase Bank, National Association, as administrative agent and lender.
10.15
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

101
The following financial information from our Annual Report on Form 10-K for the fourth quarter of fiscal year 2023, filed with the SEC on March 8, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) the Consolidated Statements of Changes in Net Assets for the periods ended December 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (v) the Consolidated Schedule of Investments for the periods ended December 31, 2023 and December 31, 2022, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the years ended December 31, 2023 and 2022 (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)
* * * * *

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.

Date: March 8, 2024	By:	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DWAYNE L. HYZAK	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 8, 2024
Dwayne L. Hyzak

/s/ JESSE E. MORRIS	Executive Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer)	March 8, 2024
Jesse E. Morris

/s/ CORY E. GILBERT	Vice President, Chief Accounting Officer and Assistant Treasurer (Principal Accounting Officer)	March 8, 2024
Cory E. Gilbert

/s/ ROBERT L. KAY	Director	March 8, 2024
Robert L. Kay

/s/ JOHN O. NIEMANN, JR.	Director	March 8, 2024
John O. Niemann, Jr.

/s/ JEFFREY B. WALKER	Director	March 8, 2024
Jeffrey B. Walker