Form 10-Q
period 2024-03-31
MSC INCOME FUND, INC.
filed 2024-05-15
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of May 8, 2024 was 80,475,393.

MSC INCOME FUND, INC.

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Investments at fair value:
Control investments (cost: $42,737 and $43,159 as of March 31, 2024 and December 31, 2023, respectively)	$53,644	$53,644
Affiliate investments (cost: $229,447 and $231,378 as of March 31, 2024 and December 31, 2023, respectively)	289,329	291,279
Non‑Control/Non‑Affiliate investments (cost: $790,354 and $763,781 as of March 31, 2024 and December 31, 2023, respectively)	773,009	747,972
Total investments (cost: $1,062,538 and $1,038,318 as of March 31, 2024 and December 31, 2023, respectively)	1,115,982	1,092,895
Cash and cash equivalents	24,648	30,786
Interest and dividend receivable	11,824	10,541
Receivable for securities sold	624	171
Deferred financing costs (net of accumulated amortization of $4,865 and $4,168 as of March 31, 2024 and December 31, 2023, respectively)	2,718	3,416
Prepaids and other assets	2,787	2,091
Total assets	$1,158,583	$1,139,900
LIABILITIES
Credit Facilities	$354,688	$335,688
Series A Notes due 2026 (par: $150,000 as of both March 31, 2024 and December 31, 2023)	149,229	149,155
Accounts payable and other liabilities	378	255
Payable for securities purchased	—	206
Interest payable	8,411	6,266
Dividend payable	14,821	14,019
Management and incentive fees payable	8,665	8,745
Deferred tax liability, net	3,870	3,259
Total liabilities	540,062	517,593
Commitments and contingencies (Note I)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 80,112,588 and 80,108,865 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	80	80
Additional paid‑in capital	686,582	686,136
Total overdistributed earnings	(68,141)	(63,909)
Total net assets	618,521	622,307
Total liabilities and net assets	$1,158,583	$1,139,900
NET ASSET VALUE PER SHARE	$7.72	$7.77
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$811	$809
Affiliate investments	6,929	7,894
Non‑Control/Non‑Affiliate investments	26,210	22,343
Total investment income	33,950	31,046
EXPENSES:
Interest	(9,549)	(8,334)
Base management fees	(5,028)	(4,855)
Incentive fees	(3,637)	(2,720)
Internal administrative services expenses	(2,267)	(2,038)
General and administrative	(1,034)	(880)
Total expenses before expense waivers	(21,515)	(18,827)
Waiver of internal administrative services expenses	2,111	1,889
Total expenses, net of expense waivers	(19,404)	(16,938)
NET INVESTMENT INCOME	14,546	14,108
NET REALIZED GAIN (LOSS):
Control investments	10	631
Affiliate investments	—	1,637
Non‑Control/Non‑Affiliate investments	(1,894)	1,164
Total net realized gain (loss)	(1,884)	3,432
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	422	(686)
Affiliate investments	(19)	1,321
Non‑Control/Non‑Affiliate investments	(1,536)	(4,774)
Total net unrealized depreciation	(1,133)	(4,139)
INCOME TAXES:
Federal and state income, excise and other taxes	(329)	(310)
Deferred taxes	(611)	(860)
Income tax provision	(940)	(1,170)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$10,589	$12,231
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.18	$0.18
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.13	$0.15
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	80,258,792	80,135,988
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2022	80,105,999	$80	$684,165	$(74,580)	$609,665
Dividend reinvestment	564,377	1	4,413	—	4,414
Common stock repurchased	(519,489)	(1)	(3,984)	—	(3,985)
Net increase resulting from operations	—	—	—	12,231	12,231
Dividends to stockholders	—	—	—	(14,026)	(14,026)
Balances at March 31, 2023	80,150,887	$80	$684,594	$(76,375)	$608,299

Balances at December 31, 2023	80,108,865	80	686,136	(63,909)	622,307
Issuance of common stock	314,070	—	2,500	—	2,500
Dividend reinvestment	564,969	1	4,492	—	4,493
Common stock repurchased	(875,316)	(1)	(6,546)	—	(6,547)
Net increase resulting from operations	—	—	—	10,589	10,589
Dividends to stockholders	—	—	—	(14,821)	(14,821)
Balances at March 31, 2024	80,112,588	$80	$686,582	$(68,141)	$618,521
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$10,589	$12,231
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(75,728)	(24,971)
Proceeds from sales and repayments of debt investments in portfolio companies	49,378	23,663
Proceeds from sales and return of capital of equity investments in portfolio companies	2,745	6,290
Net unrealized depreciation	1,133	4,139
Net realized (gain) loss on portfolio investments	1,884	(3,432)
Amortization of deferred financing costs	772	376
Amortization of deferred offering costs	—	66
Accretion of unearned income	(1,611)	(2,711)
Payment-in-kind interest	(1,525)	(1,685)
Cumulative dividends	(22)	(45)
Deferred tax provision	611	860
Changes in other assets and liabilities:
Interest and dividend receivable	(1,283)	(749)
Prepaid and other assets	(696)	4
Management and incentive fees payable	(80)	533
Interest payable	2,145	2,279
Accounts payable and other liabilities	119	(398)
Net cash provided by (used in) operating activities	(11,569)	16,450
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,500	—
Redemption of common stock	(6,547)	(3,984)
Payment of offering costs	—	(66)
Dividends paid	(9,522)	(8,404)
Proceeds from Credit Facilities	82,000	13,000
Repayments on Credit Facilities	(63,000)	(11,000)
Net cash provided by (used in) financing activities	5,431	(10,454)
Net increase (decrease) in cash and cash equivalents	(6,138)	5,996
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,786	21,312
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,648	$27,308

Supplemental cash flow disclosures:
Interest paid	$6,632	$5,680
Taxes paid	$384	$831
Non-cash financing activities:
Dividends declared and unpaid	$14,821	$14,026
Value of shares issued pursuant to the DRIP	$4,493	$4,414

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(8) (24)	7/17/2017	38.8%							$693	$568

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		11.48%	SF+	6.00%		10/29/2026	1,182	1,174	1,182
			Secured Debt		12/19/2014		13.48%	SF+	8.00%		10/29/2026	19,944	19,815	19,944
			Member Units	(8)	12/19/2014	2,896							6,435	21,890
													27,424	43,016
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (24)	10/1/2017	49.3%							3,345	6,050

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		3/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		3/31/2023	2,184,683							3,271	3,110
			Preferred Member Units		3/31/2023	61,077							—	—
			Preferred Member Units		1/26/2015	2,090,001							6,000	—
			Common Stock		3/31/2023	772,620							1,104	—
													11,275	4,010
Subtotal Control Investments (7.6% of net assets at fair value)													$42,737	$53,644
Affiliate Investments (6)
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	$55	$54	$54
			Secured Debt	(9)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	1,014	1,007	1,007
			Preferred Member Units		5/20/2021	607							607	1,390
			Preferred Member Units		8/16/2019	800	14.13%						800	—
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,547	2,451
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12							528	1,540

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		3/7/2022		10.00%				3/7/2027	50	49	50

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Secured Debt		3/7/2022		10.00%				3/7/2027	30	30	30
		Secured Debt		3/7/2022		10.00%				3/7/2027	1,175	1,161	1,175
		Preferred Stock	(8)	3/7/2022	453							455	680
												1,695	1,935
Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	1/9/2018		15.48%	SF+	10.00%		1/9/2025	1,344	1,344	1,343
		Preferred Member Units	(8)	1/9/2018	737							1,070	1,430
												2,414	2,773
Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (30)	1/4/2019			SF+	9.00%		1/4/2028	—	—	—
		Secured Debt	(9)	1/4/2019		14.48%	SF+	9.00%		1/4/2028	5,494	5,427	5,494
		Preferred Member Units		1/4/2019	3,327							1,531	3,040
												6,958	8,534
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (30)	2/26/2018			SF+	6.00%		2/26/2026	—	(42)	—
		Secured Debt	(9)	2/26/2018		13.49%	SF+	8.00%		2/26/2026	3,905	3,903	3,905
		Member Units	(8)	2/26/2018	1,087							2,860	7,390
		Member Units	(8) (23)	11/2/2018	261,786							443	750
												7,164	12,045
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	2/3/2017	457							491	4,010

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt		12/20/2016		12.00%				1/15/2027	2,140	2,137	2,100
		Secured Debt		12/20/2016		10.00%				12/20/2036	251	249	249
		Member Units	(8)	12/20/2016	179							1,820	1,010
		Member Units	(23)	12/20/2016	200							127	237
												4,333	3,596
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(30)	3/6/2020						12/17/2026	—	(3)	—
		Secured Debt		3/6/2020		12.50%				12/17/2026	6,996	6,977	6,996
		Preferred Member Units	(8) (23)	3/6/2020	147							2,079	18,550
												9,053	25,546
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(30)	3/31/2021						3/31/2026	—	—	—
		Secured Debt		3/31/2021		12.00%				3/31/2026	5,014	4,962	4,962
		Preferred Member Units		6/27/2023	240							240	600

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units		3/31/2021	4,320							1,920	2,080
													7,122	7,642
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(30)	11/22/2023						11/22/2028	—	—	—
			Secured Debt		11/22/2023		13.50%				11/22/2028	4,300	4,182	4,182
			Preferred Equity		11/22/2023	1,863							1,863	1,863
													6,045	6,045
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	55	54	54
			Secured Debt		3/31/2021		10.00%				12/31/2025	921	885	842
			Preferred Member Units		3/31/2021	1,000							290	20
													1,229	916
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		15.38%	SF+	10.00%		4/27/2026	3,355	3,332	3,315
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,459
													5,707	5,774
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(30)	2/13/2018						2/13/2026	—	(3)	—
			Secured Debt		12/27/2022		14.00%				2/13/2026	4,918	4,895	4,918
			Preferred Stock		2/13/2018	2,100							2,100	5,060
													6,992	9,978
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	2,340							2,600	6,970

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	7/31/2015	6.0%							4,160	3,705

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (29) (30)	6/24/2016			SF+	7.00%		1/1/2028	—	—	—
			Secured Debt	(9) (29)	12/15/2022		10.00%	SF+	7.00%		1/1/2028	13,120	12,952	13,120
			Member Units	(8)	6/24/2016	2,261							4,423	26,640
													17,375	39,760

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	2,336	2,307	2,336
			Preferred Member Units	(8)	3/31/2021	56							1,225	2,460
													3,532	4,796
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (30)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
			Secured Debt		7/1/2022		12.50%				7/1/2027	600	600	571
			Preferred Equity		7/1/2022	15,930							1,400	380
			Member Units		4/29/2016	920							920	—
													2,920	951
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(8) (24)	8/9/2017	8.2%							2,296	4,225

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt	(30)	6/21/2023						6/21/2028	—	(25)	(25)
			Secured Debt		6/21/2023		13.00%				6/21/2028	9,206	8,975	8,975
			Common Equity		6/21/2023	3,600							3,600	3,600
													12,550	12,550
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	6,436,566							6,540	6,400

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		13.09%	SF+	7.50%		8/20/2026	15,340	15,187	14,959
			Preferred Equity	(8)	12/7/2023	3,725	10.00%			10.00%			276	360
			Common Stock		8/20/2021	11,647							1,584	360
													17,047	15,679
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	4,950	4,934	4,934
			Secured Debt		10/31/2018		9.00%				10/31/2048	957	949	949
			Preferred Equity		10/31/2018	145							3,060	2,640
			Member Units	(8) (23)	10/31/2018	200							248	683
													9,191	9,206
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		8/31/2015		14.00%				12/31/2025	1,330	1,330	1,236

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Preferred Member Units		3/15/2019	16,500							1,100	80
		Preferred Member Units		9/1/2015	1,000							1,500	—
												3,930	1,316
Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		Secured Debt	(30)	8/18/2014						1/31/2027	—	—	—
		Secured Debt		8/18/2014		10.00%				1/31/2027	1,436	1,431	1,436
		Common Stock	(8)	8/18/2014	1,468							680	6,598
												2,111	8,034
NexRev LLC	Provider of Energy Efficiency Products & Services
		Secured Debt		2/28/2018		10.00%				2/28/2025	400	400	400
		Secured Debt		2/28/2018		10.00%				2/28/2025	2,453	2,439	2,439
		Preferred Member Units	(8)	2/28/2018	25,786,046							2,053	2,050
												4,892	4,889
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		11.98%	SF+	6.50%		1/31/2025	900	899	899
		Secured Debt		1/31/2017		12.00%				1/31/2025	4,610	4,607	4,607
		Preferred Member Units		11/2/2022	515							515	1,290
		Preferred Member Units		1/31/2017	102							2,550	2,550
												8,571	9,346
Oneliance, LLC	Construction Cleaning Company
		Secured Debt	(9)	8/6/2021		16.48%	SF+	11.00%		8/6/2026	1,340	1,327	1,327
		Preferred Stock		8/6/2021	282							282	282
												1,609	1,609
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (30)	7/30/2021			SF+	11.00%		7/31/2026	—	(2)	—
		Secured Debt	(9)	7/30/2021		16.48%	SF+	11.00%		7/31/2026	5,490	5,438	5,490
		Preferred Stock	(8) (23)	7/30/2021	2,500							2,500	4,090
												7,936	9,580
Pinnacle TopCo, LLC	Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
		Secured Debt		12/21/2023		8.00%				12/31/2028	55	46	46
		Secured Debt		12/21/2023		13.00%				12/31/2028	7,660	7,481	7,481
		Preferred Equity	(8)	12/21/2023	110							3,135	3,135
												10,662	10,662
Robbins Bros. Jewelry, Inc.	Bridal Jewelry Retailer
		Secured Debt	(30)	12/15/2021						12/15/2026	—	(5)	(5)

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		12/15/2021		12.50%				12/15/2026	3,740	3,699	2,708
			Preferred Equity		12/15/2021	1,230							1,230	—
													4,924	2,703
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.25%				6/16/2028	375	370	375
			Secured Debt		6/16/2023		12.45%				6/16/2028	18,179	18,027	18,179
			Preferred Member Units	(8)	8/31/2018	55							508	6,390
													18,905	24,944
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,918	5,425	1,925
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,425	1,925
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt	(17)	8/31/2018		12.00%				8/31/2023	460	460	432
			Secured Debt	(17)	8/31/2018		12.00%				8/31/2023	3,800	3,800	1,985
			Preferred Member Units		8/28/2023	1,738							165	—
			Preferred Member Units		2/1/2023	1,323							141	—
			Preferred Member Units		8/31/2018	136							2,311	—
													6,877	2,417
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(30)	5/31/2019						5/31/2027	—	(1)	—
			Secured Debt		5/31/2019		13.50%				5/31/2027	1,980	1,956	1,980
			Common Stock	(8)	5/31/2019	154							1,164	2,900
													3,119	4,880
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (30)	12/1/2021			SF+	6.00%		12/1/2024	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	7,050	6,937	6,937
			Preferred Equity	(8) (23)	12/1/2021	3,060							3,060	3,060
													9,997	9,997
Subtotal Affiliate Investments (46.8% of net assets at fair value)													$229,447	$289,329
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		1/31/2023		18.00%			18.00%	6/25/2025	$157	$156	$156
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	5,246	5,141	5,187
			Common Stock		12/11/2020	593,927							3,148	—
			Warrants	(27)	12/11/2020	197,717					12/11/2025		—	—
													8,445	5,343
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (30)	9/6/2022			P+	5.00%		9/6/2028	—	(19)	—
			Secured Debt	(9) (26)	9/6/2022		11.43%	SF+	6.00%		9/6/2028	2,347	2,315	2,347
			Secured Debt	(9)	9/6/2022		11.43%	SF+	6.00%		9/6/2028	2,298	2,218	2,298
			Secured Debt	(9)	6/21/2023		11.43%	SF+	6.00%		9/6/2028	770	743	770
													5,257	5,415
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9) (30)	6/7/2023			SF+	7.00%		6/7/2028	—	(7)	(7)
			Secured Debt	(9)	6/7/2023		12.43%	SF+	7.00%		6/7/2028	11,847	11,755	11,847
			Warrants	(31)	6/7/2023	14,953					5/19/2028		—	90
													11,748	11,930
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	938	938	902
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	2,462	2,457	2,368
													3,395	3,270
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		11.19%	SF+	5.75%		3/19/2026	2,813	2,788	2,828

AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	11							83	100

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (30)	11/19/2021			P+	5.00%		11/19/2026	—	(9)	(9)
			Secured Debt	(9)	11/19/2021		11.61%	SF+	6.00%		11/19/2026	8,167	8,123	8,167
													8,114	8,158
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/11/2022		15.23%	SF+	9.75%	15.23%	4/10/2026	5,027	5,008	4,051
			Secured Debt	(9) (14)	3/11/2022		17.23%	SF+	11.75%	17.23%	4/10/2026	4,270	4,244	2,474
													9,252	6,525
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	9/17/2021						4/7/2023	2,425	2,375	59
			Secured Debt	(14) (17)	5/19/2016						6/8/2023	11,693	11,451	282
													13,826	341
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	1,952	1,952	1,952
			Secured Debt	(9)	11/6/2023		11.94%	SF+	6.50%	12.04%	11/6/2028	3,913	3,913	3,913

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Equity		11/6/2023	17,265							7,468	7,175
			Preferred Equity		11/6/2023	17,265							—	—
			Common Equity		11/9/2021	2,070							124	—
													13,457	13,040
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock		8/11/2022	62,402							62	90

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9)	1/18/2022		12.09%	SF+	6.50%		1/18/2027	50	50	50
			Secured Debt	(9)	1/18/2022		11.09%	SF+	5.50%		1/18/2027	925	912	925
			Secured Debt	(9)	1/18/2022		13.09%	SF+	7.50%		1/18/2027	925	912	925
			Common Stock		1/18/2022	100,000							100	100
													1,974	2,000
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (30)	12/23/2022			SF+	7.25%		12/23/2027	—	(16)	(16)
			Secured Debt	(9)	12/23/2022		12.71%	SF+	7.25%		12/23/2027	3,408	3,318	3,370
			Common Equity	(8)	12/15/2021	137							134	124
													3,436	3,478
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(23)	11/12/2019	122,416							—	70
			Preferred Member Units	(8) (23)	7/6/2018	1,548,387							—	880
			Preferred Member Units		3/8/2024	293,007							293	1,049
													293	1,999
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (30)	6/30/2022			SF+	7.25%		6/30/2028	—	(17)	(17)
			Secured Debt	(9)	6/30/2022		12.59%	SF+	7.25%	6.25%	6/30/2028	8,672	8,562	8,241
													8,545	8,224
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	500

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (30)	2/16/2024			SF+	8.50%		8/28/2025	—	—	—
			Secured Debt	(9)	10/19/2022		16.00%	P+	7.50%	15.00%	8/28/2025	3,334	3,334	3,051
			Secured Debt	(9)	8/28/2020		13.94%	SF+	8.50%	12.94%	8/28/2025	4,072	3,531	3,726
			Common Stock		10/1/2020	700,446							—	70
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	20

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													7,976	6,867
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	80	80	80
			Member Units	(8)	6/30/2017	540,000							564	260
													644	340
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9) (30)	5/1/2023			SF+	7.00%		5/1/2028	—	(15)	(15)
			Secured Debt	(9)	5/1/2023		11.48%	SF+	6.00%		5/1/2028	4,030	3,964	4,030
			Secured Debt	(9)	5/1/2023		13.48%	SF+	8.00%		5/1/2028	4,030	3,964	4,030
			Preferred Equity		5/1/2023	360							360	310
			Common Equity		5/1/2023	360							—	—
													8,273	8,355
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9) (30)	2/1/2024			SF+	6.25%		2/1/2029	—	(25)	(25)
			Secured Debt	(9) (30)	2/1/2024			SF+	6.25%		2/1/2029	—	(12)	(12)
			Secured Debt	(9)	2/1/2024		11.66%	SF+	6.25%		2/1/2029	11,431	11,210	11,210
			Common Equity		2/1/2024	1,000,000							1,000	1,000
													12,173	12,173
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(24)	7/21/2014	0.5%							2,191	1,345
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.2%							8,737	8,716
													10,928	10,061
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(17)	6/30/2015		12.00%				8/31/2023	12,676	11,490	8,096
			Preferred Member Units		6/30/2015	4	6.00%			6.00%			3,040	—
													14,530	8,096
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9) (30)	6/14/2021			SF+	5.00%		6/10/2026	—	(12)	—
			Secured Debt	(9)	6/14/2021		10.43%	SF+	5.00%		6/10/2028	13,087	12,945	13,087
													12,933	13,087
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	454,344							454	454
			Preferred Equity		12/13/2021	126,446							—	—
													454	454

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (30)	12/17/2021			SF+	6.00%		12/17/2026	—	(4)	(4)
			Secured Debt		12/17/2021		13.00%				12/17/2026	2,205	2,169	2,169
			Common Stock		12/17/2021	50,000							500	500
													2,665	2,665
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (30)	5/18/2022			SF+	6.00%		5/18/2027	—	(3)	(3)
			Secured Debt	(9)	5/18/2022		11.56%	SF+	6.00%		5/18/2027	2,574	2,556	2,574
			Secured Debt	(9)	5/18/2022		11.56%	SF+	6.00%		5/18/2027	1,980	1,967	1,980
			Common Equity		12/30/2022	80,000							80	80
													4,600	4,631
Central Moloney, LLC	(10)	Manufacturer of Electricity Transformers and Related Equipment
			Secured Debt	(9)	2/9/2024		12.05%	SF+	6.75%		10/20/2028	15,000	14,711	14,711

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (28)	2/7/2022		12.56%	SF+	7.00%		2/7/2027	152	138	145
			Secured Debt	(9)	2/7/2022		12.58%	SF+	7.00%		2/7/2027	3,351	3,312	3,184
			Secured Debt	(9)	6/24/2022		12.58%	SF+	7.00%		2/7/2027	186	184	176
			Secured Debt	(9)	3/27/2023		12.58%	SF+	7.00%		2/7/2027	449	440	426
													4,074	3,931
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,694	2,350	16

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		11.63%	SF+	6.00%		3/12/2025	940	934	940
			Secured Debt		3/12/2020		8.00%				3/12/2025	4,819	4,790	4,819
			Preferred Member Units	(8)	3/12/2020	39							1,440	4,370
													7,164	10,129
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (28)	8/6/2021		13.47%	SF+	8.00%		8/6/2026	4,167	4,065	4,072
			Secured Debt	(9) (30)	3/29/2024			SF+	8.00%		8/6/2026	—	(139)	(139)
			Secured Debt	(9)	8/6/2021		13.46%	SF+	8.00%		8/6/2026	15,260	15,113	14,915
													19,039	18,848
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016	861,618							3,335	22,430

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (30)	12/27/2023			SF+	7.00%		6/27/2027	—	(41)	(41)
			Secured Debt	(9) (30)	12/27/2023			SF+	7.00%		6/27/2027	—	(41)	(41)
			Secured Debt	(9)	12/27/2023		12.41%	SF+	7.00%		6/27/2027	7,500	7,296	7,352
													7,214	7,270
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022								52	60

DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		11/19/2021		12.00%				11/19/2026	4,700	4,647	4,700
			Preferred Equity		11/19/2021	1,486							1,486	1,490
													6,133	6,190
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,316	855
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—
													2,092	855
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		10.43%	SF+	5.00%	10.43%	12/31/2026	2,125	1,967	1,967
			Secured Debt	(9)	12/20/2022		12.43%	SF+	7.00%	12.43%	12/31/2026	2,179	1,946	1,926
			Preferred Equity		12/20/2022	125,000							128	60
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,041	3,953
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (30)	10/3/2022			SF+	6.00%		10/3/2027	—	—	—
			Secured Debt		10/3/2022		12.00%				10/3/2027	1,197	1,171	1,171
			Secured Debt		10/3/2022		9.00%				10/3/2052	412	408	408
			Common Stock		10/3/2022	19							374	390
			Common Stock	(23)	10/3/2022	61							102	109
													2,055	2,078
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		11.74%	SF+	6.25%		12/29/2027	2,375	2,344	2,185

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9) (28)	5/23/2022		13.75%	P+	5.25%		5/23/2027	176	165	176
			Secured Debt	(9)	5/23/2022		11.66%	SF+	6.25%		5/23/2028	5,082	5,014	5,025
													5,179	5,201
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (30)	4/7/2023			SF+	8.00%		4/7/2029	—	(9)	(9)
			Secured Debt	(9)	4/7/2023		13.40%	SF+	8.00%		4/7/2029	6,907	6,733	6,907
			Common Equity		4/7/2023	170,998							174	200
													6,898	7,098
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		13.56%	SF+	8.00%		12/22/2026	308	306	304
			Secured Debt	(9)	12/22/2021		13.56%	SF+	8.00%	8.00%	12/22/2026	3,755	3,735	3,705
													4,041	4,009
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9)	11/10/2023		12.17%	SF+	6.75%		11/10/2028	210	138	208
			Secured Debt	(9)	11/10/2023		12.17%	SF+	6.75%		11/10/2028	9,640	9,374	9,544
			Common Equity		11/10/2023								210	210
													9,722	9,962
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		11.53%	SF+	6.00%		1/15/2026	359	358	359
			Secured Debt		12/2/2016		12.50%				1/15/2026	9,744	9,703	9,744
			Preferred Member Units	(8)	12/2/2016	56							713	4,470
			Preferred Member Units	(23)	12/2/2016	56							38	240
													10,812	14,813
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	3/7/2024		9.07%	SF+	3.50%	2.50%	6/21/2026	1,335	1,254	1,254
			Secured Debt	(14)	3/7/2024		2.50%		2.50%	2.50%	6/21/2026	914	401	401
			Common Equity		3/7/2024	35,971							—	—
													1,655	1,655
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (30)	8/1/2022			SF+	6.50%		8/1/2027	—	(13)	(13)
			Secured Debt	(9)	8/1/2022		11.83%	SF+	6.50%		8/1/2027	1,990	1,959	1,990
			Secured Debt	(9)	8/1/2022		11.83%	SF+	6.50%		8/1/2027	4,913	4,847	4,913
													6,793	6,890
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	6/30/2021		15.84%	SF+	8.25%	2.00%	6/30/2026	8,004	7,869	7,840

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (30)	7/30/2021			SF+	5.75%		7/30/2026	—	(12)	—
			Secured Debt	(9)	7/30/2021		10.93%	SF+	5.50%		7/30/2028	6,250	6,188	6,250
			Secured Debt	(9)	7/30/2021		10.93%	SF+	5.50%		7/30/2028	1,937	1,918	1,937
													8,094	8,187
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Secured Debt	(9) (28)	6/8/2023		12.27%	SF+	7.00%		6/30/2028	593	593	593
			Secured Debt	(9)	6/8/2023		12.25%	SF+	7.00%		6/30/2028	10,358	10,060	10,358
			Common Equity		6/8/2023	422							580	600
													11,233	11,551
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		14.21%	SF+	7.75%	1.00%	7/31/2024	17,042	17,040	16,103

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		13.00%				3/31/2028	4,331	4,263	4,263
			Preferred Equity	(8)	3/31/2023	21,840							1,092	1,092
													5,355	5,355
Infolinks Media Buyco, LLC	(10)	Exclusive Placement Provider to the Advertising Ecosystem
			Secured Debt	(9)	11/1/2021		11.18%	SF+	5.75%		11/1/2026	1,876	1,829	1,876
			Secured Debt	(9)	11/1/2021		11.18%	SF+	5.75%		11/1/2026	9,564	9,463	9,564
													11,292	11,440
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (30)	7/19/2023			SF+	6.25%		7/19/2028	—	(38)	(38)
			Secured Debt	(9) (30)	7/19/2023			SF+	6.25%		7/19/2029	—	(31)	(31)
			Secured Debt	(9)	7/19/2023		11.56%	SF+	6.25%		7/19/2029	8,352	8,132	8,209
			Common Equity		7/19/2023	47,847							239	160
													8,302	8,300
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (28)	4/3/2023		13.44%	SF+	8.00%		4/3/2028	676	660	652
			Secured Debt	(9)	4/3/2023		13.48%	SF+	8.00%		4/3/2028	6,240	6,108	6,017
			Secured Debt	(9)	6/14/2023		13.48%	SF+	8.00%		4/3/2028	1,257	1,230	1,212
			Common Equity		4/3/2023	101,719							322	190
													8,320	8,071
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(17) (28)	12/9/2021		15.43%	SF+	10.00%		8/7/2023	1,835	1,835	1,680
			Secured Debt	(9) (14) (17)	8/7/2019		12.43%	SF+	7.00%	12.43%	8/7/2023	7,334	7,254	17
			Common Stock		12/7/2021	2,143							—	—
													9,089	1,697
Intermedia Holdings, Inc.	(11)	Unified Communications as a Service
			Secured Debt	(9)	8/3/2018		11.43%	SF+	6.00%		7/19/2025	7,037	7,032	7,037

Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9)	8/28/2019		11.96%	SF+	6.50%		8/28/2025	104	101	103
			Secured Debt	(9)	8/28/2019		11.96%	SF+	6.50%		8/28/2025	16,812	16,760	16,615
													16,861	16,718
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		11.31%	SF+	5.75%		3/25/2027	6,563	6,452	5,250

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.50%				1/31/2028	1,128	1,110	1,110
			Secured Debt		9/1/2021		13.50%				1/31/2028	735	723	723
			Secured Debt		11/15/2021		13.50%				1/31/2028	2,236	2,236	2,236
			Secured Debt		11/15/2021		13.50%				1/31/2028	4,906	4,820	4,820
			Secured Debt		1/31/2023		13.50%				1/31/2028	2,591	2,484	2,484
			Common Stock		8/3/2021	50,753							689	669
													12,062	12,042
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	4/13/2023		11.03%	SF+	5.50%	8.54%	4/14/2028	2,763	2,536	2,417
			Common Equity		4/13/2023	186,322							—	—
													2,536	2,417
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		16.53%	SF+	9.00%	2.00%	6/21/2027	208	203	203
			Secured Debt	(9)	6/21/2023		16.53%	SF+	9.00%	2.00%	6/21/2027	179	175	175
			Secured Debt	(9)	6/21/2023		15.53%	SF+	8.00%	2.00%	6/21/2027	1,096	871	871
			Secured Debt	(9)	6/21/2023		17.53%	SF+	10.00%	2.00%	6/21/2027	1,096	871	871
			Warrants	(27)	6/21/2023	48,327					6/21/2033		523	523
													2,643	2,643
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		12.46%	SF+	7.00%		11/4/2024	1,662	1,645	1,663
			Secured Debt	(9)	2/27/2024		15.48%	SF+	10.00%		11/4/2024	317	287	287
			Secured Debt	(9)	11/8/2021		12.46%	SF+	7.00%		11/4/2024	3,895	3,895	3,895
			Preferred Equity		11/8/2021	5,653,333							216	2,190

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													6,043	8,035
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9) (14)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	942	942	—
			Secured Debt	(9) (14)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	906	906	—
			Secured Debt	(9)	3/30/2024		14.31%	SF+	8.75%	6.00%	3/29/2029	1,615	1,615	1,615
			Secured Debt	(9)	3/30/2024		14.31%	SF+	8.75%	6.00%	3/29/2029	982	982	982
			Common Stock		8/21/2019	392,514							3,678	—
			Common Stock		3/29/2024	4,535,784							166	166
													8,289	2,763
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(30)	12/10/2021						12/10/2026	—	(4)	—
			Secured Debt		12/10/2021		15.00%				12/10/2026	2,690	2,649	2,690
			Preferred Equity	(8)	12/10/2021	368							404	1,080
													3,049	3,770
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	2,850	2,816	2,816
			Preferred Equity	(8)	3/28/2022	11,934							1,193	1,193
													4,009	4,009
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (28)	12/22/2021		11.57%	SF+	6.00%		12/22/2026	612	605	612
			Secured Debt	(9)	12/22/2021		11.55%	SF+	6.00%		12/22/2026	2,980	2,947	2,980
			Secured Debt	(9)	2/1/2024		11.55%	SF+	6.00%		12/22/2026	279	271	279
			Common Equity		12/22/2021	140,351							140	110
													3,963	3,981
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		14.70%	SF+	9.25%		10/4/2026	1,289	1,237	1,197
			Secured Debt	(9)	10/4/2021		14.70%	SF+	9.25%		10/4/2026	9,286	9,191	8,627
													10,428	9,824
Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/9/2019		10.56%	SF+	5.00%		5/9/2026	5,750	5,724	5,578

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	5/2/2019		12.68%	SF+	7.25%		9/25/2024	7,916	7,898	7,916
			Secured Debt	(9)	5/2/2019		12.68%	SF+	7.25%		9/25/2024	5,220	5,208	5,220
			Secured Debt	(9)	11/20/2020		12.68%	SF+	7.25%		9/25/2024	—	—	—
			Secured Debt	(9)	2/26/2021		12.68%	SF+	7.25%		9/25/2024	867	865	867
			Secured Debt	(9)	5/12/2022		12.68%	SF+	7.25%		9/25/2024	8,780	8,752	8,780
													22,723	22,783

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		15.48%	SF+	9.00%	1.00%	8/16/2026	4,907	4,854	4,525

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		13.25%	P+	4.75%		12/22/2024	11,552	11,352	8,957

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9) (30)	3/15/2021			SF+	6.75%		3/15/2026	—	(32)	—
			Secured Debt	(9)	3/15/2021		12.23%	SF+	6.75%		3/15/2026	16,503	16,367	16,503
			Secured Debt	(9)	3/28/2024		12.98%	SF+	7.50%		3/15/2026	5,000	4,855	5,000
													21,190	21,503
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(30)	10/19/2022						10/19/2024	—	—	—
			Secured Debt		10/19/2022		11.75%				10/19/2027	1,663	1,628	1,628
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			434	443
			Common Stock	(8)	10/19/2022	112,865							113	180
													2,175	2,251
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (30)	4/4/2022			SF+	6.25%		4/3/2028	—	(6)	(6)
			Secured Debt	(9)	4/4/2022		11.43%	SF+	6.00%		4/3/2028	2,671	2,634	2,671
													2,628	2,665
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		12.46%	SF+	7.00%		12/31/2026	18,152	17,887	17,662

Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (28)	11/30/2023		11.57%	SF+	6.25%		11/30/2028	540	513	517
			Secured Debt	(9) (26)	11/30/2023		11.58%	SF+	6.25%		11/30/2028	465	450	446
			Secured Debt	(9)	11/30/2023		10.59%	SF+	5.25%		11/30/2028	3,225	3,153	3,193
			Secured Debt	(9)	11/30/2023		12.59%	SF+	7.25%		11/30/2028	3,225	3,150	3,193
			Common Equity		11/30/2023	300,000							300	300
													7,566	7,649
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	1,132	1,118	1,119
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	2,941	2,903	3,143
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	5,007	4,945	5,007
			Unsecured Debt		11/14/2023		8.00%			8.00%	3/31/2025	46	46	46

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Stock		8/30/2022	12,798,820							256	197
													9,268	9,512
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (30)	12/18/2019			SF+	7.00%		12/18/2026	—	(4)	(4)
			Secured Debt	(9) (30)	12/18/2019			SF+	7.00%		12/18/2026	—	(11)	(11)
			Secured Debt	(9)	12/18/2019		12.48%	SF+	7.00%		12/18/2026	14,776	14,616	14,776
													14,601	14,761
Obra Capital, Inc	(11)	Alternative Asset Manager
			Secured Debt		10/10/2019		11.44%	SF+	6.00%		10/1/2026	6,840	6,538	5,977

Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (30)	6/7/2023			SF+	6.50%		6/7/2028	—	(33)	(33)
			Secured Debt	(9)	6/7/2023		11.82%	SF+	6.50%		6/7/2028	2,660	2,588	2,660
			Secured Debt	(9)	6/7/2023		11.80%	SF+	6.50%		6/7/2028	7,919	7,721	7,919
			Common Equity		6/7/2023	532							532	730
													10,808	11,276
PrimeFlight Aviation Services	(10)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		12.28%	SF+	6.85%		5/1/2029	5,955	5,805	5,955
			Secured Debt	(9)	9/7/2023		12.15%	SF+	6.85%		5/1/2029	569	553	569
			Secured Debt	(9)	1/30/2024		11.55%	SF+	6.25%		5/1/2029	571	561	571
													6,919	7,095
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (28)	8/19/2022		12.77%	SF+	7.25%		8/19/2027	198	189	198
			Secured Debt	(9)	8/19/2022		12.84%	SF+	7.25%		8/19/2027	1,422	1,401	1,422
													1,590	1,620
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Secured Debt	(9) (30)	10/2/2023			SF+	8.00%		10/2/2028	—	(18)	(18)
			Secured Debt	(9)	10/2/2023		13.64%	SF+	8.00%		10/2/2028	3,906	3,818	3,867
			Preferred Equity		10/2/2023	1,302,083							1,302	1,302
													5,102	5,151
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (28)	4/8/2021		12.33%	SF+	6.75%		4/8/2026	1,235	1,228	1,168
			Secured Debt	(9)	4/8/2021		12.18%	SF+	6.75%		4/8/2026	12,917	12,838	12,217
													14,066	13,385
Research Now Group, Inc. and Survey Sampling International, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	12/29/2017		11.07%	SF+	5.50%		12/20/2024	9,665	9,665	5,832

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (28)	8/24/2023		11.82%	SF+	6.50%		8/24/2028	455	405	451
			Secured Debt	(9)	8/24/2023		11.82%	SF+	6.50%		8/24/2028	10,487	10,210	10,408
													10,615	10,859
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (30)	8/27/2021			SF+	6.50%		8/27/2026	—	(9)	—
			Secured Debt	(9)	8/27/2021		12.09%	SF+	6.50%		8/27/2026	4,219	4,156	4,149
			Secured Debt	(9)	8/27/2021		14.09%	SF+	8.50%		8/27/2026	4,219	4,156	4,089
													8,303	8,238
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		13.24%	SF+	5.75%	2.00%	11/16/2025	6,443	6,425	6,443
			Secured Debt	(9)	7/16/2021		13.24%	SF+	5.75%	2.00%	11/16/2025	8,838	8,811	8,838
													15,236	15,281
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				12/22/2027	4,720	4,573	4,720
			Common Stock		9/13/2018	17,500							—	460
													4,573	5,180
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (30)	12/10/2021			SF+	6.00%		12/13/2026	—	(4)	(4)
			Secured Debt	(9)	12/10/2021		11.43%	SF+	6.00%		12/13/2026	2,839	2,808	2,839
			Common Equity		12/10/2021	61							61	59
													2,865	2,894
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9)	7/1/2022		12.96%	SF+	7.50%		7/1/2027	300	287	300
			Secured Debt	(9)	7/1/2022		12.96%	SF+	7.50%		7/1/2027	4,913	4,849	4,912
			Common Stock		7/1/2022	200,000							200	190
													5,336	5,402
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(23)	7/7/2021	1,000,000							1,000	2,680

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(30)	8/9/2021						8/9/2026	—	(2)	(2)
			Secured Debt		8/9/2021		13.00%				8/9/2026	1,780	1,761	1,744
			Preferred Stock		9/1/2023	59,027							59	59
			Preferred Stock	(8)	8/9/2021	320,000							1,600	1,600
													3,418	3,401
Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (30)	3/11/2024			SF+	6.50%		3/11/2029	—	(48)	(48)
			Secured Debt	(9)	3/11/2024		11.82%	SF+	6.50%		3/11/2029	13,147	12,695	12,695
			Preferred Equity		3/11/2024	468,750							469	469
													13,116	13,116
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		12.49%	SF+	7.15%	6.00%	5/2/2027	6,802	2,505	2,604
			Secured Debt	(14)	6/1/2023						5/2/2027	692	15	—
													2,520	2,604
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/28/2029	2,200	2,135	2,135
			Preferred Equity	(8)	2/16/2024	1,000	9.00%			9.00%			1,011	1,011
													3,146	3,146
USA DeBusk LLC	(10)	Provider of Industrial Cleaning Services
			Secured Debt	(9)	10/22/2019		11.43%	SF+	6.00%		9/8/2026	12,373	12,285	12,373
			Secured Debt	(9)	7/19/2023		11.93%	SF+	6.50%		9/8/2026	4,813	4,738	4,813
			Secured Debt	(9)	11/21/2023		11.93%	SF+	6.50%		9/8/2026	2,509	2,467	2,509
													19,490	19,695
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		12.99%	SF+	7.50%		4/5/2029	3,000	2,927	3,000

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	2,270

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(9)	12/22/2023		12.44%	SF+	7.00%		12/22/2028	12,469	12,177	12,227

VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	769,231							769	1,910

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (30)	7/19/2021			SF+	7.00%		7/19/2026	—	(5)	(5)
			Secured Debt	(9)	7/19/2021		12.48%	SF+	7.00%		7/19/2026	4,585	4,537	4,585
			Common Stock		7/19/2021	500,000							500	1,030
													5,032	5,610
Watterson Brands, LLC	(10)	Facility Management Services

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (28)	12/17/2021		11.46%	SF+	6.00%		12/17/2026	303	300	303
			Secured Debt	(9)	12/17/2021		11.46%	SF+	6.00%		12/17/2026	52	47	52
			Secured Debt	(9)	12/17/2021		11.46%	SF+	6.00%		12/17/2026	2,161	2,142	2,161
			Secured Debt	(9)	12/17/2021		11.46%	SF+	6.00%		12/17/2026	1,950	1,933	1,950
													4,422	4,466
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (26)	3/1/2022		11.31%	SF+	6.00%		3/1/2028	663	653	663
			Secured Debt	(9)	3/1/2022		11.31%	SF+	6.00%		3/1/2028	2,940	2,902	2,940
			Secured Debt	(9)	11/3/2023		11.31%	SF+	6.00%		3/1/2028	1,463	1,436	1,463
			Common Stock	(8)	3/1/2022	200,000							200	470
													5,191	5,536
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (28)	11/19/2021		13.58%	SF+	8.00%		11/19/2026	2,222	2,155	2,181
			Secured Debt	(9)	11/19/2021		13.59%	SF+	8.00%		11/19/2026	2,583	2,533	2,535
			Secured Debt	(9)	11/19/2021		12.59%	SF+	7.00%		11/19/2026	11,625	11,427	11,409
			Secured Debt	(9)	11/19/2021		12.58%	SF+	7.00%		11/19/2026	8,333	8,105	8,178
													24,220	24,303
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		12.00%				12/12/2027	1,627	1,603	1,603
			Preferred Equity	(8)	12/12/2022	530							530	530
													2,133	2,133
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		11.18%	SF+	5.75%		12/17/2027	1,185	1,162	1,185
			Secured Debt	(9)	12/17/2021		11.15%	SF+	5.75%		12/17/2027	2,346	2,317	2,346
													3,479	3,531
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		12.93%	SF+	7.50%		8/9/2026	5,537	5,448	5,143

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (26)	2/11/2022		12.68%	SF+	7.25%	1.50%	12/31/2024	2,358	2,358	2,331
			Secured Debt	(9) (26)	2/11/2022		12.68%	SF+	7.25%	1.50%	12/31/2024	591	591	584
													2,949	2,915
Subtotal Non-Control/Non-Affiliate Investments (125.0% of net assets at fair value)													$790,354	$773,009
Total Portfolio Investments, March 31, 2024 (180.4% of net assets at fair value)													$1,062,538	$1,115,982
Money market funds (included in cash and cash equivalents)
First American Treasury Obligations Fund Class Z (16)													$13,593	$13,593
Total money market funds													$13,593	$13,593

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 95% of the loans (based on the par amount) contain LIBOR or Term SOFR (“SOFR”) floors which range between 0.75% and 5.25%, with a weighted-average floor of 1.21%.
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
(16)Effective yield as of March 31, 2024 was approximately 5.17% on the First American Treasury Obligations Fund Class Z.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of March 31, 2024.
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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2024
(dollars in thousands)
(Unaudited)
(25)A majority of the variable rate loans in the Company’s Investment Portfolio (defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of March 31, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.43%.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2024.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2024.
(29)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(30)The position is unfunded and no interest income is being earned as of March 31, 2024. The position may earn a nominal unused facility fee on committed amounts.
(31)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(8) (24)	7/17/2017	38.8%							$693	$568

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		11.48%	SF+	6.00%		10/29/2026	1,182	1,173	1,182
			Secured Debt		12/19/2014		13.48%	SF+	8.00%		10/29/2026	19,944	19,803	19,944
			Member Units		12/19/2014	2,896							6,435	21,890
													27,411	43,016
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (24)	10/1/2017	49.3%							3,345	6,050

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		3/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		3/31/2023	2,184,683							3,706	3,110
			Preferred Member Units		3/31/2023	61,077							—	—
			Preferred Member Units		1/26/2015	2,090,001							6,000	—
			Common Stock		3/31/2023	772,620							1,104	—
													11,710	4,010
Subtotal Control Investments (8.6% of net assets at fair value)													$43,159	$53,644
Affiliate Investments (6)
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	$55	$54	$54
			Secured Debt	(9)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	1,031	1,020	1,020
			Preferred Member Units		5/20/2021	607							607	1,210
			Preferred Member Units		8/16/2019	800	14.13%						800	—
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,560	2,284
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12							528	1,380

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(37)	3/7/2022						3/7/2027	—	(1)	—
			Secured Debt		3/7/2022		10.00%				3/7/2027	30	30	30
			Secured Debt		3/7/2022		10.00%				3/7/2027	1,175	1,160	1,175
			Preferred Stock	(8)	3/7/2022	453							455	680
													1,644	1,885
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		15.46%	L+	10.00%		1/9/2025	1,375	1,375	1,374
			Preferred Member Units	(8)	1/9/2018	737							1,070	1,400
													2,445	2,774
Centre Technologies Holdings, LLC		Provider of IT Hardware Services and Software Solutions

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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													6,064	6,132
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt		2/13/2018		14.00%				2/13/2026	217	213	217
			Secured Debt		12/27/2022		14.00%				2/13/2026	5,002	4,974	5,002
			Preferred Stock	(8)	2/13/2018	2,100							2,100	5,180
													7,287	10,399
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	2,340							2,600	6,970

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	7/31/2015	6.0%						4,160	4,160	3,705

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (36) (37)	6/24/2016			SF+	7.50%		1/1/2028	—	—	—
			Secured Debt	(9) (36)	12/15/2022		10.50%	SF+	7.50%		1/1/2028	13,520	13,336	13,520
			Member Units	(8)	6/24/2016	2,261							4,423	24,180
													17,759	37,700
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	2,336	2,304	2,336
			Preferred Member Units	(8)	3/31/2021	56							1,225	2,870
													3,529	5,206
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (37)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
			Secured Debt		7/1/2022		12.50%				7/1/2027	600	600	571
			Preferred Equity		7/1/2022	15,930							1,400	620
			Member Units		4/29/2016	920							920	—
													2,920	1,191
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	8/9/2017	8.2%						2,296	2,296	4,225

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt	(37)	6/21/2023						6/21/2028	—	(27)	(27)
			Secured Debt		6/21/2023		13.00%				6/21/2028	9,316	9,069	9,069
			Common Equity		6/21/2023	3,600							3,600	3,600
													12,642	12,642
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	6,436,566							6,540	6,320

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		13.16%	SF+	7.50%		8/20/2026	16,925	16,737	16,232

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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	9/6/2022		11.43%	SF+	6.00%		9/6/2028	2,304	2,219	2,304
			Secured Debt	(9)	6/21/2023		11.43%	SF+	6.00%		9/6/2028	772	743	772
													4,008	4,157
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9) (37)	6/7/2023			SF+	7.50%		6/7/2028	—	(8)	(8)
			Secured Debt	(9)	6/7/2023		12.98%	SF+	7.50%		6/7/2028	11,922	11,825	11,922
			Warrants	(40)	6/7/2023	14,953					5/19/2028		—	90
													11,817	12,004
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (36)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	936	936	917
			Secured Debt	(9) (36)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	2,531	2,527	2,481
													3,463	3,398
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		11.22%	SF+	5.75%		3/19/2026	4,250	4,210	4,214

AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Secured Debt	(9) (37)	8/31/2022			SF+	7.40%		8/31/2027	—	—	—
			Secured Debt	(9)	8/31/2022		12.76%	SF+	7.40%		8/31/2027	1,538	1,538	1,538
			Common Stock	(8)	8/31/2022	11							83	100
													1,621	1,638
American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (37)	11/19/2021			P+	5.00%		11/19/2026	—	(10)	(10)
			Secured Debt	(9)	11/19/2021		13.50%	P+	5.00%		11/19/2026	8,188	8,140	8,188
													8,130	8,178
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/11/2022		15.29%	SF+	9.75%	15.29%	4/10/2026	4,833	4,812	4,102
			Secured Debt	(9)	3/11/2022		15.29%	SF+	9.75%	15.29%	4/10/2026	—	—	—
			Secured Debt	(9) (14)	3/11/2022		17.29%	SF+	11.75%	17.29%	4/10/2026	4,270	4,244	2,522
			Secured Debt	(9) (14)	3/11/2022		17.29%	SF+	11.75%	17.29%	4/10/2026	—	—	—
													9,056	6,624
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	9/17/2021						4/7/2023	2,425	2,375	109
			Secured Debt	(14) (17)	5/19/2016						6/8/2023	11,693	11,451	526
													13,826	635
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	1,007	1,007	1,007
			Secured Debt	(9)	11/6/2023		12.04%	SF+	6.50%	12.04%	11/6/2028	3,765	3,765	3,765
			Preferred Equity		11/6/2023	17,265							7,468	7,468
			Preferred Equity		11/6/2023	17,265							—	—
			Common Equity		11/9/2021	2,070							124	—
													12,364	12,240
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider

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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			LP Interests (Brightwood Capital Fund III, LP)	(24)	7/21/2014	0.5%						2,270	2,270	1,360
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.2%						8,737	8,737	8,716
													11,007	10,076
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(17)	6/30/2015		12.00%				8/31/2023	11,490	11,490	8,218
			Preferred Member Units		6/30/2015	4	6.00%			6.00%			3,040	—
													14,530	8,218
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		10.46%	SF+	5.00%		6/10/2026	310	296	310
			Secured Debt	(9)	6/14/2021		10.46%	SF+	5.00%		6/10/2028	13,121	12,970	13,121
													13,266	13,431
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	379,338							379	379
			Preferred Equity		12/13/2021	126,446							—	—
													379	379
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9)	12/17/2021		11.38%	SF+	6.00%		12/17/2026	100	96	96
			Secured Debt		12/17/2021		13.00%				12/17/2026	2,225	2,185	2,185
			Common Stock		12/17/2021	50,000							500	500
													2,781	2,781
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Secured Debt	(9) (37)	5/18/2022			SF+	6.00%		5/18/2027	—	(3)	(3)
			Secured Debt	(9)	5/18/2022		11.61%	SF+	6.00%		5/18/2027	2,581	2,561	2,581
			Secured Debt	(9)	5/18/2022		11.61%	SF+	6.00%		5/18/2027	1,985	1,971	1,985
			Common Equity		12/30/2022	80,000							80	80
													4,609	4,643
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (44)	2/7/2022		12.60%	SF+	7.00%		2/7/2027	190	175	183
			Secured Debt	(9)	2/7/2022		12.66%	SF+	7.00%		2/7/2027	3,360	3,317	3,224
			Secured Debt	(9)	6/24/2022		12.66%	SF+	7.00%		2/7/2027	186	184	179
			Secured Debt	(9)	3/27/2023		12.66%	SF+	7.00%		2/7/2027	450	440	432
													4,116	4,018
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,694	2,350	16

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Secured Debt	(9)	3/12/2020		11.69%	SF+	6.00%		3/12/2025	1,140	1,133	1,140
			Secured Debt		3/12/2020		8.00%				3/12/2025	4,819	4,781	4,819
			Preferred Member Units	(8)	3/12/2020	39							1,440	4,000
													7,354	9,959
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (30)	8/6/2021		13.52%	SF+	8.00%		8/6/2026	4,167	4,123	4,040

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	8/6/2021		13.52%	SF+	8.00%		8/6/2026	15,260	15,098	14,797
													19,221	18,837
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016	861,618							3,335	23,135

CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (37)	12/27/2023			SF+	7.00%		6/27/2027	—	(44)	(44)
			Secured Debt	(9) (37)	12/27/2023			SF+	7.00%		6/27/2027	—	(44)	(44)
			Secured Debt	(9)	12/27/2023		12.45%	SF+	7.00%		6/27/2027	7,500	7,280	7,280
													7,192	7,192
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	37							52	60

DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		11/19/2021		12.00%				11/19/2026	4,700	4,642	4,700
			Preferred Equity		11/19/2021	1,486							1,486	1,920
													6,128	6,620
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,284	1,283
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	260
													2,060	1,543
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		10.45%	SF+	5.00%	10.45%	12/31/2026	2,070	1,912	1,912
			Secured Debt	(9)	12/20/2022		12.45%	SF+	7.00%	12.45%	12/31/2026	2,113	1,879	1,859
			Preferred Equity		12/20/2022	125,000							128	60
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													3,919	3,831
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (37)	10/3/2022			SF+	6.00%		10/3/2027	—	—	—
			Secured Debt		10/3/2022		12.00%				10/3/2027	1,227	1,200	1,200
			Secured Debt		10/3/2022		9.00%				10/3/2052	412	409	409
			Common Stock		10/3/2022	19							374	390
			Common Stock	(23)	10/3/2022	61							102	109
													2,085	2,108
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		11.79%	SF+	6.25%		12/29/2027	2,391	2,357	2,175

Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9) (37)	5/23/2022			P+	5.50%		5/23/2027	—	(11)	—
			Secured Debt	(9)	5/23/2022		11.98%	SF+	6.50%		5/23/2028	5,095	5,023	5,095
													5,012	5,095

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2023
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (37)	4/7/2023			SF+	8.00%		4/7/2029	—	(9)	(9)
			Secured Debt	(9)	4/7/2023		13.45%	SF+	8.00%		4/7/2029	6,924	6,742	6,924
			Common Equity		4/7/2023	170,998							174	190
													6,907	7,105
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		12.61%	SF+	7.00%		12/22/2026	308	306	302
			Secured Debt	(9)	12/22/2021		12.61%	SF+	7.00%		12/22/2026	3,681	3,659	3,614
													3,965	3,916
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (37)	11/10/2023			SF+	6.75%		11/10/2028	—	(76)	(76)
			Secured Debt	(9)	11/10/2023		12.22%	SF+	6.75%		11/10/2028	9,664	9,384	9,384
			Common Equity		11/10/2023	210,084							210	210
													9,518	9,518
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		11.65%	SF+	6.00%		1/15/2026	494	492	494
			Secured Debt		12/2/2016		12.50%				1/15/2026	9,744	9,697	9,744
			Preferred Member Units		12/2/2016	56							713	4,370
			Preferred Member Units	(23)	12/2/2016	56							38	230
													10,940	14,838
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (17)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	205	205	186
			Secured Debt	(9) (17)	12/21/2018		14.34%	SF+	9.50%	14.34%	12/21/2023	2,036	2,036	1,849
													2,241	2,035
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (37)	8/1/2022			SF+	6.50%		8/1/2027	—	(14)	(14)
			Secured Debt	(9)	8/1/2022		11.86%	SF+	6.50%		8/1/2027	1,995	1,962	1,995
			Secured Debt	(9)	8/1/2022		11.86%	SF+	6.50%		8/1/2027	4,925	4,854	4,925
													6,802	6,906
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		15.91%	SF+	8.25%	2.00%	6/30/2026	7,964	7,813	7,313

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (37)	7/30/2021			SF+	5.75%		7/30/2026	—	(13)	—
			Secured Debt	(9)	7/30/2021		10.96%	SF+	5.50%		7/30/2028	6,266	6,200	6,266
			Secured Debt	(9)	7/30/2021		10.96%	SF+	5.50%		7/30/2028	1,942	1,921	1,942
													8,108	8,208
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Secured Debt	(9) (29)	6/8/2023		12.41%	SF+	7.00%		6/30/2028	791	791	786
			Secured Debt	(9)	6/8/2023		12.45%	SF+	7.00%		6/30/2028	10,384	10,068	10,318
			Common Equity		6/8/2023	422							580	550
													11,439	11,654
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		14.25%	SF+	7.75%	1.00%	7/31/2024	17,012	17,010	15,816

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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 95% of these floating rate loans (based on the par amount) contain LIBOR or SOFR floors which range between 0.75% and 2.00%, with a weighted-average floor of 1.17%.
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
(19)Investments may have a portion, or all, of their income received from PIK interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of December 31, 2023.
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
2.Basis of Presentation
MSC Income Fund’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income Fund’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. The “Investment Portfolio,” as used herein, refers to all of MSC Income Fund’s investments in Private Loan portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio investments (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of MSC Income Fund’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). MSC Income Fund’s results of operations for the three months ended March 31, 2024 and 2023, cash flows for the three months ended March 31, 2024 and 2023, and financial position as of March 31, 2024 and December 31, 2023, are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The accompanying unaudited consolidated financial statements of MSC Income Fund are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
MSC Income Fund’s portfolio strategy calls for it to invest primarily in debt securities issued by Middle Market companies and illiquid debt and equity securities issued by privately held, LMM companies. The Middle Market companies in which MSC Income Fund invests are generally larger in size than the LMM companies and their debt securities can be more liquid than the debt securities issued by LMM companies. MSC Income Fund categorizes some of

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
its investments in Middle Market companies and LMM companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have primarily been originated directly by its Adviser or, to a lesser extent, through its Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, MSC Income Fund’s Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are made in companies that are generally consistent with the size of companies MSC Income Fund invests in through its Middle Market portfolio and LMM portfolio. MSC Income Fund’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments which may be managed by third parties. MSC Income Fund’s portfolio investments may be subject to restrictions on resale.
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income Fund performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income Fund, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding MSC Income Fund’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income Fund’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income Fund’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 14 Private Loan portfolio companies during each of the three months ended March 31, 2024 and 2023, representing 21% and 24% of the total Private Loan portfolio at fair value as of March 31, 2024 and 2023, respectively. A total of 55 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2024, representing 78% of the total Private Loan portfolio at fair value as of March 31, 2024. Excluding its investments in Private Loan portfolio companies that, as of March 31, 2024, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, 91% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2024.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income Fund, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income Fund’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each LMM portfolio company at least once every calendar year, and for MSC Income Fund’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income Fund’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 12 and 13 LMM portfolio companies during the three months ended March 31, 2024 and 2023, respectively, representing 26% and 39% of the total LMM portfolio at fair value as of March 31, 2024 and 2023, respectively. A total of 46 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2024, representing 94% of the total LMM portfolio at fair value as of March 31, 2024. Excluding its investments in LMM portfolio companies that, as of March 31, 2024, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2024.
For valuation purposes, all of MSC Income Fund’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, MSC Income Fund uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income Fund generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. MSC Income Fund generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (96% and 97% as of March 31, 2024 and December 31, 2023, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
pricing services or (ii) MSC Income Fund has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
For valuation purposes, all of MSC Income Fund’s Other Portfolio investments are non-control investments. MSC Income Fund’s Other Portfolio investments comprised 2.2% and 2.3% of MSC Income Fund’s Investment Portfolio at fair value as of March 31, 2024 and December 31, 2023, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income Fund generally determines the fair value of these investments using the NAV valuation method.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income Fund’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. MSC Income Fund believes its Investment Portfolio as of March 31, 2024 and December 31, 2023 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. At March 31, 2024 and December 31, 2023, the Company had $13.6 million and $20.8 million, respectively of cash equivalents invested

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
At March 31, 2024 and December 31, 2023, cash balances totaling $10.8 million and $9.0 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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
As of March 31, 2024, investments on non-accrual status comprised 0.7% of MSC Income Fund’s total Investment Portfolio at fair value and 3.6% at cost. As of December 31, 2023, investments on non-accrual status comprised 1.1% of MSC Income Fund’s total Investment Portfolio at fair value and 4.0% at cost.
MSC Income Fund holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the PIK interest and cumulative dividends in cash. MSC Income Fund stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2024 and 2023, 4.5% and 3.8%, respectively, of MSC Income Fund’s total investment income was attributable to PIK interest income not paid currently in cash. For each of the three months ended March 31, 2024 and 2023, 0.1% of MSC Income Fund’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A presentation of total investment income MSC Income Fund received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$29,059	$28,932
Dividend income	2,472	1,559
Fee income	2,419	555
Total interest, fee and dividend income	$33,950	$31,046
5.Deferred Financing Costs
Deferred financing costs include commitment fees and other direct costs incurred in connection with arranging MSC Income Fund’s borrowings. Deferred financing costs incurred in connection with MSC Income Fund’s multi-year revolving Credit Facilities (as defined in Note D — Debt) have been capitalized as an asset. Deferred financing costs incurred in connection with the Series A Notes (as defined in Note D — Debt) are reflected as a direct deduction from the principal amount outstanding.
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
To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the interest income. For each of the three months ended March 31, 2024 and 2023, 2.5% of MSC Income Fund’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.

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
MSC Income Fund’s debt instruments, including all revolving and unsecured debt, are accounted for on a historical cost basis as applicable under U.S GAAP. As also required under U.S GAAP, MSC Income Fund discloses the estimated fair value of its debt obligations in Note D — Debt. To estimate the fair value of MSC Income Fund’s Series A Notes as disclosed in Note D — Debt, MSC Income Fund uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security. The inputs used to value MSC Income Fund’s debt instruments for purposes of the fair value estimate disclosures in Note D — Debt are considered to be Level 2 according to the ASC 820 fair value hierarchy.
10.Earnings per Share
Net increase in net assets resulting from operations per share and net investment income per share are computed utilizing the weighted-average number of shares of common stock outstanding for the period.
11.Recently Issued or Adopted Accounting Standards
In November 2022, the FASB issued ASU 2022-06, Reference rate reform (Topic 848) — Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 after which entities will no longer be permitted to apply the relief in Topic 848. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 and extended by ASU 2022-06 during the year ended December 31, 2023, the effect of which was not material to the consolidated financial statements and the notes thereto. For the current year, the Company will no longer utilize the optional expedients provided by ASU 2020-04, as LIBOR is no longer referenced in any of its contracts. ASU 2022-06 did not have a material impact on the consolidated financial statements and the notes thereto.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. Early adoption is permitted, however the Company has not elected to adopt this provision as of the date of the financial statements contained in this report. The Company is still assessing the impact of the new guidance. However, it does not expect ASU 2023-09 to have a material impact on the consolidated financial statements and the notes thereto.
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
As of March 31, 2024 and December 31, 2023, MSC Income Fund’s Private Loan portfolio investments primarily consisted of investments in secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, all of MSC Income Fund’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income Fund’s LMM portfolio investments were categorized as Level 3 as of March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, MSC Income Fund’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, MSC Income Fund’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
of unobservable inputs. As a result, all of MSC Income Fund’s Other Portfolio investments were categorized as Level 3 as of March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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
The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of MSC Income Fund’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. On the contrary, significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of MSC Income Fund’s Private Loan, LMM and Middle Market debt securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (see Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.
The following tables provide a summary of the significant unobservable inputs used to fair value MSC Income Fund’s Level 3 portfolio investments as of March 31, 2024 and December 31, 2023:

Type of Investment	Fair Value as of March 31, 2024 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$256,254	Discounted cash flow	WACC	10.7% - 22.4%	14.2%	15.1%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.3x - 9.4x (2)	7.3x	6.5x
Debt investments	$798,929	Discounted cash flow	Risk adjusted discount factor (4)	9.6% - 17.0% (2)	13.3%	12.6%
			Expected principal recovery percentage	0.3% - 100.0%	99.3%	100.0%
Debt investments	$60,799	Market approach	Third-party quote	38.3 - 100.5	85.2	91.5
Total Level 3 investments	$1,115,982
_____________________
(1)EBITDA may include proforma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 8.0% - 31.9%.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.
(4)Discount rate includes the effect of the standard SOFR base rate, as applicable.
The following tables provide a summary of changes in fair value of MSC Income Fund’s Level 3 portfolio investments for the three months ended March 31, 2024 and 2023 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2023	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of March 31, 2024
Debt	$838,125	$—	$(50,999)	$75,519	$884	$(3,635)	$(166)	$859,728
Equity	254,029	—	(3,324)	3,025	673	1,053	166	255,622
Equity Warrant	741	—	—	—	—	(109)	—	632
	$1,092,895	$—	$(54,323)	$78,544	$1,557	$(2,691)	$—	$1,115,982
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

At March 31, 2024 and December 31, 2023, MSC Income Fund's investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At March 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$631,447	$—	$—	$631,447
LMM portfolio investments	391,575	—	—	391,575
Middle Market portfolio investments	68,352	—	—	68,352
Other Portfolio investments	24,608	—	—	24,608
Total investments	$1,115,982	$—	$—	$1,115,982

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
Investment Portfolio Composition
MSC Income Fund’s principal investment objective is to maximize its portfolio’s total return by generating current income from its debt investments and current income and capital appreciation from its equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. MSC Income Fund seeks to achieve its investment objective primarily through its Private Loan and LMM investment strategies.
MSC Income Fund’s private loan (“Private Loan”) investment strategy is focused on investments in privately held companies that are generally consistent with the size of its LMM portfolio companies or Middle Market portfolio companies, and its Private Loan investments generally range in size from $1 million to $30 million. MSC Income Fund’s Private Loan investments primarily consist of debt securities that have primarily been originated directly by the Adviser or, to a lesser extent, through the Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to support a company owned by or in the process of being acquired by a private equity sponsor. MSC Income Fund’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. MSC Income Fund may have the option to co-invest with Main Street and the private equity sponsor in the equity securities of its Private Loan portfolio companies.
MSC Income Fund’s LMM investment strategy is focused on investments in secured debt and equity in privately held, LMM companies based in the United States. MSC Income Fund’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $1 million to $20 million. The LMM debt investments are typically secured by a first priority lien on the assets of the portfolio company, can include either fixed or floating rate terms and generally have a term of between five and seven years from the original investment date. In most LMM portfolio investments, MSC Income Fund makes direct equity investments and/or receives nominally priced equity warrants in connection with a debt investment.
MSC Income Fund has also historically maintained a Middle Market investment strategy which is focused on investments in syndicated loans to or debt securities in Middle Market companies, which MSC Income Fund defines as companies with annual revenues between $150 million and $1.5 billion, and its Middle Market investments generally range in size from $1 million to $20 million. MSC Income Fund’s Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date. Over the last few years, MSC Income Fund has been de-emphasizing this strategy and expects to continue to do so in the future.
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
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2024 and 2023, MSC Income Fund did not record investment income from any single portfolio company in excess of 10% of total investment income.
The following tables provide a summary of MSC Income Fund’s investments in the Private Loan, LMM and Middle Market portfolios as of March 31, 2024 and December 31, 2023 (this information excludes Other Portfolio investments, which are discussed further below).

	As of March 31, 2024
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	79	51	15
Fair value	$631.4	$391.6	$68.4
Cost	$624.3	$319.2	$97.7
Debt investments as a % of portfolio (at cost)	94.6%	70.3%	91.7%
Equity investments as a % of portfolio (at cost)	5.4%	29.7%	8.3%
% of debt investments at cost secured by first priority lien	99.9%	99.9%	99.9%
Weighted-average annual effective yield (b)	13.0%	13.0%	13.4%
Average EBITDA (c)	$34.7	$9.2	$62.5
___________________
(a)At March 31, 2024, MSC Income Fund had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on MSC Income Fund’s debt portfolio as of March 31, 2024 including debt investments on non-accrual status was 12.6% for its Private Loan portfolio, 13.0% for its LMM portfolio and 10.1% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including one Private Loan portfolio company, two LMM portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for MSC Income Fund’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
___________________
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
For the three months ended March 31, 2024 and 2023, MSC Income Fund achieved an annualized total return on investments of 11.8% and 11.4%, respectively. For the year ended December 31, 2023, MSC Income Fund achieved a total return on investments of 13.6%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. MSC Income Fund’s total return on investments is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
As of March 31, 2024, MSC Income Fund had Other Portfolio investments in four entities, collectively totaling $24.6 million in fair value and $21.4 million in cost basis and which comprised 2.2% and 2.0% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, MSC Income Fund had Other Portfolio investments in four entities, collectively totaling $24.6 million in fair value and $21.5 million in cost basis and which comprised 2.3% and 2.1% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of March 31, 2024 and December 31, 2023 (this information excludes Other Portfolio investments, which are discussed above).

Cost:	March 31, 2024	December 31, 2023
First lien debt	86.9%	86.5%
Equity	12.9	13.3
Second lien debt	—	—
Equity warrants	0.2	0.2
Other	—	—
	100.0%	100.0%

Fair Value:	March 31, 2024	December 31, 2023
First lien debt	78.7%	78.4%
Equity	21.2	21.5
Second lien debt	—	—
Equity warrants	0.1	0.1
Other	—	—
	100.0%	100.0%
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of March 31, 2024 and December 31, 2023 (this information excludes Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2024	December 31, 2023
Northeast	22.0%	21.9%
Southwest	21.3	23.8
West	18.8	17.0
Southeast	18.6	17.8
Midwest	17.5	17.6
Canada	0.8	0.8
Other Non-United States	1.0	1.1
	100.0%	100.0%

Fair Value:	March 31, 2024	December 31, 2023
Southwest	24.4%	26.8%
Northeast	21.6	21.6
Midwest	18.2	18.3
West	18.0	16.4
Southeast	16.0	15.0
Canada	0.8	0.8
Other Non-United States	1.0	1.1
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income Fund’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value as of March 31, 2024 and December 31, 2023 (this information excludes Other Portfolio investments).

Cost:	March 31, 2024	December 31, 2023
Internet Software & Services	8.6%	8.8%
Commercial Services & Supplies	8.0	8.5
Diversified Consumer Services	5.9	5.4
Machinery	5.5	5.8
Professional Services	5.5	5.7
IT Services	5.3	5.2
Health Care Providers & Services	4.9	6.5
Containers & Packaging	4.2	4.3
Distributors	4.2	4.4
Electrical Equipment	3.8	2.2
Leisure Equipment & Products	3.6	3.7
Textiles, Apparel & Luxury Goods	3.1	3.1
Specialty Retail	2.9	2.9
Communications Equipment	2.7	2.7
Computers & Peripherals	2.7	2.9
Building Products	2.5	2.1
Construction & Engineering	2.5	2.5
Aerospace & Defense	2.4	2.6
Media	2.4	2.5
Diversified Financial Services	2.0	2.1
Hotels, Restaurants & Leisure	2.0	2.1
Household Products	2.0	2.0
Energy Equipment & Services	1.7	0.5
Internet & Catalog Retail	1.7	1.6
Food & Staples Retailing	1.6	1.5
Software	1.5	1.4
Health Care Equipment & Supplies	1.2	1.3
Other (1)	5.6	5.7
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	March 31, 2024	December 31, 2023
Internet Software & Services	7.1%	7.3%
Commercial Services & Supplies	6.9	7.3
Diversified Consumer Services	6.9	6.5
Machinery	6.9	7.2
Professional Services	5.4	5.5
IT Services	5.2	5.0
Computers & Peripherals	4.7	4.6
Containers & Packaging	4.6	4.6
Distributors	4.6	4.6
Health Care Providers & Services	4.3	6.0
Electrical Equipment	3.8	2.3
Construction & Engineering	3.2	3.1
Leisure Equipment & Products	3.1	3.3
Specialty Retail	2.8	2.9
Textiles, Apparel & Luxury Goods	2.8	2.9
Media	2.5	2.6
Aerospace & Defense	2.4	2.5
Building Products	2.3	1.9
Construction Materials	2.1	2.2
Diversified Financial Services	1.9	2.0
Household Products	1.9	1.9
Software	1.9	1.7
Air Freight & Logistics	1.6	1.6
Hotels, Restaurants & Leisure	1.6	1.6
Internet & Catalog Retail	1.5	1.5
Energy Equipment & Services	1.4	0.3
Food & Staples Retailing	1.3	1.2
Communications Equipment	1.1	1.1
Other (1)	4.2	4.8
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
At March 31, 2024 and December 31, 2023, MSC Income Fund had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
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
As of March 31, 2024 and December 31, 2023, MSC Income Fund had no single investment that qualified as a significant subsidiary under either the investment or income tests.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE D — DEBT
Summary of MSC Income Fund’s debt as of March 31, 2024 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
SPV Facility	$275,688	$—	$275,688	$275,688
Series A Notes	150,000	(771)	149,229	139,341
Corporate Facility	79,000	—	79,000	79,000
Total Debt	$504,688	$(771)	$503,917	$494,029
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Summarized interest expense for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
SPV Facility	$6,046	$4,817
Series A Notes	1,590	1,590
Corporate Facility	1,913	1,927
Total Interest Expense	$9,549	$8,334
Corporate Facility
MSC Income Fund is a party to a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “Corporate Facility”) with EverBank (formerly known as TIAA Bank), as administrative agent, and with EverBank and other financial institutions as lenders. As of March 31, 2024, the Corporate Facility included (i) total commitments of $165.0 million, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $200.0 million of total commitments and (iii) a revolving period and maturity date to September 1, 2025 and March 1, 2026, respectively, with two one-year extension options subject to lender approval.
Borrowings under the Corporate Facility bear interest, subject to MSC Income Fund’s election, on a per annum basis at a rate equal to (i) SOFR plus 2.50% or (ii) the base rate plus 1.40%. The base rate is defined as the higher of (a) the Prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) SOFR plus 1.1%. Additionally, MSC Income Fund pays an annual unused commitment fee of 0.30% per annum on the unused lender commitments if more than 50% or more of the lender commitments are being used and an annual unused commitment fee of 0.625% per annum on the unused lender commitments if less than 50% of the lender commitments are being used. Borrowings under the Corporate Facility are secured by a first lien on all of the assets of MSIF and its subsidiaries, excluding the assets of Structured Subsidiaries or immaterial subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of MSIF (other than Structured Subsidiaries or immaterial subsidiaries). In connection with the Corporate Facility, MSIF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Effective April 27, 2023, the reference rate under the Corporate Facility was amended from LIBOR to SOFR plus an applicable credit spread adjustment of 0.10%.
As of March 31, 2024, the interest rate on the Corporate Facility was 7.83%. The average interest rate for borrowings under the Corporate Facility was 7.84% and 6.93% per annum for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, MSC Income Fund was in compliance with all financial covenants of the Corporate Facility.
SPV Facility
MSC Income Fund, through MSIF Funding, LLC (“MSIF Funding”), a wholly-owned Structured Subsidiary that primarily holds debt investments, is party to a senior secured revolving credit facility dated February 3, 2021 (as amended, the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) with JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator, JPM and other financial institutions as lenders and MSIF as portfolio manager. In August 2023, the SPV facility was amended to extend the revolving period expiration date from February 3, 2024 to February 3, 2027 and the maturity date from February 3, 2025 to February 3, 2028. Additionally, total commitments were reduced from $325.0 million to $300.0 million. Advances under the SPV Facility bear interest at a per annum rate equal to the three month SOFR in effect, plus the applicable margin of 3.00%. MSIF Funding also pays a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until February 2, 2027. As of March 31, 2024, the SPV Facility included total commitments of $300.0 million and an accordion feature, with the right to request an increase of total commitments and

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
borrowing availability up to $450.0 million. The SPV Facility is secured by a collateral loan on the assets of MSIF Funding. In connection with the SPV Facility, MSIF Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of March 31, 2024, the interest rate on the SPV Facility was 8.33%. The average interest rate for borrowings under the SPV Facility was 8.33% and 7.65% per annum for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, MSIF Funding was in compliance with all financial covenants of the SPV Facility.
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
Interest on the Series A Notes is due semiannually on April 30 and October 30 of each year. The Series A Notes may be redeemed in whole or in part at any time or from time to time at MSC Income Fund’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, MSC Income Fund is obligated to offer to prepay the Series A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. In the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series A Notes will bear interest at a fixed rate of 5.04% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event ends. The Series A Notes are general unsecured obligations of MSIF that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by MSIF.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of MSIF or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of March 31, 2024, MSC Income Fund was in compliance with all financial covenants of the Note Purchase Agreement.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE E — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of MSC Income Fund for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Per Share Data:	2024	2023
NAV at the beginning of the period	$7.77	$7.61
Net investment income (1)	0.18	0.18
Net realized gain (loss) (1)(2)	(0.02)	0.04
Net unrealized depreciation (1)(2)	(0.02)	(0.06)
Income tax provision (1)(2)	(0.01)	(0.01)
Net increase in net assets resulting from operations (1)	0.13	0.15
Dividends paid from net investment income	(0.19)	(0.15)
Dividends paid from capital gains	—	(0.03)
Dividends paid or accrued (3)	(0.19)	(0.18)
Other (4)	0.01	0.01
NAV at the end of the period	$7.72	$7.59
Shares outstanding at the end of the period	80,112,588	80,150,887
________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation, and income tax provision or benefit can fluctuate significantly from period to period.
(3)Represents stockholder dividends paid or accrued for the period.
(4)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
NAV at end of period	$618,521	$608,299
Average NAV	$620,414	$608,982
Average outstanding debt	$488,688	$474,438

Ratios to average NAV:
Ratio of total expenses, including income tax provision, to average NAV(1)(2)(3)(5)	3.62%	2.97%
Ratio of operating expenses to average NAV(2)(3)(5)	3.47%	2.78%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)(5)	1.93%	1.41%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)(5)	1.34%	0.97%
Ratio of net investment income to average NAV(2)(5)	2.34%	2.32%
Portfolio turnover ratio(2)	4.72%	2.34%
Total return based on change in NAV(2)(4)(5)	1.70%	2.01%
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
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, management fees, incentive fees and general and administrative expenses.
(4)Total return is calculated based on the change in NAV per share and stockholder distributions declared per share during the reporting period, divided by the NAV per share at the beginning of the period. The total return does not reflect the sales load from the sale of MSC Income Fund’s common stock.
(5)Net of expense waivers of $2.1 million and $1.9 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Excluding these expense waivers, the expense and income ratios are as follows:

	Three Months Ended March 31,
	2024	2023

Ratio of total expenses, including income tax provision, to average NAV(1)(2)(3)	3.97%	3.29%
Ratio of operating expenses to average NAV(2)(3)	3.81%	3.10%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	2.27%	1.73%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)	1.69%	1.28%
Ratio of net investment income to average NAV(2)	2.01%	2.01%
Total return based on change in NAV(2)(4)	1.36%	1.70%
________________
See footnotes (1), (2), (3) and (4) immediately prior to this table.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE F — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
MSC Income Fund currently pays quarterly dividends to its stockholders. Future quarterly dividends, if any, will be determined by its Board of Directors on a quarterly basis. MSC Income Fund paid or accrued dividends to its common stockholders of $14.8 million, or $0.185 per share, during the three months ended March 31, 2024, compared to $14.0 million, or $0.175 per share, during the three months ended March 31, 2023.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(estimated, dollars in thousands)

Net increase in net assets resulting from operations	$10,589	$12,231
Net unrealized depreciation	1,133	4,139
Income tax provision	940	1,170
Pre-tax book income not consolidated for tax purposes	(1,261)	(2,011)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	1,481	(3,455)
Estimated taxable income (1)	12,882	12,074
Taxable income earned in prior year and carried forward for distribution in current year	14,745	20,674
Taxable income earned prior to period end and carried forward for distribution next period	(27,627)	(32,748)
Dividend accrued as of period end and paid in the following period	14,821	14,026
Taxable income earned to be carried forward	(12,806)	(18,722)
Total distributions accrued or paid to common stockholders	$14,821	$14,026
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
The income tax provision for MSC Income Fund is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on MSC Income Fund’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income Fund’s Consolidated Statements of Operations. MSC Income Fund’s provision for income taxes was comprised of the following for the three months ended March 31, 2024 and 2023:

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Current tax expense:
Federal	$53	$22
State	200	170
Excise	76	118
Total current tax expense	329	310
Deferred tax expense (benefit):
Federal	656	641
State	(45)	219
Total deferred tax expense	611	860

Total income tax provision	$940	$1,170
The net deferred tax liability at March 31, 2024 and December 31, 2023 was $3.9 million and $3.3 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries.
At March 31, 2024, for U.S. federal income tax purposes, the Taxable Subsidiaries had net operating loss carryforwards from prior years which, if unused, will expire in 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The Taxable Subsidiaries also have net capital loss carryforwards from prior years which, if unused, will expire in various taxable years 2025 through 2027. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
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
In addition to its share repurchase program, beginning in the second quarter of 2023, MSC Income Fund began periodically offering to complete modified Dutch auction tender offers (“Dutch Auction Tenders”), pursuant to which MSC Income Fund offered to purchase up to a specified amount of shares of its common stock at the lowest clearing purchase price elected by participating stockholders within a specified range that allowed MSC Income Fund to purchase the maximum amount offered. In such Dutch Auction Tenders all shares purchased are purchased at the clearing purchase price. SEC rules permit MSC Income Fund to increase the number of shares accepted for purchase in any Dutch Auction Tender by up to 2% of MSC Income Fund’s outstanding shares without amending the offer. MSC Income Fund has no obligation to continue to offer Dutch Auction Tenders in the future.
On February 5, 2024, MSC Income Fund commenced a modified “Dutch Auction” tender offer (the “February 2024 Dutch Auction Tender Offer”) pursuant to the Offer to Purchase, dated February 5, 2024, which expired on March 4, 2024. Pursuant to the February 2024 Dutch Auction Tender Offer, MSC Income Fund repurchased 357,143 shares on

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
March 8, 2024 at a price of $7.00 per share for an aggregate cost of $2.5 million, excluding fees and expenses related to the February 2024 Dutch Auction Tender Offer.
For each of the three months ended March 31, 2024 and 2023, MSC Income Fund funded $4.0 million for shares of its common stock tendered for repurchase under the share repurchase program. For the three months ended March 31, 2024, MSC Income Fund funded $2.5 million for shares of its common stock tendered for repurchase through its Dutch auction tender offers.
Since the reinstatement of its share repurchase program in March 2021, after briefly suspending it during the COVID-19 pandemic, through March 31, 2024, MSC Income Fund has funded the repurchase of $46.7 million in shares of common stock under the share repurchase program. MSC Income Fund has also purchased $10.3 million in shares of common stock through its various Dutch auction tender offers completed from June 2023 through March 31, 2024.
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
Summarized DRIP information for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
DRIP participation	$4,493	$4,414
Shares issued for DRIP	564,969	564,377
NOTE I — COMMITMENTS AND CONTINGENCIES
At March 31, 2024, MSC Income Fund had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

Freeport First Lien Loan Fund III LP	$8,340
HPEP 3, L.P.	1,308
Brightwood Capital Fund III, LP	22

Total Equity Commitments	$9,670

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Computer Data Source, LLC	$8,333
CQ fluency, LLC	4,500
Mako Steel, LP	4,057

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Insight Borrower Corporation	3,888
BP Loenbro Holdings Inc.	2,569
Garyline, LLC	2,416
SI East, LLC	2,125
Winter Services LLC	1,944
American Health Staffing Group, Inc.	1,667
IG Parent Corporation	1,667
Bluestem Brands, Inc.	1,552
Burning Glass Intermediate Holding Company, Inc.	1,549
AB Centers Acquisition Corporation	1,538
Richardson Sales Solutions	1,439
Jackmont Hospitality, Inc.	1,419
Titan Meter Midco Corp.	1,384
Power System Solutions	1,330
Evergreen North America Acquisitions, LLC	1,253
Bettercloud, Inc.	1,216
Classic H&G Holdco, LLC	1,060
HEADLANDS OP-CO LLC	1,000
IG Investor, LLC	1,000
Mini Melts of America, LLC	983
Invincible Boat Company, LLC.	976
Roof Opco, LLC	972
Bond Brand Loyalty ULC	900
Imaging Business Machines, L.L.C.	890
VVS Holdco, LLC	800
Cody Pools, Inc.	786
Purge Rite, LLC	781
Acumera, Inc.	768
NinjaTrader, LLC	750
SPAU Holdings, LLC	700
Engineering Research & Consulting, LLC	652
NexRev LLC	600
Centre Technologies Holdings, LLC	600
ArborWorks, LLC	530
AVEX Aviation Holdings, LLC	512
Wall Street Prep, Inc.	500
GRT Rubber Technologies LLC	468
Microbe Formulas, LLC	434
Watterson Brands, LLC	433
PTL US Bidco, Inc	427
Channel Partners Intermediateco, LLC	419
CaseWorthy, Inc.	400
Trantech Radiator Topco, LLC	400
Chamberlin Holding LLC	400
Johnson Downie Opco, LLC	400
South Coast Terminals Holdings, LLC	381
Escalent, Inc.	349
Pinnacle TopCo, LLC	345
Gamber-Johnson Holdings, LLC	300
Career Team Holdings, LLC	300

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Clad-Rex Steel, LLC	300
Metalforming Holdings, LLC	205
ATS Operating, LLC	200
Mystic Logistics Holdings, LLC	200
Orttech Holdings, LLC	200
Batjer TopCo, LLC	180
ITA Holdings Group, LLC	160
Analytical Systems Keco Holdings, LLC	145
Elgin AcquireCo, LLC	123
Gulf Publishing Holdings, LLC	100
JTI Electrical & Mechanical, LLC	89
AAC Holdings, Inc.	71
Inspire Aesthetics Management, LLC	43
Adams Publishing Group, LLC	4
Interface Security Systems, LLC	1

Total Loan Commitments	$69,083

Total Commitments	$78,753
MSC Income Fund will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income Fund follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income Fund had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of March 31, 2024.
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
For the three months ended March 31, 2024 and 2023, MSC Income Fund incurred base management fees of $5.0 million and $4.9 million, respectively. For the three months ended March 31, 2024 and March 31, 2023, MSC Income Fund incurred subordinated incentive fees on income of $3.6 million and $2.7 million, respectively. For each of the three months ended March 31, 2024 and 2023, MSC Income Fund did not incur any capital gains incentive fees.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
The Adviser waived reimbursement of all Internal Administrative Services expenses from October 30, 2020 through December 31, 2021. On January 1, 2022, the Adviser assumed responsibility of certain administrative services that were previously provided for MSC Income Fund by a third-party sub-administrator. After December 31, 2021, the Adviser continued to waive reimbursement of all Internal Administrative Services expenses, except for the cost of the services previously provided by the sub-administrator. For the three months ended March 31, 2024 and 2023, MSC Income Fund incurred Internal Administrative Services expenses before expense waivers of $2.3 million and $2.0 million, respectively. For the three months ended March 31, 2024 and 2023, the Adviser waived the reimbursements of Internal Administrative Services expenses of $2.1 million and $1.9 million, respectively. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.
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
5.    Other Related Party Transactions
On January 31, 2024, the Company sold 314,070 shares of its common stock to Main Street at $7.96 per share, the price at which the Company issued new shares in connection with reinvestments of the January 31, 2024 dividend pursuant to the DRIP, for total proceeds to the Company of $2.5 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act”), and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.
NOTE K — SUBSEQUENT EVENTS
On May 1, 2024, the Company sold 315,259 shares of its common stock to Main Street at $7.93 per share, the price at which the Company issued new shares in connection with reinvestments of the May 1, 2024 dividend pursuant to the DRIP, for total proceeds to the Company of $2.5 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.
On May 1, 2024, the Company repurchased 536,330 shares of its common stock validly tendered and not withdrawn on the terms set forth in the tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on March 26, 2024. The shares were repurchased at a price of $7.78 per share, which was the Company’s NAV per share as of May 1, 2024, for an aggregate purchase price of $4.2 million (an amount equal to 90% of the proceeds the Company received from the issuance of shares under the Company’s DRIP from the May 1, 2024 dividend payment).
On May 13, 2024, the Board of Directors declared a quarterly dividend of $0.18 per share payable August 1, 2024 to stockholders of record as of June 28, 2024. Additionally, the Board of Directors approved a repurchase offer pursuant to the Company’s share repurchase program in an amount equal to 90% of the proceeds resulting from shares issued in lieu of cash distributions from the August 1, 2024 dividend payment.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates
March 31, 2024
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2024 Fair Value (13)
Control Investments
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	$—	$—	$—	$568	$—	$—	$568
GRT Rubber Technologies LLC	11.48%	SF+	6.00%		Secured Debt (12)	(8)	—	(1)	35	1,182	1	1	1,182
	13.48%	SF+	8.00%		Secured Debt	(8)	—	(12)	692	19,944	12	12	19,944
					Member Units	(8)	—	—	21	21,890	—	—	21,890
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	10	—	40	6,050	10	10	6,050
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	23	900	—	—	900
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	435	—	3,110	435	435	3,110
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control Investments							$10	$422	$811	$53,644	$458	$458	$53,644
Affiliate Investments
Analytical Systems Keco Holdings, LLC	15.38%	SF+	10.00%		Secured Debt (12)	(8)	—	—	1	54	—	—	54
	15.38%	SF+	10.00%		Secured Debt	(8)	—	—	44	1,020	5	18	1,007
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	180	—	1,210	180	—	1,390
					Warrants	(8)	—	—	—	—	—	—	—
Barfly Ventures, LLC					Member Units	(5)	—	160	—	1,380	160	—	1,540
Batjer TopCo, LLC	10.00%				Secured Debt (12)	(8)	—	—	1	—	50	—	50
	10.00%				Secured Debt (12)	(8)	—	—	1	30	—	—	30
	10.00%				Secured Debt	(8)	—	(1)	31	1,175	1	1	1,175
					Preferred Stock	(8)	—	—	39	680	—	—	680
Brewer Crane Holdings, LLC	15.48%	SF+	10.00%		Secured Debt	(9)	—	—	52	1,374	—	31	1,343
					Preferred Member Units	(9)	—	30	8	1,400	30	—	1,430
Centre Technologies Holdings, LLC	14.48%	SF+	9.00%		Secured Debt (12)	(8)	—	—	1	—	—	—	—
	14.48%	SF+	9.00%		Secured Debt	(8)	—	66	128	—	5,494	—	5,494
	14.48%	SF+	9.00%		Secured Debt	(8)	—	(29)	84	4,394	—	4,394	—
					Preferred Member Units	(8)	—	280	8	2,760	280	—	3,040
Chamberlin Holding LLC	11.49%	SF+	6.00%		Secured Debt (12)	(8)	—	(6)	6	—	6	6	—
	13.49%	SF+	8.00%		Secured Debt	(8)	—	—	133	3,905	—	—	3,905
					Member Units	(8)	—	60	366	7,330	60	—	7,390
					Member Units	(8)	—	35	6	715	35	—	750
Charps, LLC					Preferred Member Units	(5)	—	90	—	3,920	90	—	4,010
Clad-Rex Steel, LLC	12.00%				Secured Debt (12)	(5)	—	—	—	—	—	—	—
	12.00%				Secured Debt	(5)	—	—	64	2,103	—	3	2,100

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2024
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2024 Fair Value (13)
	10.00%				Secured Debt	(5)	—	—	6	251	—	2	249
					Member Units	(5)	—	(290)	—	1,300	—	290	1,010
					Member Units	(5)	—	(45)	—	282	—	45	237
Cody Pools, Inc.	12.50%				Secured Debt (12)	(8)	—	2	3	—	236	236	—
	12.50%				Secured Debt	(8)	—	(2)	223	7,111	2	117	6,996
					Preferred Member Units	(8)	—	430	153	18,120	430	—	18,550
Colonial Electric Company LLC	12.00%				Secured Debt	(6)	—	—	1	—	—	—	—
	12.00%				Secured Debt	(6)	—	41	173	5,407	53	498	4,962
					Preferred Member Units	(6)	—	—	—	600	—	—	600
					Preferred Member Units	(6)	—	160	24	1,920	160	—	2,080
Compass Systems & Sales, LLC	13.50%				Secured Debt	(5)	—	—	—	—	—	—	—
	13.50%				Secured Debt	(5)	—	—	153	4,175	7	—	4,182
					Preferred Equity	(5)	—	—	15	1,863	—	—	1,863
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	1	49	25	20	54
	10.00%				Secured Debt	(8)	—	—	29	844	5	7	842
					Preferred Member Units	(8)	—	10	—	10	10	—	20
Digital Products Holdings LLC	15.38%	SF+	10.00%		Secured Debt	(5)	—	—	146	3,673	6	364	3,315
					Preferred Member Units	(5)	—	—	13	2,459	—	—	2,459
Direct Marketing Solutions, Inc.	14.00%				Secured Debt	(9)	—	—	6	217	225	442	—
	14.00%				Secured Debt	(9)	—	(4)	179	5,002	4	88	4,918
					Preferred Stock	(9)	—	(120)	—	5,180	—	120	5,060
Flame King Holdings, LLC					Preferred Equity	(9)	—	—	170	6,970	—	—	6,970
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	138	3,705	—	—	3,705
Gamber-Johnson Holdings, LLC	10.00%	SF+	7.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	10.00%	SF+	7.00%		Secured Debt	(5)	—	(17)	353	13,520	17	417	13,120
					Member Units	(5)	—	2,460	372	24,180	2,460	—	26,640
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(4)	51	2,336	4	4	2,336
					Preferred Member Units	(5)	—	(410)	164	2,870	—	410	2,460
Gulf Publishing Holdings, LLC	14.98%	SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	19	571	—	—	571
					Preferred Equity	(8)	—	(240)	—	620	—	240	380
					Member Units	(8)	—	—	—	—	—	—	—
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	—	—	4,225	—	—	4,225
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	—	2	(27)	2	—	(25)
	13.00%				Secured Debt	(6)	—	—	319	9,069	17	111	8,975
					Common Equity	(6)	—	—	—	3,600	—	—	3,600
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	80	—	6,320	80	—	6,400
Integral Energy Services	13.09%	SF+	7.50%		Secured Debt	(8)	—	277	595	16,232	312	1,585	14,959
	10.00%			10.00%	Preferred Equity	(8)	—	—	10	350	10	—	360
					Common Stock	(8)	—	170	13	190	170	—	360
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	152	4,933	1	—	4,934
	9.00%				Secured Debt	(5)	—	—	22	951	—	2	949
					Preferred Equity	(5)	—	220	—	2,420	220	—	2,640

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2024
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2024 Fair Value (13)
					Member Units	(5)	—	—	8	683	—	—	683
MH Corbin Holding LLC	14.00%				Secured Debt	(5)	—	—	46	1,256	—	20	1,236
					Preferred Member Units	(5)	—	—	—	80	—	—	80
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Mystic Logistics Holdings, LLC	10.00%				Secured Debt (12)	(6)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(6)	—	5	36	1,436	—	—	1,436
					Common Stock	(6)	—	—	248	6,598	—	—	6,598
NexRev LLC	10.00%				Secured Debt (12)	(8)	—	—	—	—	400	—	400
	10.00%				Secured Debt	(8)	—	—	66	2,435	4	—	2,439
					Preferred Member Units	(8)	—	460	26	1,590	460	—	2,050
NuStep, LLC	11.98%	SF+	6.50%		Secured Debt	(5)	—	—	28	899	—	—	899
	12.00%				Secured Debt	(5)	—	—	141	4,606	1	—	4,607
					Preferred Member Units	(5)	—	240	—	2,310	240	—	2,550
					Preferred Member Units	(5)	—	—	—	1,290	—	—	1,290
Oneliance, LLC	16.48%	SF+	11.00%		Secured Debt	(7)	—	7	58	1,339	9	21	1,327
					Preferred Stock	(7)	—	—	—	282	—	—	282
Orttech Holdings, LLC	16.48%	SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	16.48%	SF+	11.00%		Secured Debt	(5)	—	(6)	235	5,510	6	26	5,490
					Preferred Stock	(5)	—	(170)	15	4,260	—	170	4,090
Pinnacle TopCo, LLC	8.00%				Secured Debt (12)	(8)	—	—	2	105	—	59	46
	13.00%				Secured Debt	(8)	—	—	261	7,472	9	—	7,481
					Preferred Equity	(8)	—	—	79	3,135	—	—	3,135
Robbins Bros. Jewelry, Inc.	12.50%				Secured Debt	(9)	—	—	1	(6)	1	—	(5)
	12.50%				Secured Debt	(9)	—	(669)	123	3,421	4	717	2,708
					Preferred Equity	(9)	—	—	—	—	—	—	—
SI East, LLC	11.25%				Secured Debt (12)	(7)	—	—	13	375	—	—	375
	12.45%				Secured Debt	(7)	—	(9)	584	18,179	9	9	18,179
					Preferred Member Units	(7)	—	—	39	6,390	—	—	6,390
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(1,618)	—	3,543	—	1,618	1,925
					Preferred Equity	(6)	—	—	—	—	—	—	—
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	14	432	—	—	432
	12.00%				Secured Debt	(9)	—	(1,580)	115	3,565	—	1,580	1,985
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC	11.50%				Secured Debt (12)	(7)	—	—	—	—	—	—	—
	13.50%				Secured Debt	(7)	—	18	64	1,980	—	—	1,980
					Common Stock	(7)	—	(280)	7	3,180	—	280	2,900
VVS Holdco LLC	11.48%	SF+	6.00%		Secured Debt (12)	(5)	—	—	1	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	216	6,926	11	—	6,937
					Preferred Equity	(5)	—	—	25	3,060	—	—	3,060

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2024
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2024 Fair Value (13)
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Affiliate investments							$—	$(19)	$6,929	$291,279	$12,001	$13,951	$289,329
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2024 for affiliate investments located in this region was $108,671. This represented 17.6% of net assets as of March 31, 2024.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2024 for affiliate investments located in this region was $36,551. This represented 5.9% of net assets as of March 31, 2024.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2024 for affiliate investments located in this region was $31,433. This represented 5.1% of net assets as of March 31, 2024.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2024 for control investments located in this region was $53,076. This represented 8.6% of net assets as of March 31, 2024. The fair value as of March 31, 2024 for affiliate investments located in this region was $87,833. This represented 14.2% of net assets as of March 31, 2024.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2024
(dollars in thousands)
(unaudited)

(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2024 for control investments located in this region was $568. This represented 0.1% of net assets as of March 31, 2024. The fair value as of March 31, 2024 for affiliate investments located in this region was $24,841. This represented 4.0% of net assets as of March 31, 2024.
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
(12)Investment has an unfunded commitment as of March 31, 2024 (see Note I). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                                              Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates
March 31, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2023 Fair Value (13)
Control Investments
GRT Rubber Technologies LLC	10.66%	L+	6.00%		Secured Debt (12)	(8)	$—	$1	$13	$330	$145	$—	$475
	12.66%	L+	8.00%		Secured Debt	(8)	—	(12)	634	19,943	13	12	19,944
					Member Units	(8)	—	—	21	21,890	—	—	21,890
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	631	(675)	141	7,552	1,031	1,574	7,009
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	588	—	—	588
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control Investments							$631	$(686)	$809	$50,303	$1,189	$1,586	$49,906
Affiliate Investments
AFG Capital Group, LLC					Preferred Member Units	(8)	$—	$—	$—	$2,350	$—	$—	$2,350
ASK (Analytical Systems Keco Holdings, LLC)		L+	10.00%		Secured Debt	(8)	—	—	1	(2)	—	—	(2)
	14.75%	L+	10.00%		Secured Debt	(8)	—	—	47	1,135	5	18	1,122
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	20	—	880	20	—	900
					Warrants	(8)	—	—	—	—	—	—	—
ATX Networks Corp.		L+	7.50%		Secured Debt	(6)	—	(102)	682	6,368	545	6,913	—
				10.00%	Unsecured Debt	(6)	—	(276)	1,135	2,614	1,135	3,749	—
					Common Stock	(6)	3,178	(3,290)	—	3,290	3,178	6,468	—
Barfly Ventures, LLC					Member Units	(5)	—	(93)	—	1,107	—	94	1,013
Batjer TopCo, LLC					Secured Debt	(8)	—	—	—	(1)	—	—	(1)
	11.00%				Secured Debt	(8)	—	—	36	1,205	2	50	1,157
					Preferred Stock	(8)	—	225	19	455	225	—	680
Brewer Crane Holdings, LLC	14.66%	L+	10.00%		Secured Debt	(9)	—	—	53	1,491	—	31	1,460
					Preferred Member Units	(9)	—	(130)	8	1,770	—	130	1,640
Centre Technologies Holdings, LLC		L+	9.00%		Secured Debt (12)	(8)	—	—	1	—	—	—	—
	13.75%	L+	9.00%		Secured Debt	(8)	—	—	130	3,731	2	—	3,733
					Preferred Member Units	(8)	—	150	8	2,170	150	—	2,320
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	—	1	—	—	—	—
	12.86%	SF+	8.00%		Secured Debt	(8)	—	(3)	137	4,236	3	3	4,236
					Member Units	(8)	—	(30)	71	5,728	—	28	5,700
					Member Units	(8)	—	30	6	678	30	—	708
Charps, LLC					Preferred Member Units	(5)	—	60	49	3,330	60	—	3,390
Clad-Rex Steel, LLC		SF+	9.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	13.79%	SF+	9.00%		Secured Debt	(5)	—	—	89	2,620	—	120	2,500
	10.00%				Secured Debt	(5)	—	—	7	260	—	2	258
					Member Units	(5)	—	(270)	13	2,060	—	270	1,790
					Member Units	(5)	—	55	—	152	55	—	207
Cody Pools, Inc.	15.50%	L+	10.50%		Secured Debt (12)	(8)	—	2	11	273	3	80	196

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2023 Fair Value (13)
	15.50%	L+	10.50%		Secured Debt	(8)	—	(7)	268	6,882	7	83	6,806
					Preferred Member Units	(8)	—	240	7	14,550	240	—	14,790
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	—	—	—	—	—
	12.00%				Secured Debt	(6)	—	—	181	5,729	9	79	5,659
					Preferred Member Units	(6)	—	(240)	(318)	2,290	—	240	2,050
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	—	25	25	—	50
	10.00%				Secured Debt	(8)	—	—	30	865	6	7	864
					Preferred Member Units	(8)	—	—	—	300	—	—	300
Digital Products Holdings LLC	14.75%	L+	10.00%		Secured Debt	(5)	—	—	144	3,878	5	82	3,801
					Preferred Member Units	(5)	—	—	13	2,459	—	—	2,459
Direct Marketing Solutions, Inc.					Secured Debt (12)	(9)	—	—	1	—	—	—	—
	14.00%				Secured Debt	(9)	—	(4)	189	5,352	4	84	5,272
					Preferred Stock	(9)	—	(130)	43	5,558	—	128	5,430
Flame King Holdings, LLC	11.25%	L+	6.50%		Secured Debt (12)	(9)	—	(1)	54	1,900	1	1	1,900
	13.75%	L+	9.00%		Secured Debt	(9)	—	(8)	188	5,300	8	8	5,300
					Preferred Equity	(9)	—	900	134	4,400	900	—	5,300
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	134	5,848	—	536	5,312
Gamber-Johnson Holdings, LLC		SF+	8.50%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	11.50%	SF+	8.50%		Secured Debt	(5)	—	(17)	474	16,020	17	217	15,820
					Member Units	(5)	—	2,117	393	12,720	2,120	—	14,840
GFG Group, LLC.	9.00%				Secured Debt	(5)	—	(4)	68	2,836	4	4	2,836
					Preferred Member Units	(5)	—	110	10	1,790	110	—	1,900
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	19	571	—	—	571
					Preferred Equity	(8)	—	—	—	950	—	—	950
					Member Units	(8)	—	—	—	—	—	—	—
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	—	113	—	4,331	113	508	3,936
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	199	5,093	53	—	5,146
	9.00%				Secured Debt	(5)	—	—	22	961	—	3	958
					Preferred Equity	(5)	—	—	—	1,800	—	—	1,800
					Member Units	(5)	—	(18)	7	713	—	18	695
Market Force Information, LLC	12.00%			12.00%	Secured Debt	(9)	—	(403)	—	403	—	403	—
					Member Units	(9)	—	—	—	—	—	—	—
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	238	49	1,137	238	29	1,346
					Preferred Member Units	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	36	1,436	—	—	1,436
					Common Stock	(6)	—	545	248	5,708	545	—	6,253
NexRev LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	11.00%				Secured Debt	(8)	—	249	81	2,119	255	157	2,217
					Preferred Member Units	(8)	—	470	33	280	470	—	750

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
March 31, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2023 Fair Value (13)
NuStep, LLC	11.25%	L+	6.50%		Secured Debt	(5)	—	—	31	1,100	—	—	1,100
	12.00%				Secured Debt	(5)	—	—	139	4,603	1	—	4,604
					Preferred Member Units	(5)	—	(100)	—	2,010	—	100	1,910
					Preferred Member Units	(5)	—	—	—	1,290	—	—	1,290
Oneliance, LLC	15.75%	L+	11.00%		Secured Debt	(7)	—	—	56	1,380	2	21	1,361
					Preferred Stock	(7)	—	—	—	264	—	—	264
Orttech Holdings, LLC		L+	11.00%		Secured Debt (12)	(5)	—	—	—	(2)	—	—	(2)
	15.75%	L+	11.00%		Secured Debt	(5)	—	—	236	5,814	9	200	5,623
					Preferred Stock	(5)	—	430	67	2,940	430	—	3,370
Robbins Bros. Jewelry, Inc.					Secured Debt (12)	(9)	—	—	1	(8)	1	—	(7)
	12.50%				Secured Debt	(9)	—	—	127	3,902	4	24	3,882
					Preferred Equity	(9)	—	(550)	—	1,650	—	550	1,100
SI East, LLC					Secured Debt (12)	(7)	—	—	2	—	—	—	—
	9.50%				Secured Debt	(7)	—	(55)	755	29,929	55	1,805	28,179
					Preferred Member Units	(7)	—	—	114	4,550	—	—	4,550
Sonic Systems International, LLC	12.26%	L+	7.50%		Secured Debt	(8)	—	(19)	583	18,425	19	19	18,425
					Common Stock	(8)	—	(60)	13	1,490	—	60	1,430
Student Resource Center, LLC	13.69%	L+	8.50%		Secured Debt	(6)	—	—	118	5,063	—	—	5,063
					Preferred Equity	(6)	—	—	—	—	—	—	—
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	14	460	—	—	460
	12.00%				Secured Debt	(9)	—	—	115	3,780	1	—	3,781
					Preferred Member Units	(9)	—	(202)	—	1,920	—	202	1,718
					Preferred Member Units	(9)	—	28	—	—	83	—	83
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	(1)	1	—	1	1	—
	12.00%				Secured Debt	(7)	—	(3)	63	1,980	3	3	1,980
					Common Stock	(7)	—	380	7	1,950	380	—	2,330
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	—	—	900	—	900
					Secured Debt	(8)	(1,366)	780	71	6,392	—	6,392	—
					Unsecured Convertible Debt	(8)	(175)	175	—	—	175	175	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	—	—	—	4,906	—	4,906
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	(1,104)	—	—	1,104	1,104	—
					Warrants	(8)	—	1,104	—	—	—	—	—
VVS Holdco, LLC		L+	6.00%		Secured Debt (12)	(5)	—	—	2	(5)	1	1	(5)
	11.50%				Secured Debt	(5)	—	—	230	7,421	11	—	7,432
					Preferred Equity	(5)	—	20	9	2,990	20	—	3,010
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	(71)	(6,392)	(175)	(6,567)	—
Total Affiliate investments							$1,637	$1,321	$7,894	$277,000	$18,474	$24,633	$270,841

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation the factors referenced in Item 1A entitled “Risk Factors” below in this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.
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
This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2023, and for the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.
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
OVERVIEW OF OUR BUSINESS
Our principal investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our Private Loan (as defined below), LMM and Middle Market investment strategies. Our private loan (“Private Loan”) investment strategy involves investments in companies that are generally consistent with the size of the companies in our LMM and Middle Market investment strategies. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million. Our Middle Market investment strategy involves investments in companies that are generally larger in size than our LMM companies, with annual revenues typically between $150 million and $1.5 billion. Our Private Loan, LMM and Middle Market investments generally range in size from $1 million to $30 million.
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
Our Middle Market portfolio investments primarily consist of direct investments in or secondary purchases of debt securities in privately held companies based in the United States that are generally larger in size than the companies included in our LMM portfolio and that were issued through a syndicated process. Our Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date. Over the last few years, we have been de-emphasizing this strategy and expect to continue to do so in the future.
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

The level of new portfolio investment activity will fluctuate from period to period based upon our view of the current economic fundamentals, our ability to identify new investment opportunities that meet our investment criteria, our ability to consummate the identified opportunities and our available liquidity. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of our portfolio debt investments on non-accrual status will directly impact future investment income. While we intend to grow our portfolio and our investment income over the long term, our growth and our operating results may be more limited during depressed economic periods. However, we intend to appropriately manage our cost structure and liquidity position based on applicable economic conditions and our investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation on our investments will also fluctuate depending upon portfolio activity, economic conditions and the performance of our individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on our operating results.
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
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the Private Loan, LMM and Middle Market portfolios as of March 31, 2024 and December 31, 2023 (this information excludes Other Portfolio investments, which are discussed further below).

	As of March 31, 2024
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	79	51	15
Fair value	$631.4	$391.6	$68.4
Cost	$624.3	$319.2	$97.7
Debt investments as a % of portfolio (at cost)	94.6%	70.3%	91.7%
Equity investments as a % of portfolio (at cost)	5.4%	29.7%	8.3%
% of debt investments at cost secured by first priority lien	99.9%	99.9%	99.9%
Weighted-average annual effective yield (b)	13.0%	13.0%	13.4%
Average EBITDA (c)	$34.7	$9.2	$62.5
__________________
(a)At March 31, 2024, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of March 31, 2024 including debt investments on non-accrual status was 12.6% for our Private Loan portfolio, 13.0% for our LMM portfolio and 10.1% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.

(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including one Private Loan portfolio company, two LMM portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
________________
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
For the three months ended March 31, 2024 and 2023, we achieved an annualized total return on investments of 11.8% and 11.4%, respectively. For the year ended December 31, 2023, we achieved a total return on investments of 13.6%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of March 31, 2024, we had Other Portfolio investments in four entities, collectively totaling $24.6 million in fair value and $21.4 million in cost basis and which comprised 2.2% and 2.0% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, we had Other Portfolio investments in four entities, collectively totaling $24.6 million in fair value and $21.5 million in cost basis and which comprised 2.3% and 2.1% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both March 31, 2024 and December 31, 2023, our Investment Portfolio valued at fair value represented 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of March 31, 2024 and December 31, 2023 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2024 and 2023, 4.5% and 3.8%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash. For each of the three months ended March 31, 2024 and 2023, 0.1% of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of March 31, 2024 and December 31, 2023 (this information excludes Other Portfolio investments).

Cost:	March 31, 2024	December 31, 2023
First lien debt	86.9%	86.5%
Equity	12.9	13.3
Second lien debt	—	—
Equity warrants	0.2	0.2
Other	—	—
	100.0%	100.0%

Fair Value:	March 31, 2024	December 31, 2023
First lien debt	78.7%	78.4%
Equity	21.2	21.5
Second lien debt	—	—
Equity warrants	0.1	0.1
Other	—	—
	100.0%	100.0%
Our Private Loan, LMM and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in our Investment Portfolio. Please see Item 1A. Risk Factors — Risks Related to our Investments contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a more complete discussion of the risks involved with investing in our Investment Portfolio.
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
As of March 31, 2024, investments on non-accrual status comprised 0.7% of our total Investment Portfolio at fair value and 3.6% at cost. As of December 31, 2023, investments on non-accrual status comprised 1.1% of our total Investment Portfolio at fair value and 4.0% at cost.
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
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2024 and 2023
Set forth below is a comparison of the results of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Total investment income	$33,950	$31,046	$2,904	9%
Total expenses, net of expense waivers	(19,404)	(16,938)	(2,466)	15%
Net investment income	14,546	14,108	438	3%
Net realized gain (loss) from investments	(1,884)	3,432	(5,316)	NM
Net unrealized depreciation from investments	(1,133)	(4,139)	3,006	NM
Income tax provision	(940)	(1,170)	230	NM
Net increase in net assets resulting from operations	$10,589	$12,231	$(1,642)	(13)%
_________________
NM — Net Change % not meaningful
Investment Income
Total investment income for the three months ended March 31, 2024 was $34.0 million, a 9% increase from the $31.0 million of total investment income for the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended March 31,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest income	$29,059	$28,932	$127	—%
Dividend income	2,472	1,559	913	59%	(a)
Fee income	2,419	555	1,864	336%	(b)
Total investment income	$33,950	$31,046	$2,904	9%	(c)
_________________
(a)The increase in dividend income from Investment Portfolio equity investments was primarily a result of (i) an increase of $0.8 million in dividend income from certain of our LMM portfolio companies and (ii) an increase of $0.2 million in dividend income from our Private Loan portfolio companies. The increase includes a $0.1 million increase in dividend income considered less consistent or non-recurring.

(b)The increase in fee income was primarily related to (i) a $1.7 million increase in fees received from the refinancing and prepayment of debt investments and (ii) a $0.2 million increase related to higher investment activities. The increase includes a $1.7 million increase in fee income considered less consistent or non-recurring.
(c)The increase in total investment income includes a net increase of $0.5 million due to the impact of certain income considered less consistent or non-recurring, including (i) a $1.7 million increase in accelerated prepayments, repricing and other activity related to certain Investment Portfolio debt investments and (ii) a $0.1 million increase in such dividend income, partially offset by a $1.2 million decrease in interest income from accelerated OID income.
Expenses
Total expenses, net of expense waivers, for the three months ended March 31, 2024 were $19.4 million, a 15% increase from $16.9 million in the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended March 31,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest expense	$9,549	$8,334	$1,215	15%	(a)
Base management fees	5,028	4,855	173	4%
Incentive fees	3,637	2,720	917	34%	(b)
Internal administrative services fees	2,267	2,038	229	11%
General and administrative	1,034	880	154	18%
Total expenses before expense waivers	21,515	18,827	2,688	14%
Waiver of internal administrative services expenses	(2,111)	(1,889)	(222)	12%
Total expenses	$19,404	$16,938	$2,466	15%
_________________
(a)The increase in interest expense was primarily related to (i) increased weighted average interest rates on our floating rate multi-year revolving credit facility (the “Corporate Facility”) and special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) based upon the increases in benchmark index rates for these floating rate obligations and (ii) higher weighted-average outstanding borrowings.
(b)The increase in incentive fees was due to the increased Pre-Incentive Fee Net Investment Income resulting from our more favorable operating results for the three months ended March 31, 2024.
Net Investment Income
Net investment income for the three months ended March 31, 2024 increased to $14.5 million, or $0.18 per share, compared to net investment income of $14.1 million, or $0.18 per share, for the corresponding period of 2023. The increase in net investment income was principally attributable to the increase in total investment income, partially offset by the increase in total expenses, including incentive fees, each as discussed above. The increase in net investment income on a per share basis includes a $0.01 per share increase in investment income considered less consistent or non-recurring, as discussed above.

Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized loss on investments of $1.9 million for the three months ended March 31, 2024.

	Three Months Ended March 31, 2024
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$(682)	1	$—	—	$(595)	1	$3	$(1,274)
LMM portfolio	—	—	—	—	—	—	152	152
Middle Market portfolio	—	—	—	—	(773)	1	—	(773)
Other Portfolio	—	—	—	—	—	—	11	11
Total net realized gain/(loss)	$(682)	1	$—	—	$(1,368)	2	$166	$(1,884)
_________________
(a)Other activity includes realized gains and losses from transactions involving five portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized depreciation of $1.1 million for the three months ended March 31, 2024.

	Three Months Ended March 31, 2024
	Private Loan	LMM(a)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$1,099	$(116)	$584	$(10)	$1,557
Net unrealized appreciation (depreciation) relating to portfolio investments	(2,816)	1,243	(1,191)	74	(2,690)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(1,717)	$1,127	$(607)	$64	$(1,133)
_________________
(a)Includes unrealized appreciation on 20 LMM portfolio investments and unrealized depreciation on 11 LMM portfolio investments.
Income Tax Provision
The income tax provision for the three months ended March 31, 2024 of $0.9 million principally consisted of (i) a deferred tax provision of $0.6 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $0.3 million, related to a $0.2 million provision for current federal and state income taxes and a $0.1 million provision for excise tax on our estimated undistributed taxable income. The income tax provision for the three months ended March 31, 2023 of $1.2 million principally consisted of (i) a deferred tax provision of $0.9 million which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $0.3 million related to a $0.2 million provision for current federal and state income taxes and a $0.1 million provision for excise tax on our estimated undistributed taxable income.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended March 31, 2024 was $10.6 million, or $0.13 per share, compared with $12.2 million, or $0.15 per share, during the three months ended March 31, 2023. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the three months ended March 31, 2024, we realized a net decrease in cash and cash equivalents of $6.1 million as the result of $11.6 million of cash used in our operating activities, partially offset by $5.4 million of cash provided by our financing activities.
The $11.6 million of cash used in our operating activities resulted primarily from the funding of new portfolio investments of $75.7 million, partially offset by (i) cash proceeds totaling $52.1 million from the sales and repayments of debt investments and sales of and return of capital from equity investments, (ii) cash flows that we generated from the operating profits earned totaling $12.2 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs and (iii) $0.2 million in cash flows related to changes in other assets and liabilities.
The $5.4 million of cash provided by our financing activities principally consisted of (i) $19.0 million net cash proceeds related to our Credit Facilities and (ii) $2.5 million cash proceeds related to common stock issuance, partially offset by (i) $9.5 million in cash dividends paid to stockholders and (ii) $6.5 million for the repurchases of our common stock.
Share Repurchases
We maintain a share repurchase program whereby we make quarterly offers to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The amount of shares of our common stock to be repurchased during any calendar quarter may be equal to the lesser of (i) the number of shares of common stock we could repurchase with the proceeds we received from the issuance of common stock under our dividend reinvestment plan (the “DRIP”) or (ii) 2.5% of the weighted-average number of shares of common stock outstanding in the prior four calendar quarters. Repurchase offers are currently limited to the number of shares of our common stock we can repurchase with 90% of the cash retained as a result of issuances of common stock under the DRIP.

On February 5, 2024, we commenced a $2.5 million modified “Dutch Auction” tender offer (the “February 2024 Dutch Auction Tender Offer”) pursuant to the Offer to Purchase, dated February 5, 2024, which expired on March 4, 2024.
See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q for more information regarding repurchases of our common stock during the three months ended March 31, 2024.
Capital Resources
As of March 31, 2024, we had $24.6 million in cash and cash equivalents and $110.3 million of unused capacity under the Credit Facilities, which we maintain to support our investment and operating activities. As of March 31, 2024, our NAV totaled $618.5 million, or $7.72 per share.
As of March 31, 2024, we had $79.0 million outstanding and $86.0 million of undrawn commitments under our Corporate Facility and $275.7 million outstanding and $24.3 million of undrawn commitments under our SPV Facility, both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
We closed our continuous follow-on public offering of shares to new investors effective September 2017. As such, our ability to raise additional equity is limited.
As a BDC, we generally are required to maintain a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met in the future). This requirement limits the amount that we may borrow. As of March 31, 2024, our BDC asset coverage ratio was 223%. The combination of these factors limits our access to capital to fund future investment activities or operating requirements, including our ability to grow the Investment Portfolio. We anticipate that we will continue to fund our investment activities and operating requirements through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, including cash proceeds from the repayments and from the sales of investments in our portfolio companies, and utilization of available borrowings under our Credit

Facilities. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and share repurchases under our share repurchase programs.
We periodically invest excess cash balances into marketable securities and idle funds investments. The primary investment objective of marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our Private Loan, LMM and Middle Market portfolio investments. Marketable securities and idle funds investments generally consist of money market funds and certificates of deposit with financial institutions.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At March 31, 2024, we had a total of $78.8 million in outstanding commitments comprised of (i) 68 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of March 31, 2024, we had $504.7 million in total borrowings outstanding under our Credit Facilities and Series A Notes. The Corporate Facility will mature on March 1, 2026. The SPV Facility will mature on February 3, 2028. The Series A Notes will mature on October 30, 2026. See further discussion of the terms of our Credit Facilities, Series A Notes and other debt in Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2024 is as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(dollars in thousands)
SPV Facility(1)	$—	$—	$—	$—	$275,688	$—	$275,688
Series A Notes	—	—	150,000	—	—	—	150,000
Interest due on Series A Notes	6,060	6,060	6,060	—	—	—	18,180
Corporate Facility(2)	—	—	79,000	—	—	—	79,000
Total	$6,060	$6,060	$235,060	$—	$275,688	$—	$522,868
_________________
(1)As of March 31, 2024, $24.3 million remained available to borrow under the SPV Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the SPV Facility and the 1940 Act, as discussed above.
(2)As of March 31, 2024, $86.0 million remained available to borrow under the Corporate Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the Corporate Facility and the 1940 Act, as discussed above.
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
Recent Developments
On May 1, 2024, we sold 315,259 shares of our common stock to Main Street at $7.93 per share, the price at which we issued new shares in connection with reinvestments of the May 1, 2024 dividend pursuant to the DRIP, for total proceeds to us of $2.5 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of us or our Adviser.
On May 1, 2024, we repurchased 536,330 shares of our common stock validly tendered and not withdrawn on the terms set forth in our tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on March 26, 2024. The shares were repurchased at a price of $7.78 per share, which was our NAV per share as of May 1, 2024, for an aggregate purchase price of $4.2 million (an amount equal to 90% of the proceeds we received from the issuance of shares under the our DRIP from the May 1, 2024 dividend payment).
On May 13, 2024, our Board of Directors declared a quarterly dividend of $0.180 per share payable August 1, 2024 to stockholders of record as of June 28, 2024. Additionally, our Board of Directors approved a repurchase offer pursuant to our share repurchase program in an amount equal to 90% of the proceeds resulting from shares issued in lieu of cash distributions from the August 1, 2024 dividend payment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Risk Factors — Risks Related to our Business and Structure — We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments. and Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us. included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for more information regarding risks associated with our debt investments and borrowings that utilize SOFR or Prime as a reference rate.
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2024, 78% of our debt Investment Portfolio (at cost) bore interest at floating rates, 95% of which were subject to contractual minimum interest rates. As of March 31, 2024, 30% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facilities; however, the interest rates on our outstanding Series A Notes are fixed for the life of such debt. As of March 31, 2024, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2024.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Pre Incentive Fee Net Investment Income	(Increase) Decrease in Incentive Fee Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(13,676)	$7,094	$(6,582)	$3,637	$(2,945)	$(0.04)
(175)	(11,967)	6,207	(5,760)	3,637	(2,123)	(0.03)
(150)	(10,258)	5,320	(4,938)	3,637	(1,301)	(0.02)
(125)	(8,506)	4,434	(4,072)	3,637	(435)	(0.01)
(100)	(6,806)	3,547	(3,259)	2,868	(391)	—
(75)	(5,105)	2,660	(2,445)	2,054	(391)	—
(50)	(3,405)	1,773	(1,632)	1,241	(391)	—
(25)	(1,704)	887	(817)	426	(391)	—
25	1,704	(887)	817	(163)	654	0.01
50	3,408	(1,773)	1,635	(327)	1,308	0.02
75	5,111	(2,660)	2,451	(490)	1,961	0.02
100	6,815	(3,547)	3,268	(654)	2,614	0.03
125	8,519	(4,434)	4,085	(817)	3,268	0.04
150	10,223	(5,320)	4,903	(981)	3,922	0.05
175	11,926	(6,207)	5,719	(1,144)	4,575	0.06
200	13,630	(7,094)	6,536	(1,307)	5,229	0.07
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of March 31, 2024, the analysis does not take into consideration future changes in the credit market, credit quality, or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly while our Corporate Facility and our SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that we filed with the SEC on March 8, 2024, which could materially affect our business, financial condition and/or operating results.
There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the three months ended March 31, 2024, we issued 564,969 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The aggregate value of the shares of common stock issued during the three months ended March 31, 2024 under the dividend reinvestment plan was $4.5 million.
On January 31, 2024, we sold 314,070 shares of our common stock to Main Street at $7.96 per share, the price at which we issued new shares in connection with reinvestments of the January 31, 2024 dividend pursuant to the DRIP, for total proceeds to us of $2.5 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of us or the Adviser.

Issuer Purchases of Equity Securities
The following chart summarizes repurchases of our common stock for the three months ended March 31, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through January 31, 2024 (a)	518,173	$7.81	518,173	N/A
February 1 through February 29, 2024	—	—	—	N/A
March 1 through March 31, 2024 (b)	357,143	7.00	357,143	N/A
Total	875,316		875,316
_________________
(a)Shares repurchased under the quarterly share repurchase program at NAV (see Note G — Share Repurchases included in Item 1. Consolidated Financial Statements for more information).
(b)Shares repurchased under the February 2024 Dutch Auction Tender Offer (see Liquidity and Capital Resources included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information).
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2024, filed with the SEC on May 15, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) the Consolidated Statements of Changes in Net Assets for the periods ended March 31, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) the Consolidated Schedule of Investments for the periods ended March 31, 2024 and December 31, 2023, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the three months ended March 31, 2024 and 2023.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.

Date: May 15, 2024	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

Date: May 15, 2024	/s/ JESSE E. MORRIS
Jesse E. Morris
Chief Financial Officer and Chief Operating Officer
(principal financial officer)

Date: May 15, 2024	/s/ CORY E. GILBERT
Cory E. Gilbert
Vice President and Chief Accounting Officer
(principal accounting officer)