Form 10-Q
period 2024-06-30
MSC INCOME FUND, INC.
filed 2024-08-14
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of August 12, 2024 was 80,434,964.

MSC INCOME FUND, INC.

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Investments at fair value:
Control investments (cost: $42,638 and $43,159 as of June 30, 2024 and December 31, 2023, respectively)	$56,842	$53,644
Affiliate investments (cost: $241,874 and $231,378 as of June 30, 2024 and December 31, 2023, respectively)	302,759	291,279
Non‑Control/Non‑Affiliate investments (cost: $804,126 and $763,781 as of June 30, 2024 and December 31, 2023, respectively)	788,707	747,972
Total investments (cost: $1,088,638 and $1,038,318 as of June 30, 2024 and December 31, 2023, respectively)	1,148,308	1,092,895
Cash and cash equivalents	29,484	30,786
Interest and dividend receivable	9,835	10,541
Receivable for securities sold	7,693	171
Deferred financing costs (net of accumulated amortization of $5,569 and $4,168 as of June 30, 2024 and December 31, 2023, respectively)	2,040	3,416
Prepaids and other assets	13,658	2,091
Total assets	$1,211,018	$1,139,900
LIABILITIES
Credit Facilities	$401,688	$335,688
Series A Notes due 2026 (par: $150,000 as of both June 30, 2024 and December 31, 2023)	149,304	149,155
Accounts payable and other liabilities	738	255
Payable for securities purchased	—	206
Interest payable	6,820	6,266
Dividend payable	14,425	14,019
Management and incentive fees payable	8,770	8,745
Deferred tax liability, net	6,098	3,259
Total liabilities	587,843	517,593
Commitments and contingencies (Note I)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 80,141,342 and 80,108,865 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	80	80
Additional paid‑in capital	687,532	686,136
Total overdistributed earnings	(64,437)	(63,909)
Total net assets	623,175	622,307
Total liabilities and net assets	$1,211,018	$1,139,900
NET ASSET VALUE PER SHARE	$7.78	$7.77
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$1,014	$708	$1,824	$1,517
Affiliate investments	8,243	7,405	15,171	15,299
Non‑Control/Non‑Affiliate investments	24,689	25,115	50,900	47,458
Total investment income	33,946	33,228	67,895	64,274
EXPENSES:
Interest	(9,546)	(8,862)	(19,095)	(17,196)
Base management fees	(5,179)	(4,912)	(10,207)	(9,767)
Incentive fees	(3,591)	(3,599)	(7,228)	(6,319)
Internal administrative services expenses	(2,520)	(2,545)	(4,787)	(4,584)
General and administrative	(1,106)	(1,306)	(2,139)	(2,185)
Total expenses before expense waivers	(21,942)	(21,224)	(43,456)	(40,051)
Waiver of internal administrative services expenses	2,361	2,394	4,472	4,283
Total expenses, net of expense waivers	(19,581)	(18,830)	(38,984)	(35,768)
NET INVESTMENT INCOME	14,365	14,398	28,911	28,506
NET REALIZED GAIN (LOSS):
Control investments	47	1,046	57	1,677
Affiliate investments	—	(8,823)	—	(7,186)
Non‑Control/Non‑Affiliate investments	267	(21,075)	(1,627)	(19,912)
Total net realized gain (loss)	314	(28,852)	(1,570)	(25,421)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	3,297	(12)	3,719	(698)
Affiliate investments	1,003	16,367	984	17,688
Non‑Control/Non‑Affiliate investments	1,926	19,402	390	14,628
Total net unrealized appreciation	6,226	35,757	5,093	31,618
INCOME TAXES:
Federal and state income, excise and other taxes	(547)	(214)	(877)	(524)
Deferred taxes	(2,229)	(1,833)	(2,840)	(2,693)
Income tax provision	(2,776)	(2,047)	(3,717)	(3,217)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,129	$19,256	$28,717	$31,486
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.18	$0.18	$0.36	$0.36
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.23	$0.24	$0.36	$0.39
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	80,333,327	80,299,938	80,296,060	80,218,416
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances at December 31, 2022	80,105,999	$80	$684,165	$(74,580)	$609,665
Dividend reinvestment	564,377	1	4,413	—	4,414
Common stock repurchased	(519,489)	(1)	(3,984)	—	(3,985)
Net increase resulting from operations	—	—	—	12,231	12,231
Dividends to stockholders	—	—	—	(14,026)	(14,026)
Balances at March 31, 2023	80,150,887	$80	$684,594	$(76,375)	$608,299
Issuance of common stock	255,754	—	2,000	—	2,000
Dividend reinvestment	608,618	1	4,759	—	4,760
Common stock repurchased	(965,568)	(1)	(6,522)	—	(6,523)
Net increase resulting from operations	—	—	—	19,256	19,256
Dividends to stockholders	—	—	—	(14,009)	(14,009)
Balances at June 30, 2023	80,049,691	$80	$684,831	$(71,128)	$613,783

Balances at December 31, 2023	80,108,865	$80	$686,136	$(63,909)	$622,307
Issuance of common stock	314,070	—	2,500	—	2,500
Dividend reinvestment	564,969	1	4,492	—	4,493
Common stock repurchased	(875,316)	(1)	(6,546)	—	(6,547)
Net increase resulting from operations	—	—	—	10,589	10,589
Dividends to stockholders	—	—	—	(14,821)	(14,821)
Balances at March 31, 2024	80,112,588	$80	$686,582	$(68,141)	$618,521
Issuance of common stock	315,259	—	2,500	—	2,500
Dividend reinvestment	583,875	1	4,631	—	4,632
Common stock repurchased	(870,380)	(1)	(6,181)	—	(6,182)
Net increase resulting from operations	—	—	—	18,129	18,129
Dividends to stockholders	—	—	—	(14,425)	(14,425)
Balances at June 30, 2024	80,141,342	$80	$687,532	$(64,437)	$623,175
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$28,717	$31,486
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(183,263)	(112,086)
Proceeds from sales and repayments of debt investments in portfolio companies	122,437	95,363
Proceeds from sales and return of capital of equity investments in portfolio companies	8,738	11,451
Net unrealized appreciation	(5,093)	(31,618)
Net realized loss on portfolio investments	1,570	25,421
Amortization of deferred financing costs	1,551	757
Amortization of deferred offering costs	—	63
Accretion of unearned income	(3,908)	(4,521)
Payment-in-kind interest	(2,862)	(3,073)
Cumulative dividends	(51)	(86)
Deferred tax provision	2,840	2,693
Changes in other assets and liabilities:
Interest and dividend receivable	(4)	1,474
Prepaid and other assets	(11,567)	(6)
Management and incentive fees payable	25	1,469
Interest payable	554	1,180
Accounts payable and other liabilities	482	(966)
Net cash provided by (used in) operating activities	(39,834)	19,001
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	5,000	2,000
Redemption of common stock	(12,729)	(10,508)
Payment of offering costs	—	(63)
Dividends paid	(19,713)	(17,671)
Proceeds from Credit Facilities	191,000	74,000
Repayments on Credit Facilities	(125,000)	(58,000)
Payment of deferred financing costs	(26)	(10)
Net cash provided by (used in) financing activities	38,532	(10,252)
Net increase (decrease) in cash and cash equivalents	(1,302)	8,749
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,786	21,312
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,484	$30,061

Supplemental cash flow disclosures:
Interest paid	$16,990	$15,261
Taxes paid	$438	$1,716
Non-cash financing activities:
Dividends declared and unpaid	$14,425	$14,009
Value of shares issued pursuant to the DRIP	$9,125	$9,174

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(8) (24)	7/17/2017	38.8%							$693	$568

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		11.48%	SF+	6.00%		10/29/2026	1,550	1,536	1,550
			Secured Debt		12/19/2014		13.48%	SF+	8.00%		10/29/2026	19,944	19,827	19,944
			Member Units	(8)	12/19/2014	2,896							6,435	21,889
													27,798	43,383
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (24)	10/1/2017	49.3%							3,345	8,991

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		3/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		3/31/2023	2,184,683							2,798	3,000
			Preferred Member Units		3/31/2023	61,077							—	—
			Preferred Member Units		1/26/2015	2,090,001							6,000	—
			Common Stock		3/31/2023	772,620							1,104	—
													10,802	3,900
Subtotal Control Investments (9.1% of net assets at fair value)													$42,638	$56,842
Affiliate Investments (6)
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(9)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	$55	$55	$55
			Secured Debt	(9)	8/16/2019		15.38%	SF+	10.00%		8/16/2024	983	981	981
			Preferred Member Units		5/20/2021	607							607	1,400
			Preferred Member Units		8/16/2019	800	14.13%						800	—
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,522	2,436
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units	(8)	10/26/2020	12							528	1,573

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		3/7/2022		10.00%				3/7/2027	50	49	49
			Secured Debt		3/7/2022		10.00%				3/7/2027	30	30	30
			Secured Debt		3/7/2022		10.00%				3/7/2027	1,175	1,162	1,162

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Preferred Stock	(8)	3/7/2022	453							455	630
												1,696	1,871
Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	1/9/2018		15.48%	SF+	10.00%		1/9/2025	1,316	1,316	1,316
		Preferred Member Units	(8)	1/9/2018	737							1,070	1,330
												2,386	2,646
Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (30)	1/4/2019			SF+	10.00%		1/4/2028	—	—	—
		Secured Debt	(9)	1/4/2019		15.48%	SF+	10.00%		1/4/2028	5,116	5,058	5,116
		Preferred Member Units		1/4/2019	3,327							1,531	2,880
												6,589	7,996
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (30)	2/26/2018			SF+	6.00%		2/26/2026	—	(37)	—
		Secured Debt	(9)	2/26/2018		13.49%	SF+	8.00%		2/26/2026	3,905	3,903	3,905
		Member Units	(8)	2/26/2018	1,087							2,860	7,510
		Member Units	(8) (23)	11/2/2018	261,786							443	788
												7,169	12,203
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	2/3/2017	457							491	3,900

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(30)	10/28/2022						1/15/2027	—	—	—
		Secured Debt		12/20/2016		11.50%				1/15/2027	1,990	1,985	1,948
		Secured Debt		12/20/2016		10.00%				12/20/2036	248	246	246
		Member Units	(8)	12/20/2016	179							1,820	1,550
		Member Units	(23)	12/20/2016	200							127	237
												4,178	3,981
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(30)	3/6/2020						12/17/2026	—	(4)	—
		Secured Debt		3/6/2020		12.50%				12/17/2026	6,881	6,863	6,881
		Preferred Member Units	(8) (23)	3/6/2020	147							2,079	18,621
												8,938	25,502
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(30)	3/31/2021						3/31/2026	—	—	—
		Secured Debt		3/31/2021		12.00%				3/31/2026	4,535	4,494	4,535
		Preferred Member Units	(8)	3/31/2021	4,320							1,920	2,940
												6,414	7,475

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt		11/22/2023		13.50%				11/22/2028	400	388	388
			Secured Debt		11/22/2023		13.50%				11/22/2028	4,300	4,188	4,188
			Preferred Equity		11/22/2023	1,863							1,863	1,980
													6,439	6,556
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	30	29	29
			Secured Debt		3/31/2021		10.00%				12/31/2025	913	883	840
			Preferred Member Units		3/31/2021	1,000							290	20
													1,202	889
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		15.38%	SF+	10.00%		4/27/2026	3,355	3,335	3,318
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,460
													5,710	5,778
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(30)	2/13/2018						2/13/2026	—	(3)	—
			Secured Debt		12/27/2022		14.00%				2/13/2026	4,835	4,815	4,835
			Preferred Stock		2/13/2018	2,100							2,100	4,900
													6,912	9,735
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	2,340							2,600	8,940

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	7/31/2015	6.0%							3,051	2,596

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (29) (30)	6/24/2016			SF+	7.50%		1/1/2028	—	—	—
			Secured Debt	(9) (29)	12/15/2022		10.50%	SF+	7.50%		1/1/2028	12,320	12,173	12,320
			Member Units	(8)	6/24/2016	2,261							4,423	26,640
													16,596	38,960
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	2,336	2,311	2,336

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8)	3/31/2021	56							1,225	2,460
													3,536	4,796
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (14) (30)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
			Secured Debt	(14)	7/1/2022		12.50%			12.50%	7/1/2027	600	600	487
			Preferred Equity		7/1/2022	15,930							1,400	—
			Member Units		4/29/2016	920							920	—
													2,920	487
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(8) (24)	8/9/2017	8.2%							2,296	4,322

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt	(30)	6/21/2023						6/21/2028	—	(24)	(24)
			Secured Debt		6/21/2023		13.00%				6/21/2028	9,096	8,881	8,881
			Common Equity		6/21/2023	3,600							3,600	3,600
													12,457	12,457
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	6,436,566							6,540	6,470

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		13.06%	SF+	7.50%		8/20/2026	15,090	14,955	14,839
			Preferred Equity	(8)	12/7/2023	3,725	10.00%			10.00%			283	520
			Common Stock		8/20/2021	11,647							1,584	640
													16,822	15,999
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	4,350	4,337	4,337
			Secured Debt		10/31/2018		9.00%				10/31/2048	996	987	987
			Preferred Equity		10/31/2018	145							3,060	2,980
			Member Units	(8) (23)	10/31/2018	200							248	623
													8,632	8,927
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		8/31/2015		14.00%				12/31/2025	1,310	1,310	1,216
			Preferred Member Units		3/15/2019	16,500							1,100	80
			Preferred Member Units		9/1/2015	1,000							1,500	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
												3,910	1,296
Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		Secured Debt	(30)	8/18/2014						1/31/2027	—	—	—
		Secured Debt		8/18/2014		10.00%				1/31/2027	1,436	1,432	1,436
		Common Stock	(8)	8/18/2014	1,468							680	6,530
												2,112	7,966
Nello Industries Investco, LLC	Manufacturer of Steel Poles and Towers For Critical Infrastructure
		Secured Debt	(9)	6/4/2024		11.88%	SF+	6.50%		6/4/2025		2,729	2,729
		Secured Debt		6/4/2024		13.50%				6/4/2029		6,017	6,017
		Common Equity		6/4/2024	91							3,030	3,030
												11,776	11,776
NexRev LLC	Provider of Energy Efficiency Products & Services
		Secured Debt		2/28/2018		10.00%				2/28/2025		400	400
		Secured Debt		2/28/2018		10.00%				2/28/2025	2,453	2,443	2,453
		Preferred Member Units	(8)	2/28/2018	25,786,046							2,053	2,050
												4,896	4,903
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		11.98%	SF+	6.50%		1/31/2025	900	899	899
		Secured Debt		1/31/2017		12.00%				1/31/2025	4,610	4,608	4,608
		Preferred Member Units		11/2/2022	515							515	1,290
		Preferred Member Units		1/31/2017	102							2,550	2,550
												8,572	9,347
Oneliance, LLC	Construction Cleaning Company
		Secured Debt	(9)	8/6/2021		15.48%	SF+	10.00%		8/6/2026	1,300	1,289	1,300
		Preferred Stock		8/6/2021	282							282	410
												1,571	1,710
Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (30)	7/30/2021			SF+	11.00%		7/31/2026	—	(1)	—
		Secured Debt	(9)	7/30/2021		16.48%	SF+	11.00%		7/31/2026	5,490	5,444	5,490
		Preferred Stock	(8) (23)	7/30/2021	2,500							2,500	3,770
												7,943	9,260

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Pinnacle TopCo, LLC		Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
			Secured Debt	(30)	12/21/2023						12/31/2028	—	(9)	(9)
			Secured Debt		12/21/2023		13.00%				12/31/2028	7,660	7,490	7,490
			Preferred Equity	(8)	12/21/2023	110							3,135	3,840
													10,616	11,321
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(14) (30)	12/15/2021						12/15/2026	—	(5)	(5)
			Secured Debt		12/15/2021		12.50%			10.00%	12/15/2026	3,740	3,699	1,932
			Preferred Equity		12/15/2021	1,230							1,230	—
													4,924	1,927
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.75%				6/16/2028	750	745	750
			Secured Debt	(33)	6/16/2023		12.62%				6/16/2028	22,554	22,531	22,554
			Preferred Member Units	(8)	8/31/2018	55							508	5,890
													23,784	29,194
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,918	5,425	1,826
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,425	1,826
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	460	460	432
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	3,800	3,800	1,164
			Preferred Member Units		8/28/2023	1,651							165	—
			Preferred Member Units		2/1/2023	1,411							141	—
			Preferred Member Units		8/31/2018	136							2,311	—
													6,877	1,596
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(30)	5/31/2019						5/31/2027	—	(1)	—
			Secured Debt		5/31/2019		13.50%				5/31/2027	1,980	1,959	1,980
			Common Stock	(8)	5/31/2019	154							1,164	2,440
													3,122	4,420
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (30)	12/1/2021			SF+	6.00%		12/1/2024	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	6,760	6,662	6,662
			Preferred Equity	(8) (23)	12/1/2021	3,060							3,060	3,060
													9,722	9,722

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Subtotal Affiliate Investments (48.6% of net assets at fair value)													$241,874	$302,759
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		1/31/2023		18.00%			18.00%	6/25/2025	$165	$164	$163
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	5,488	5,404	5,426
			Common Stock		12/11/2020	593,927							3,148	—
			Warrants	(27)	12/11/2020	197,717					12/11/2025		—	—
													8,716	5,589
AB Centers Acquisition Corporation	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (30)	9/6/2022			P+	5.00%		9/6/2028	—	(18)	—
			Secured Debt	(9) (26)	9/6/2022		11.44%	SF+	6.00%		9/6/2028	2,341	2,310	2,341
			Secured Debt	(9)	9/6/2022		11.44%	SF+	6.00%		9/6/2028	2,293	2,216	2,293
			Secured Debt	(9)	6/21/2023		11.44%	SF+	6.00%		9/6/2028	768	743	768
													5,251	5,402
Acumera, Inc.	(10)	Managed Security Service Provider
			Secured Debt	(9) (30)	6/7/2023			SF+	7.00%		6/7/2028	—	(7)	(7)
			Secured Debt	(9)	6/7/2023		12.44%	SF+	7.00%		6/7/2028	11,771	11,686	11,771
			Warrants	(31)	6/7/2023	14,953					5/19/2028		—	90
													11,679	11,854
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	941	941	905
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	2,392	2,388	2,299
													3,329	3,204
ADS Tactical, Inc.	(11)	Value-Added Logistics and Supply Chain Provider to the Defense Industry
			Secured Debt	(9)	3/29/2021		13.25%	P+	4.75%		3/19/2026	2,771	2,750	2,783

AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	11							83	90

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (30)	11/19/2021			P+	5.00%		11/19/2026	—	(8)	(8)
			Secured Debt	(9)	11/19/2021		11.61%	SF+	6.00%		11/19/2026	8,125	8,086	8,125
													8,078	8,117
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/11/2022		15.20%	SF+	9.75%	15.20%	4/10/2026	5,222	5,205	4,332
			Secured Debt	(9) (14)	3/11/2022		17.20%	SF+	11.75%	17.20%	4/10/2026	4,270	4,244	2,639
													9,449	6,971

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	9/17/2021						4/7/2023	2,425	2,375	59
			Secured Debt	(14) (17)	5/19/2016						6/8/2023	11,693	11,451	282
													13,826	341
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt	(9)	11/6/2023		15.00%			15.00%	11/6/2028	2,027	2,027	2,027
			Secured Debt	(9)	11/6/2023		11.99%	SF+	6.50%	11.99%	11/6/2028	4,033	4,033	4,033
			Preferred Equity		11/6/2023	17,265							7,468	6,667
			Preferred Equity		11/6/2023	17,265							—	—
			Common Equity		11/9/2021	2,070							124	—
													13,652	12,727
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock		8/11/2022	62,402							62	100

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (28)	1/18/2022		12.06%	SF+	6.50%		1/18/2027	105	105	105
			Secured Debt	(9)	1/18/2022		11.06%	SF+	5.50%		1/18/2027	925	914	925
			Secured Debt	(9)	1/18/2022		13.06%	SF+	7.50%		1/18/2027	925	914	925
			Common Stock		1/18/2022	100,000							100	100
													2,033	2,055
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (30)	12/23/2022			SF+	7.25%		12/23/2027	—	(15)	(15)
			Secured Debt	(9)	12/23/2022		12.74%	SF+	7.25%		12/23/2027	3,387	3,302	3,386
			Common Equity	(8)	12/15/2021	137							134	124
													3,421	3,495
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units		3/8/2024	286,109							286	878
			Preferred Member Units	(23)	11/12/2019	122,416							—	10
			Preferred Member Units	(23)	7/6/2018	1,548,387							—	110
													286	998
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (30)	6/30/2022			SF+	10.25%		6/30/2028	—	(16)	(16)
			Secured Debt	(9)	6/30/2022		15.60%	SF+	10.25%	9.25%	6/30/2028	8,809	8,705	8,385
													8,689	8,369

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	580

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt		1/9/2024		13.94%	SF+	8.50%	12.94%	8/28/2025	194	60	178
			Secured Debt	(9)	10/19/2022		16.00%	P+	7.50%	15.00%	8/28/2025	3,028	3,028	2,770
			Secured Debt	(9)	8/28/2020		13.94%	SF+	8.50%	12.94%	8/28/2025	4,207	3,762	3,850
			Common Stock		10/1/2020	700,446							—	—
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	—
													7,961	6,798
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	80	80	66
			Member Units	(8)	6/30/2017	540,000							564	80
													644	146
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9) (30)	5/1/2023			SF+	7.00%		5/1/2028	—	(14)	(14)
			Secured Debt	(9)	5/1/2023		11.45%	SF+	6.00%		5/1/2028	4,010	3,948	4,009
			Secured Debt	(9)	5/1/2023		13.45%	SF+	8.00%		5/1/2028	4,010	3,948	4,009
			Preferred Equity		5/1/2023	360							360	310
			Common Equity		5/1/2023	360							—	—
													8,242	8,314
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9)	2/1/2024		11.44%	SF+	6.00%		2/1/2029	706	683	699
			Secured Debt	(9) (30)	2/1/2024			SF+	6.00%		2/1/2029	—	(12)	(12)
			Secured Debt	(9)	2/1/2024		11.43%	SF+	6.00%		2/1/2029	11,360	11,150	11,246
			Common Equity		2/1/2024	1,000,000							1,000	1,000
													12,821	12,933
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(24)	7/21/2014	0.5%							2,051	1,205
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.2%							8,637	8,616
													10,688	9,821
Buca C, LLC		Casual Restaurant Group
			Secured Debt		6/28/2024		14.00%			14.00%	4/1/2025	39	39	39
			Secured Debt	(14) (17)	6/30/2015		14.00%			14.00%	8/31/2023	13,386	11,738	8,344
			Preferred Member Units		6/30/2015	4	6.00%			6.00%			3,040	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													14,817	8,383
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9) (30)	6/14/2021			SF+	5.00%		6/10/2026	—	(11)	—
			Secured Debt	(9)	6/14/2021		10.44%	SF+	5.00%		6/10/2028	12,847	12,713	12,847
													12,702	12,847
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	454,344							454	472
			Preferred Equity		12/13/2021	126,446							—	—
													454	472
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9)	12/17/2021		11.38%	SF+	6.00%		12/17/2026	100	96	96
			Secured Debt		12/17/2021		13.00%				12/17/2026	2,205	2,172	2,172
			Common Stock		12/17/2021	50,000							500	500
													2,768	2,768
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	80,000							80	160

Central Moloney, LLC	(10)	Manufacturer of Electricity Transformers and Related Equipment
			Secured Debt	(9)	2/9/2024		12.08%	SF+	6.75%		10/20/2028	13,337	13,092	13,203

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (28)	2/7/2022		12.58%	SF+	7.00%		2/7/2027	429	415	404
			Secured Debt	(9)	2/7/2022		12.55%	SF+	7.00%		2/7/2027	3,343	3,307	3,151
			Secured Debt	(9)	6/24/2022		12.55%	SF+	7.00%		2/7/2027	185	183	175
			Secured Debt	(9)	3/27/2023		12.55%	SF+	7.00%		2/7/2027	448	440	422
													4,345	4,152
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,694	2,350	16

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units	(8)	3/12/2020	39							—	617

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (28)	8/6/2021		13.47%	SF+	8.00%		8/6/2026	5,000	4,909	4,926
			Secured Debt	(9) (30)	3/29/2024			SF+	8.00%		8/6/2026	—	(56)	(56)
			Secured Debt	(9)	8/6/2021		13.47%	SF+	8.00%		8/6/2026	15,203	15,004	14,978
													19,857	19,848
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016	861,618							3,335	22,430

Coregistics Buyer LLC	(10) (21)	Contract Packaging Service Provider
			Secured Debt	(9)	6/29/2024			SF+	6.50%		6/28/2029		105	105
			Secured Debt	(9)	6/29/2024		11.83%	SF+	6.50%		6/28/2029		2,816	2,816
			Secured Debt	(9)	6/29/2024		12.01%	SF+	6.75%		6/28/2029		8,439	8,439
													11,360	11,360
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (30)	12/27/2023			SF+	7.00%		6/27/2027	—	(38)	(38)
			Secured Debt	(9) (30)	12/27/2023			SF+	7.00%		6/27/2027	—	(38)	(38)
			Secured Debt	(9)	12/27/2023		12.44%	SF+	7.00%		6/27/2027	7,406	7,218	7,334
													7,142	7,258
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (30)	6/27/2024			SF+	5.75%		6/27/2029	—	(31)	(31)
			Secured Debt	(9)	6/27/2024		11.09%	SF+	5.75%		6/27/2029	10,938	10,722	10,722
													10,691	10,691
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022								52	60

DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		12.00%				6/19/2029	140	137	140
			Secured Debt		11/19/2021		12.00%				6/19/2029	4,200	4,157	4,200
			Preferred Equity		11/19/2021	2,253							2,253	2,253
													6,547	6,593
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,316	855
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—
													2,092	855
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		11.44%	SF+	6.00%	11.44%	12/31/2026	2,183	2,025	2,025
			Secured Debt	(9)	12/20/2022		13.44%	SF+	8.00%	13.44%	12/31/2026	2,250	2,017	1,997
			Preferred Equity		12/20/2022	125,000							128	60
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,170	4,082
Dynata, LLC	(11)	Provider of Outsourced Online Surveying
			Secured Debt	(9)	6/17/2024		14.21%	SF+	8.75%		8/6/2024	300	295	303

Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (30)	10/3/2022			SF+	6.00%		10/3/2027	—	—	—
			Secured Debt		10/3/2022		12.00%				10/3/2027	1,197	1,173	1,173
			Secured Debt		10/3/2022		9.00%				10/3/2052	411	407	407
			Common Stock		10/3/2022	19							374	370
			Common Stock	(23)	10/3/2022	61							102	114
													2,056	2,064
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		11.75%	SF+	6.25%		12/29/2027	2,359	2,330	2,123

Engineering Research & Consulting, LLC	(10)	Provider of Engineering & Consulting Services to US Department of Defense
			Secured Debt	(9) (28)	5/23/2022		14.00%	P+	5.50%		5/23/2027	103	94	103
			Secured Debt	(9)	5/23/2022		11.94%	SF+	6.50%		5/23/2028	5,069	5,005	4,998
													5,099	5,101
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (30)	4/7/2023			SF+	8.00%		4/7/2029	—	(8)	(8)
			Secured Debt	(9)	4/7/2023		13.43%	SF+	8.00%		4/7/2029	6,890	6,724	6,890
			Common Equity		4/7/2023	170,998							174	200
													6,890	7,082

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		13.60%	SF+	8.00%		12/22/2026	308	306	308
			Secured Debt	(9)	12/22/2021		13.60%	SF+	8.00%	8.00%	12/22/2026	3,831	3,813	3,809
													4,119	4,117
FCC Intermediate Holdco, LLC (SupplyCore)		Supply Chain Management Services
			Secured Debt		5/28/2024		13.00%				5/29/2029	8,200	7,014	7,014
			Warrants	(27)	5/28/2024	3						980	980	980
													7,994	7,994
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (28)	11/10/2023		11.93%	SF+	6.50%		11/10/2028	840	772	837
			Secured Debt	(9)	11/10/2023		11.93%	SF+	6.50%		11/10/2028	9,616	9,364	9,577
			Common Equity		11/10/2023								210	240
													10,346	10,654
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		11.48%	SF+	6.00%		1/15/2026	522	522	522
			Secured Debt		12/2/2016		12.50%				1/15/2026	9,744	9,709	9,744
			Preferred Member Units	(8)	12/2/2016	56							713	4,510
			Preferred Member Units	(23)	12/2/2016	56							38	240
													10,982	15,016
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	3/7/2024		9.10%	SF+	3.50%	2.50%	6/21/2026	1,344	1,272	1,272
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	914	401	359
			Common Equity		3/7/2024	35,971							—	—
													1,673	1,631
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (30)	8/1/2022			SF+	6.50%		8/1/2027	—	(12)	(12)
			Secured Debt	(9)	8/1/2022		11.84%	SF+	6.50%		8/1/2027	1,985	1,957	1,985
			Secured Debt	(9) (30)	6/3/2024			SF+	6.50%		8/1/2027	—	(19)	(19)
			Secured Debt	(9)	8/1/2022		11.84%	SF+	6.50%		8/1/2027	4,900	4,839	4,900
			Secured Debt	(9)	6/3/2024		11.83%	SF+	6.50%		8/1/2027	2,400	2,377	2,400
													9,142	9,254
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		15.81%	SF+	8.25%	2.00%	6/30/2026	8,040	7,919	7,995

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (30)	7/30/2021			SF+	5.75%		7/30/2026	—	(10)	—
			Secured Debt	(9)	7/30/2021		11.19%	SF+	5.75%		7/30/2028	6,154	6,096	6,154
			Secured Debt	(9)	7/30/2021		11.19%	SF+	5.75%		7/30/2028	1,932	1,914	1,932
													8,000	8,086
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Secured Debt	(9) (28)	6/8/2023		12.28%	SF+	7.00%		6/30/2028	395	395	395
			Secured Debt	(9)	6/8/2023		12.25%	SF+	7.00%		6/30/2028	10,332	10,051	10,332
			Common Equity		6/8/2023	422							580	570
													11,026	11,297
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		14.24%	SF+	7.75%	1.00%	7/31/2025	17,042	17,042	16,315

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		13.00%				3/31/2028	3,875	3,818	3,818
			Preferred Equity	(8)	3/31/2023	21,840							1,092	1,092
													4,910	4,910
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (30)	7/19/2023			SF+	6.25%		7/19/2028		(36)	(36)
			Secured Debt	(9) (30)	7/19/2023			SF+	6.25%		7/19/2029		(30)	(30)
			Secured Debt	(9)	7/19/2023		11.58%	SF+	6.25%		7/19/2029	8,331	8,121	8,010
			Common Equity		7/19/2023	47,847							239	130
													8,294	8,074
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (28)	4/3/2023		13.44%	SF+	8.00%		4/3/2028	676	661	619
			Secured Debt	(9)	4/3/2023		13.43%	SF+	8.00%		4/3/2028	6,225	6,100	5,694
			Secured Debt	(9)	6/14/2023		13.43%	SF+	8.00%		4/3/2028	1,253	1,229	1,147
			Common Equity		4/3/2023	101,719							322	70
													8,312	7,530
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (28)	12/9/2021		15.44%	SF+	10.00%	15.43%	8/7/2023	1,922	1,922	1,767
			Secured Debt	(9) (14) (17)	8/7/2019		12.44%	SF+	7.00%	12.44%	8/7/2023	7,334	7,254	100
			Common Stock		12/7/2021	2,143							—	—
													9,176	1,867
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (30) (28)	8/28/2019			SF+	6.50%		8/28/2025	—	(2)	(2)
			Secured Debt	(9)	8/28/2019		11.98%	SF+	6.50%		8/28/2025	16,812	16,770	16,517
													16,768	16,515
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		11.35%	SF+	5.75%		3/25/2027	6,469	6,368	5,434

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.50%				1/31/2028	1,128	1,111	1,111
			Secured Debt		9/1/2021		13.50%				1/31/2028	735	723	723
			Secured Debt		11/15/2021		13.50%				1/31/2028	2,236	2,236	2,236
			Secured Debt		11/15/2021		13.50%				1/31/2028	4,406	4,334	4,334
			Secured Debt		1/31/2023		13.50%				1/31/2028	2,541	2,443	2,443
			Preferred Equity		6/26/2024	177,800						178	178	178
			Common Stock		8/3/2021	50,753							689	670
													11,714	11,695
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	4/13/2023		11.93%	SF+	6.50%	9.43%	4/14/2028	2,829	2,616	2,489
			Common Equity		4/13/2023	186,322							—	—
													2,616	2,489
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9) (30)	5/20/2024			SF+	6.50%		5/17/2029	—	(9)	(9)
			Secured Debt	(9)	5/20/2024		11.10%	SF+	5.50%		5/17/2029	1,735	1,703	1,703
			Secured Debt	(9)	5/20/2024		12.10%	SF+	6.50%		5/17/2029	1,735	1,703	1,703
			Secured Debt	(9)	5/20/2024		13.10%	SF+	7.50%		5/17/2029	1,735	1,703	1,703
													5,100	5,100
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		16.46%	SF+	9.00%	2.00%	6/21/2027	298	293	293
			Secured Debt	(9)	6/21/2023		16.46%	SF+	9.00%	2.00%	6/21/2027	180	176	176
			Secured Debt	(9)	6/21/2023		15.46%	SF+	8.00%	2.00%	6/21/2027	1,102	894	894
			Secured Debt	(9)	6/21/2023		17.46%	SF+	10.00%	2.00%	6/21/2027	1,102	894	894
			Warrants	(27)	6/21/2023	48,327					6/21/2033		523	660
													2,780	2,917
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		12.47%	SF+	7.00%		11/4/2024	1,650	1,640	1,647
			Secured Debt	(9)	2/27/2024		15.46%	SF+	10.00%		11/4/2024	851	831	849
			Secured Debt	(9)	11/8/2021		12.48%	SF+	7.00%		11/4/2024	3,843	3,843	3,835
			Preferred Equity		11/8/2021	5,653,333							216	1,740

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													6,530	8,071
JDC Power Services, LLC	(10)	Provider of Electrical Equipment and Maintenance Services for Datacenters
			Secured Debt	(9) (30)	6/28/2024			SF+	6.75%		6/28/2029	—	(52)	(52)
			Secured Debt	(9)	6/28/2024		12.08%	SF+	6.75%		6/28/2029	17,895	17,455	17,455
													17,403	17,403
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9) (14)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	942	942	—
			Secured Debt	(9) (14)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	906	906	—
			Secured Debt	(9)	3/30/2024		14.35%	SF+	8.75%	6.00%	3/29/2029	1,640	1,640	1,640
			Secured Debt	(9)	3/30/2024		14.35%	SF+	8.75%	14.35%	3/29/2029	997	997	997
			Common Stock		8/21/2019	392,514							3,678	—
			Common Stock		3/29/2024	4,535,784							166	166
													8,329	2,803
Johnson Downie Opco, LLC		Executive Search Services
			Secured Debt	(30)	12/10/2021						12/10/2026	—	(4)	—
			Secured Debt		12/10/2021		15.00%				12/10/2026	2,390	2,357	2,390
			Preferred Equity	(8)	12/10/2021	368							404	1,450
													2,757	3,840
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	2,778	2,748	2,748
			Preferred Equity	(8)	3/28/2022	11,934							1,193	1,193
													3,941	3,941
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (28)	12/22/2021		11.83%	SF+	6.25%		12/22/2026	702	695	671
			Secured Debt	(9)	12/22/2021		11.83%	SF+	6.25%		12/22/2026	2,961	2,930	2,832
			Secured Debt	(9)	2/1/2024		11.83%	SF+	6.25%		12/22/2026	277	270	265
			Common Equity		12/22/2021	140,351							140	90
													4,035	3,858
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9)	10/4/2021		12.73%	SF+	7.25%		10/4/2026	1,286	1,238	1,210
			Secured Debt	(9)	10/4/2021		12.73%	SF+	7.25%		10/4/2026	9,262	9,175	8,718
													10,413	9,928
Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		5/9/2019		10.46%	SF+	5.00%		5/9/2026	5,735	5,712	5,563

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	5/2/2019		12.68%	SF+	7.25%		12/31/2025	7,894	7,804	7,894
			Secured Debt	(9)	5/2/2019		12.68%	SF+	7.25%		12/31/2025	5,207	5,147	5,207
			Secured Debt	(9)	2/26/2021		12.68%	SF+	7.25%		12/31/2025	865	855	865
			Secured Debt	(9)	5/12/2022		12.67%	SF+	7.25%		12/31/2025	8,758	8,655	8,758
													22,461	22,724
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		14.98%	SF+	9.00%	0.50%	8/16/2026	4,897	4,850	4,333

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	1/8/2018		13.25%	P+	4.75%		12/22/2024	11,552	11,419	8,971

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9) (30)	3/15/2021			SF+	6.75%		3/15/2026	—	(28)	—
			Secured Debt	(9)	3/15/2021		12.99%	SF+	7.50%		3/15/2026	16,363	16,245	16,363
			Secured Debt	(9)	3/28/2024		12.99%	SF+	7.50%		3/15/2026	5,000	4,874	5,000
													21,091	21,363
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(30)	10/19/2022						10/19/2024	—	—	—
			Secured Debt		10/19/2022		10.75%				10/19/2027	1,663	1,630	1,630
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			434	452
			Common Stock	(8)	10/19/2022	112,865							113	230
													2,177	2,312
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (30)	4/4/2022			SF+	6.25%		4/3/2028	—	(5)	(5)
			Secured Debt	(9)	4/4/2022		11.42%	SF+	6.00%		4/3/2028	2,584	2,550	2,584
													2,545	2,579
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		12.56%	SF+	7.00%		12/31/2026	18,152	17,911	17,862

Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (28)	11/30/2023		11.58%	SF+	6.25%		11/30/2028	885	860	885
			Secured Debt	(9) (26)	11/30/2023		11.59%	SF+	6.25%		11/30/2028	675	658	675

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	11/30/2023		10.60%	SF+	5.25%		11/30/2028	3,217	3,149	3,217
			Secured Debt	(9)	11/30/2023		12.60%	SF+	7.25%		11/30/2028	3,217	3,146	3,217
			Common Equity		11/30/2023	300,000							300	300
													8,113	8,294
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	1,143	1,130	1,123
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	2,972	2,937	3,155
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	5,057	5,000	5,057
			Unsecured Debt		11/14/2023		8.00%			8.00%	3/31/2025	46	46	46
			Common Stock		8/30/2022	12,798,820							256	197
													9,369	9,578
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (30)	12/18/2019			SF+	7.00%		12/18/2026	—	(4)	(4)
			Secured Debt	(9)	12/18/2019		12.45%	SF+	7.00%		12/18/2026	14,683	14,528	14,673
													14,524	14,669
Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (30)	6/21/2024			SF+	7.50%		12/21/2028	—	(15)	(15)
			Secured Debt		6/21/2024		12.95%	SF+	7.50%		6/21/2029	11,979	11,626	11,626
													11,611	11,611
OnPoint	(10)	Environmental & Facilities Services
			Secured Debt	(9)	4/1/2024		12.33%	SF+	7.00%		11/16/2027	2,910	2,884	2,884

Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	806						1,805	1,805	1,805

Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (30)	6/7/2023			SF+	6.50%		6/7/2028	—	(31)	(31)
			Secured Debt	(9)	6/7/2023		11.84%	SF+	6.50%		6/7/2028	2,653	2,586	2,653
			Secured Debt	(9)	6/7/2023		11.82%	SF+	6.50%		6/7/2028	7,899	7,713	7,899
			Common Equity		6/7/2023	532							532	920
													10,800	11,441
PrimeFlight Aviation Services	(10)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		10.83%	SF+	5.50%		5/1/2029	5,940	5,763	5,913
			Secured Debt	(9)	9/7/2023		10.83%	SF+	5.50%		5/1/2029	567	549	565
			Secured Debt	(9)	1/30/2024		10.83%	SF+	5.50%		5/1/2029	571	558	569
			Secured Debt	(9)	6/28/2024		10.58%	SF+	5.25%		5/1/2029	648	638	638
													7,508	7,685

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved In the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (28)	8/19/2022		12.24%	SF+	6.75%		8/19/2027	323	315	322
			Secured Debt	(9)	8/19/2022		12.34%	SF+	6.75%		8/19/2027	1,422	1,403	1,418
													1,718	1,740
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Secured Debt	(9) (30)	10/2/2023			SF+	8.00%		10/2/2028	—	(17)	(17)
			Secured Debt	(9)	10/2/2023		13.57%	SF+	8.00%		10/2/2028	3,906	3,823	3,906
			Preferred Equity		10/2/2023	13,021							1,289	1,289
			Common Equity		4/1/2024	13,021						13	13	110
													5,108	5,288
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9) (28)	4/8/2021		12.19%	SF+	6.75%		4/8/2026	1,235	1,229	1,181
			Secured Debt	(9)	4/8/2021		12.19%	SF+	6.75%		4/8/2026	12,917	12,848	12,353
													14,077	13,534
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (28)	8/24/2023		11.82%	SF+	6.50%		8/24/2028	1,333	1,287	1,333
			Secured Debt	(9)	8/24/2023		11.82%	SF+	6.50%		8/24/2028	10,420	10,160	10,420
													11,447	11,753
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (30)	8/27/2021			SF+	6.50%		8/27/2026	—	(8)	—
			Secured Debt	(9)	8/27/2021		12.56%	SF+	7.00%	0.50%	8/27/2026	4,219	4,146	4,211
			Secured Debt	(9)	8/27/2021		14.56%	SF+	9.00%	0.50%	8/27/2026	4,219	4,146	4,158
													8,284	8,369
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		13.52%	SF+	6.00%	2.00%	11/16/2025	6,476	6,460	6,476
			Secured Debt	(9)	7/16/2021		13.52%	SF+	6.00%	2.00%	11/16/2025	8,652	8,629	8,652
													15,089	15,128
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				12/22/2027	4,520	4,388	4,520
			Common Stock	(8)	9/13/2018	17,500							—	490
													4,388	5,010
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (30)	12/10/2021			SF+	6.00%		12/13/2026	—	(4)	(4)
			Secured Debt	(9)	12/10/2021		11.44%	SF+	6.00%		12/13/2026	2,839	2,811	2,839

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Equity		12/10/2021	61							61	59
													2,868	2,894
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9)	7/1/2022		12.98%	SF+	7.50%		7/1/2027	480	468	480
			Secured Debt	(9)	7/1/2022		12.98%	SF+	7.50%		7/1/2027	4,900	4,842	4,900
			Common Stock		7/1/2022	200,000							200	190
													5,510	5,570
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(23)	7/7/2021	1,000,000							1,000	2,680

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(30)	8/9/2021						8/9/2026	—	(2)	(2)
			Secured Debt		8/9/2021		10.00%				8/9/2026	1,580	1,565	1,549
			Preferred Stock		9/1/2023	59,027							59	59
			Preferred Stock	(8)	8/9/2021	320,000							1,600	1,600
													3,222	3,206
Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9) (30)	3/11/2024			SF+	6.50%		3/11/2029	—	(45)	(45)
			Secured Debt	(9)	3/11/2024		11.83%	SF+	6.50%		3/11/2029	13,114	12,685	12,853
			Preferred Equity		3/11/2024	468,750							469	469
													13,109	13,277
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		12.50%	SF+	7.15%	6.00%	5/2/2027	6,782	2,485	2,765
			Secured Debt	(14)	6/1/2023						5/2/2027	692	15	—
													2,500	2,765
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/28/2029	2,200	2,138	2,138
			Preferred Equity	(8)	2/16/2024	1,000	9.00%			9.00%			1,034	1,034
													3,172	3,172
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		12.81%	SF+	7.50%		4/5/2029		2,931	3,000

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	2,320

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(9) (32)	12/22/2023		12.59%				12/22/2028	1,591	1,551	1,580
			Secured Debt	(9)	12/22/2023		12.46%	SF+	7.00%		12/22/2028	12,438	12,162	12,353
													13,713	13,933
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	769,231							769	1,910

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (30)	7/19/2021			SF+	7.00%		7/19/2026	—	(4)	(4)
			Secured Debt	(9)	7/19/2021		12.45%	SF+	7.00%		7/19/2026	4,268	4,227	4,268
			Common Stock		7/19/2021	500,000							500	1,090
													4,723	5,354
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(9) (28)	12/17/2021		11.73%	SF+	6.25%		12/17/2026	303	300	303
			Secured Debt	(9)	12/17/2021		11.73%	SF+	6.25%		12/17/2026	52	47	52
			Secured Debt	(9)	12/17/2021		11.73%	SF+	6.25%		12/17/2026	2,155	2,138	2,155
			Secured Debt	(9)	12/17/2021		11.73%	SF+	6.25%		12/17/2026	1,945	1,929	1,945
													4,414	4,455
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (26)	3/1/2022		10.33%	SF+	5.00%		3/1/2028	662	651	662
			Secured Debt	(9)	3/1/2022		10.33%	SF+	5.00%		3/1/2028	2,933	2,893	2,932
			Secured Debt	(9)	11/3/2023		10.33%	SF+	5.00%		3/1/2028	1,459	1,432	1,459
			Common Stock	(8)	3/1/2022	200,000							200	590
													5,176	5,643
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (28)	11/19/2021		13.56%	SF+	8.00%		11/19/2026	833	772	819
			Secured Debt	(9)	11/19/2021		13.56%	SF+	8.00%		11/19/2026	2,343	2,301	2,302
			Secured Debt	(9)	1/16/2024		12.56%	SF+	7.00%		11/19/2026	9,050	8,874	8,891
			Secured Debt	(9)	1/16/2024		14.56%	SF+	9.00%		11/19/2026	9,050	8,874	8,891
													20,821	20,903
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	1,627	1,605	1,605
			Preferred Equity	(8)	12/12/2022	530							530	530
													2,135	2,135
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		11.44%	SF+	6.00%		12/20/2028	1,182	1,160	1,182

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	12/17/2021		11.43%	SF+	6.00%		12/20/2028	2,340	2,313	2,340
													3,473	3,522
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		12.92%	SF+	7.50%		8/9/2026	5,200	5,124	4,820

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (26)	2/11/2022		12.69%	SF+	7.25%	1.50%	12/31/2024	2,360	2,360	2,262
			Secured Debt	(9) (26)	2/11/2022		12.69%	SF+	7.25%	1.50%	12/31/2024	592	592	568
													2,952	2,830
ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9) (30)	6/14/2024			SF+	6.00%		6/14/2029	—	(31)	(31)
			Secured Debt	(9) (30)	6/14/2024			SF+	6.00%		6/14/2029	—	(27)	(27)
			Secured Debt	(9)	6/14/2024		11.26%	SF+	6.00%		6/14/2029	998	978	978
			Secured Debt	(9)	6/14/2024		11.33%	SF+	6.00%		6/14/2029	7,153	7,013	7,013
													7,933	7,933
Subtotal Non-Control/Non-Affiliate Investments (126.6% of net assets at fair value)													$804,126	$788,707
Total Portfolio Investments, June 30, 2024 (184.3% of net assets at fair value)													$1,088,638	$1,148,308

First American Treasury Obligations Fund Class Z (16)													$15,016	$15,016
Total money market funds													$15,016	$15,016
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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)
(7)Non-Control/Non-Affiliate investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)Income producing through dividends or distributions.
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 96% of the loans (based on the par amount) contain Term SOFR (“SOFR”) floors which range between 0.75% and 5.25%, with a weighted-average floor of 1.24%.
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
(16)Effective yield as of June 30, 2024 was approximately 5.17% on the First American Treasury Obligations Fund Class Z.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of June 30, 2024.
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
(25)A majority of the variable rate loans in the Company’s Investment Portfolio (defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of June 30, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.43%.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2024.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2024.
(29)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(30)The position is unfunded and no interest income is being earned as of June 30, 2024. The position may earn a nominal unused facility fee on committed amounts.
(31)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2024
(dollars in thousands)
(Unaudited)
(32)RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. As of June 30, 2024, the facility had contracts running under the terms SF+7.00% (Floor 1.00%) and P+6.00% (Floor 2.00%). The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2024.
(33)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of 11.75% per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.

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
2.Basis of Presentation
MSC Income Fund’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income Fund’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. The “Investment Portfolio,” as used herein, refers to all of MSC Income Fund’s investments in Private Loan portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio investments (see Note C — Fair Value Hierarchy for Investments — Portfolio Composition — Investment Portfolio Composition for additional discussion of MSC Income Fund’s Investment Portfolio and definitions for the defined terms Private Loan and Other Portfolio). MSC Income Fund’s results of operations for the three and six months ended June 30, 2024 and 2023, cash flows for the six months ended June 30, 2024 and 2023, and financial position as of June 30, 2024 and December 31, 2023, are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The accompanying unaudited consolidated financial statements of MSC Income Fund are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
Portfolio Investment Classification
MSC Income Fund classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in which MSC Income Fund owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which MSC Income Fund owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation and (c) “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. For purposes of determining the classification of its Investment Portfolio, MSC Income Fund has excluded consideration of any voting securities or board appointment rights held by Main Street or third-party investment funds advised by the Adviser.
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
MSC Income Fund’s portfolio strategy calls for it to invest primarily in debt securities issued by Middle Market companies and illiquid debt and equity securities issued by privately held, LMM companies. The Middle Market companies in which MSC Income Fund invests are generally larger in size than the LMM companies and their debt securities can be more liquid than the debt securities issued by LMM companies. MSC Income Fund categorizes some of

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
its investments in Middle Market companies and LMM companies as Private Loan portfolio investments, which are primarily debt securities in privately held companies that have primarily been originated directly by its Adviser or, to a lesser extent, through its Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, MSC Income Fund’s Private Loan investments are typically made to a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are made in companies that are generally consistent with the size of companies MSC Income Fund invests in through its Middle Market portfolio and LMM portfolio. MSC Income Fund’s portfolio also includes Other Portfolio investments which primarily consist of investments that are not consistent with the typical profiles of its Private Loan, LMM or Middle Market portfolio investments, including investments which may be managed by third parties. MSC Income Fund’s portfolio investments may be subject to restrictions on resale.
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
For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income Fund generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the yield-to-maturity model (“Yield-to-Maturity”) valuation method. For LMM portfolio investments, MSC Income Fund generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a Yield-to-Maturity valuation method for its LMM debt investments. For Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent prices are available, MSC Income Fund primarily uses quoted prices in the valuation process. MSC Income Fund determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For its Other Portfolio equity investments, MSC Income Fund generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for MSC Income Fund’s portfolio investments estimate the value of the investment as if MSC Income Fund were to sell, or exit, the investment as of the measurement date.
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income Fund performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income Fund, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding MSC Income Fund’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income Fund’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
are not limited to, situations where the fair value of MSC Income Fund’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 18 and 13 Private Loan portfolio companies during the three months ended June 30, 2024 and 2023, respectively, representing 22% and 15% of the total Private Loan portfolio at fair value as of June 30, 2024 and 2023, respectively. A total of 57 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2024, representing 76% of the total Private Loan portfolio at fair value as of June 30, 2024. Excluding its investments in Private Loan portfolio companies that, as of June 30, 2024, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, 91% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2024.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income Fund, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income Fund’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each LMM portfolio company at least once every calendar year, and for MSC Income Fund’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income Fund’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 14 and 12 LMM portfolio companies during the three months ended June 30, 2024 and 2023, respectively, representing 27% and 19% of the total LMM portfolio at fair value as of June 30, 2024 and 2023, respectively. A total of 48 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2024, representing 93% of the total LMM portfolio at fair value as of June 30, 2024. Excluding its investments in LMM portfolio companies that, as of June 30, 2024, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2024.
For valuation purposes, all of MSC Income Fund’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, MSC Income Fund uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income Fund generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. MSC Income Fund generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (94% and 97% as of June 30, 2024 and December 31, 2023, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) MSC Income Fund has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
For valuation purposes, all of MSC Income Fund’s Other Portfolio investments are non-control investments. MSC Income Fund’s Other Portfolio investments comprised 2.3% of MSC Income Fund’s Investment Portfolio at fair value as of both June 30, 2024 and December 31, 2023. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income Fund generally determines the fair value of these investments using the NAV valuation method.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income Fund’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. MSC Income Fund believes its Investment Portfolio as of June 30, 2024 and December 31, 2023 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. At June 30, 2024 and December 31, 2023, the Company had $15.0 million and $20.8 million, respectively of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
At June 30, 2024 and December 31, 2023, cash balances totaling $13.1 million and $9.0 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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
As of June 30, 2024, investments on non-accrual status comprised 1.8% of MSC Income Fund’s total Investment Portfolio at fair value and 5.3% at cost. As of December 31, 2023, investments on non-accrual status comprised 1.1% of MSC Income Fund’s total Investment Portfolio at fair value and 4.0% at cost.
MSC Income Fund holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the PIK interest and cumulative dividends in cash. MSC Income Fund stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three and six months ended June 30, 2024 and 2023, 5.0% and 4.7%, and 3.4% and 3.6%, respectively, of MSC Income Fund’s total investment income was attributable to PIK interest income not paid currently in cash. For each of the three and six months ended June 30, 2024 and 2023, 0.1% of MSC Income Fund’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A presentation of total investment income MSC Income Fund received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$28,859	$28,459	$57,918	$57,391
Dividend income	4,007	3,904	6,479	5,463
Fee income	1,080	865	3,498	1,420
Total interest, fee and dividend income	$33,946	$33,228	$67,895	$64,274
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
To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the interest income. For the three months ended June 30, 2024 and 2023, 2.8% and 2.6%, respectively, of MSC Income Fund’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization. For the six months ended June 30, 2024 and 2023, 2.7% and 2.6%, respectively, of MSC Income Fund’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.

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
MSC Income Fund’s debt instruments, including all revolving and unsecured debt, are accounted for on a historical cost basis as applicable under U.S. GAAP. As also required under U.S. GAAP, MSC Income Fund discloses the estimated fair value of its debt obligations in Note D — Debt. To estimate the fair value of MSC Income Fund’s Series A Notes as disclosed in Note D — Debt, MSC Income Fund uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security. The inputs used to value MSC Income Fund’s debt instruments for purposes of the fair value estimate disclosures in Note D — Debt are considered to be Level 2 according to the ASC 820 fair value hierarchy.
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
As of June 30, 2024 and December 31, 2023, MSC Income Fund’s Private Loan portfolio investments primarily consisted of investments in secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, all of MSC Income Fund’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income Fund’s LMM portfolio investments were categorized as Level 3 as of June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, MSC Income Fund’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, MSC Income Fund’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
of unobservable inputs. As a result, all of MSC Income Fund’s Other Portfolio investments were categorized as Level 3 as of June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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
The following tables provide a summary of the significant unobservable inputs used to fair value MSC Income Fund’s Level 3 portfolio investments as of June 30, 2024 and December 31, 2023:

Type of Investment	Fair Value as of June 30, 2024 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted Average(3)	Median(3)
Equity investments	$262,251	Discounted cash flow	WACC	10.7% - 22.9%	14.2%	15.1%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.5x - 9.4x (2)	7.3x	6.5x
Debt investments	$843,221	Discounted cash flow	Risk adjusted discount factor (4)	9.8% - 17.3% (2)	13.5%	12.6%
			Expected principal recovery percentage	0.6% - 100.0%	99.3%	100.0%
Debt investments	$42,836	Market approach	Third-party quote	40.8 - 101.0	86.4	91.5
Total Level 3 investments	$1,148,308
_____________________
(1)EBITDA may include proforma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 8.0% - 31.7%.
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
The following tables provide a summary of changes in fair value of MSC Income Fund’s Level 3 portfolio investments for the six months ended June 30, 2024 and 2023 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2023	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of June 30, 2024
Debt	$838,125	$—	$(132,534)	$179,870	$2,652	$(1,890)	$(166)	$886,057
Equity	254,029	—	(6,832)	8,835	(1,969)	6,292	166	260,521
Equity Warrant	741	—	—	980	—	9	—	1,730
	$1,092,895	$—	$(139,366)	$189,685	$683	$4,411	$—	$1,148,308
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

At June 30, 2024 and December 31, 2023, MSC Income Fund's investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
At June 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$665,860	$—	$—	$665,860
LMM portfolio investments	406,252	—	—	406,252
Middle Market portfolio investments	49,898	—	—	49,898
Other Portfolio investments	26,298	—	—	26,298
Total investments	$1,148,308	$—	$—	$1,148,308

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
MSC Income Fund’s private loan (“Private Loan”) investment strategy is focused on investments in privately held companies that are generally consistent with the size of its LMM portfolio companies or Middle Market portfolio companies, and its Private Loan investments generally range in size from $1 million to $30 million. MSC Income Fund’s Private Loan investments primarily consist of debt securities that have primarily been originated directly by the Adviser or, to a lesser extent, through the Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made to a company owned by or in the process of being acquired by a private equity sponsor. MSC Income Fund’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. MSC Income Fund may have the option to co-invest with Main Street and the private equity sponsor in the equity securities of its Private Loan portfolio companies.
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
MSC Income Fund’s other portfolio (“Other Portfolio”) investments primarily consist of investments that are not consistent with the typical profiles of its Private Loan, LMM or Middle Market portfolio investments, including investments which may be managed by third parties. In the Other Portfolio, MSC Income Fund may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
private funds. For Other Portfolio investments, MSC Income Fund generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be liquidated over a five to ten-year period.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2024 and 2023, MSC Income Fund did not record investment income from any single portfolio company in excess of 10% of total investment income.
The following tables provide a summary of MSC Income Fund’s investments in the Private Loan, LMM and Middle Market portfolios as of June 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments, which are discussed further below).

	As of June 30, 2024
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	84	54	13
Fair value	$665.9	$406.3	$49.9
Cost	$659.0	$335.1	$74.5
Debt investments as a % of portfolio (at cost)	94.9%	70.4%	89.1%
Equity investments as a % of portfolio (at cost)	5.1%	29.6%	10.9%
% of debt investments at cost secured by first priority lien	99.9%	99.9%	99.9%
Weighted-average annual effective yield (b)	13.1%	13.3%	14.5%
Average EBITDA (c)	$33.7	$9.9	$56.5
___________________
(a)At June 30, 2024, MSC Income Fund had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on MSC Income Fund’s debt portfolio as of June 30, 2024 including debt investments on non-accrual status was 12.7% for its Private Loan portfolio, 12.2% for its LMM portfolio and 9.8% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including three Private Loan portfolio companies, two LMM portfolio companies and two Middle Market portfolio companies, as EBITDA is not a meaningful valuation metric for MSC Income Fund’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
For the three months ended June 30, 2024 and 2023, MSC Income Fund achieved an annualized total return on investments of 15.1% and 15.2%, respectively. For the six months ended June 30, 2024 and 2023, MSC Income Fund achieved an annualized total return on investments of 13.4% and 13.3%, respectively. For the year ended December 31, 2023, MSC Income Fund achieved a total return on investments of 13.6%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. MSC Income Fund’s total return on investments is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
As of June 30, 2024, MSC Income Fund had Other Portfolio investments in four entities, collectively totaling $26.2 million in fair value and $20.0 million in cost basis and which comprised 2.3% and 1.8% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, MSC Income Fund had Other Portfolio investments in four entities, collectively totaling $24.6 million in fair value and $21.5 million in cost basis and which comprised 2.3% and 2.1% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of June 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments, which are discussed above).

Cost:	June 30, 2024	December 31, 2023
First lien debt	86.7%	86.5%
Equity	12.9	13.3
Second lien debt	—	—
Equity warrants	0.3	0.2
Other	0.1	—
	100.0%	100.0%

Fair Value:	June 30, 2024	December 31, 2023
First lien debt	78.8%	78.4%
Equity	20.9	21.5
Second lien debt	—	—
Equity warrants	0.2	0.1
Other	0.1	—
	100.0%	100.0%
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of June 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2024	December 31, 2023
Northeast	22.8%	21.9%
Midwest	19.7	17.6
Southeast	19.7	17.8
Southwest	18.4	23.8
West	17.6	17.0
Canada	0.8	0.8
Other Non-United States	1.0	1.1
	100.0%	100.0%

Fair Value:	June 30, 2024	December 31, 2023
Northeast	22.5%	21.6%
Southwest	21.8	26.8
Midwest	20.3	18.3
West	16.9	16.4
Southeast	16.8	15.0
Canada	0.7	0.8
Other Non-United States	1.0	1.1
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income Fund’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value as of June 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments).

Cost:	June 30, 2024	December 31, 2023
Commercial Services & Supplies	7.6%	8.5%
Internet Software & Services	7.0	8.8
Electrical Equipment	6.3	2.2
Professional Services	6.1	5.7
Diversified Consumer Services	5.7	5.4
Machinery	5.4	5.8
Health Care Providers & Services	4.7	6.5
Containers & Packaging	4.6	4.3
IT Services	4.5	5.2
Distributors	4.4	4.4
Leisure Equipment & Products	3.5	3.7
Textiles, Apparel & Luxury Goods	2.9	3.1
Specialty Retail	2.8	2.9
Communications Equipment	2.6	2.7
Computers & Peripherals	2.6	2.9
Aerospace & Defense	2.5	2.6
Building Products	2.4	2.1
Construction & Engineering	2.4	2.5
Diversified Financial Services	2.4	2.1
Hotels, Restaurants & Leisure	2.0	2.1
Household Products	1.9	2.0
Auto Components	1.8	0.8
Energy Equipment & Services	1.7	0.5
Internet & Catalog Retail	1.7	1.6
Food & Staples Retailing	1.6	1.5
Software	1.5	1.4
Media	1.3	2.5
Health Care Equipment & Supplies	1.1	1.3
Other (1)	5.0	4.9
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	June 30, 2024	December 31, 2023
Machinery	6.7%	7.2%
Diversified Consumer Services	6.6	6.5
Commercial Services & Supplies	6.5	7.3
Electrical Equipment	6.1	2.3
Internet Software & Services	6.0	7.3
Professional Services	6.0	5.5
Containers & Packaging	4.9	4.6
Distributors	4.7	4.6
Computers & Peripherals	4.5	4.6
IT Services	4.4	5.0
Health Care Providers & Services	4.2	6.0
Construction & Engineering	3.1	3.1
Leisure Equipment & Products	2.9	3.3
Specialty Retail	2.8	2.9
Textiles, Apparel & Luxury Goods	2.7	2.9
Aerospace & Defense	2.4	2.5
Building Products	2.3	1.9
Diversified Financial Services	2.3	2.0
Construction Materials	2.0	2.2
Household Products	1.8	1.9
Software	1.8	1.7
Auto Components	1.7	0.8
Hotels, Restaurants & Leisure	1.6	1.6
Air Freight & Logistics	1.5	1.6
Internet & Catalog Retail	1.5	1.5
Energy Equipment & Services	1.4	0.3
Food & Staples Retailing	1.4	1.2
Media	1.4	2.6
Communications Equipment	1.1	1.1
Other (1)	3.7	4.0
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
At June 30, 2024 and December 31, 2023, MSC Income Fund had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
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
As of June 30, 2024 and December 31, 2023, MSC Income Fund had no single investment that qualified as a significant subsidiary under either the investment or income tests.
NOTE D — DEBT
Summary of MSC Income Fund’s debt as of June 30, 2024 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
SPV Facility	$250,688	$—	$250,688	$250,688
Corporate Facility	151,000	—	151,000	151,000
Series A Notes	150,000	(696)	149,304	137,388
Total Debt	$551,688	$(696)	$550,992	$539,076
_________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the Series A Notes are reflected as a contra-liability to the Series A Notes on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt is shown as if MSC Income Fund had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of MSC Income Fund’s debt in Note B.9. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Summary of MSC Income Fund’s debt as of December 31, 2023 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
SPV Facility	$203,688	$—	$203,688	$203,688
Corporate Facility	132,000	—	132,000	132,000
Series A Notes	150,000	(845)	149,155	141,531
Total Debt	$485,688	$(845)	$484,843	$477,219
___________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the Series A Notes are reflected as a contra-liability to the Series A Notes on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt is shown as if MSC Income Fund had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of MSC Income Fund’s debt in Note B.9. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
Summarized interest expense for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
SPV Facility	$5,950	$5,376	$11,996	$10,194
Corporate Facility	2,006	1,896	3,920	3,823
Series A Notes	1,590	1,590	3,179	3,179
Total Interest Expense	$9,546	$8,862	$19,095	$17,196
Corporate Facility
MSC Income Fund is a party to a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “Corporate Facility”) with EverBank (formerly known as TIAA Bank), as administrative agent, and with EverBank and other financial institutions as lenders. As of June 30, 2024, the Corporate Facility included (i) total commitments of $165.0 million, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $200.0 million of total commitments and (iii) a revolving period and maturity date to September 1, 2025 and March 1, 2026, respectively, with two one-year extension options subject to lender approval.
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
As of June 30, 2024, the interest rate on the Corporate Facility was 7.83%. The average interest rate for borrowings under the Corporate Facility was 7.82% and 7.47% per annum for the three months ended June 30, 2024 and 2023, respectively, and 7.83% and 7.20% per annum for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, MSC Income Fund was in compliance with all financial covenants of the Corporate Facility.
SPV Facility
MSC Income Fund, through MSIF Funding, LLC (“MSIF Funding”), a wholly-owned Structured Subsidiary that primarily holds debt investments, is party to a senior secured revolving credit facility dated February 3, 2021 (as amended, the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) with JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator, JPM and other financial institutions as lenders and MSIF as portfolio manager. In August 2023, the SPV facility was amended to extend the revolving period expiration date from February 3, 2024 to February 3, 2027 and the maturity date from February 3, 2025 to February 3, 2028. Additionally, total commitments were reduced from $325.0 million to $300.0 million. Advances under the SPV Facility bear interest at a per annum rate equal to the three month SOFR in effect, plus the applicable margin of 3.00%. MSIF Funding also pays a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until February 2, 2027. As of June 30, 2024, the SPV Facility included total commitments of $300.0 million and an accordion feature, with the right to request an increase of total commitments and borrowing availability up to $450.0 million. The SPV Facility is secured by a collateral loan on the assets of MSIF Funding. In connection with the SPV Facility, MSIF Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of June 30, 2024, the interest rate on the SPV Facility was 8.30%. The average interest rate for borrowings under the SPV Facility was 8.30% and 8.06% per annum for the three months ended June 30, 2024 and 2023, respectively, and 8.32% and 7.86% per annum for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, MSIF Funding was in compliance with all financial covenants of the SPV Facility.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of MSIF or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of June 30, 2024, MSC Income Fund was in compliance with all financial covenants of the Note Purchase Agreement.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE E — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of MSC Income Fund for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
Per Share Data:	2024	2023
NAV at the beginning of the period	$7.77	$7.61
Net investment income (1)	0.36	0.36
Net realized loss (1)(2)	(0.02)	(0.32)
Net unrealized appreciation (1)(2)	0.07	0.39
Income tax provision (1)(2)	(0.05)	(0.04)
Net increase in net assets resulting from operations (1)	0.36	0.39
Dividends paid from net investment income	(0.37)	(0.35)
Dividends paid or accrued (3)	(0.37)	(0.35)
Accretive effect of stock repurchases (repurchasing shares below NAV per share) (4)	0.01	0.01
Other (5)	0.01	0.01
NAV at the end of the period	$7.78	$7.67
Shares outstanding at the end of the period	80,141,342	80,049,691
________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation, and income tax provision or benefit can fluctuate significantly from period to period.
(3)Represents stockholder dividends paid or accrued for the period.
(4)Shares repurchased in connection with Dutch auction tender offers. See Note G — Share Repurchases for additional information.
(5)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
NAV at end of period	$623,175	$613,783
Average NAV	$621,334	$610,582
Average outstanding debt	$501,259	$474,188

Ratios to average NAV:
Ratio of total expenses, including income tax provision, to average NAV(1)(2)(3)(5)	7.59%	6.38%
Ratio of operating expenses to average NAV(2)(3)(5)	6.99%	5.86%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)(5)	3.92%	3.04%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)(5)	2.76%	2.01%
Ratio of net investment income to average NAV(2)(5)	4.65%	4.67%
Portfolio turnover ratio(2)	11.72%	9.95%
Total return based on change in NAV(2)(4)(5)	4.91%	5.16%
_______________
(1)Total expenses are the sum of operating expenses and net income tax provision. Net income tax provision includes the accrual of net deferred tax provision relating to the net unrealized appreciation or depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. MSC Income Fund is required to include net deferred tax provision in calculating its total expenses even though these net deferred taxes are not currently payable or receivable.
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
(5)Net of expense waivers of $4.5 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively. Excluding these expense waivers, the expense and income ratios are as follows:

	Six Months Ended June 30,
	2024	2023

Ratio of total expenses, including income tax provision, to average NAV(1)(2)(3)	8.33%	7.10%
Ratio of operating expenses to average NAV(2)(3)	7.73%	6.57%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	4.65%	3.75%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)	3.49%	2.71%
Ratio of net investment income to average NAV(2)	3.94%	3.98%
Total return based on change in NAV(2)(4)	4.91%	4.46%
________________
See footnotes (1), (2), (3) and (4) immediately prior to this table.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE F — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
MSC Income Fund currently pays quarterly dividends to its stockholders. Future quarterly dividends, if any, will be determined by its Board of Directors on a quarterly basis. MSC Income Fund paid or accrued dividends to its common stockholders of $14.4 million, or $0.18 per share, during the three months ended June 30, 2024, and $29.2 million, or $0.365 per share, during the six months ended June 30, 2024, compared to $14.0 million, or $0.175 per share, during the three months ended June 30, 2023, and $28.0 million, or $0.35 per share, during the six months ended June 30, 2023.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
	(estimated, dollars in thousands)

Net increase in net assets resulting from operations	$28,717	$31,486
Net unrealized appreciation	(5,093)	(31,618)
Income tax provision	3,717	3,217
Pre-tax book (income) loss not consolidated for tax purposes	(7,543)	1,149
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	3,523	20,083
Estimated taxable income (1)	23,321	24,317
Taxable income earned in prior year and carried forward for distribution in current year	14,745	20,674
Taxable income earned prior to period end and carried forward for distribution next period	(23,245)	(30,965)
Dividend accrued as of period end and paid in the following period	14,425	14,009
Total distributions accrued or paid to common stockholders	$29,246	$28,035
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The income tax provision for MSC Income Fund is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on MSC Income Fund’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income Fund’s Consolidated Statements of Operations. MSC Income Fund’s provision for income taxes was comprised of the following for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Current tax expense:
Federal	$331	$32	$384	$55
State	212	58	413	228
Excise	4	124	80	241
Total current tax expense	547	214	877	524
Deferred tax expense:
Federal	2,087	1,600	2,743	2,241
State	142	233	97	452
Total deferred tax expense	2,229	1,833	2,840	2,693

Total income tax provision	$2,776	$2,047	$3,717	$3,217
The net deferred tax liability at June 30, 2024 and December 31, 2023 was $6.1 million and $3.3 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries.
At June 30, 2024, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward from prior years which, if unused, will expire in 2037. Any net operating losses generated in 2018 and future periods are not subject to expiration and will carryforward indefinitely until utilized. The Taxable Subsidiaries also have net capital loss carryforwards from prior years which, if unused, will expire in various taxable years 2025 through 2027. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
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
On February 5, 2024, MSC Income Fund commenced a modified “Dutch Auction” tender offer (the “February 2024 Dutch Auction Tender Offer”) pursuant to the Offer to Purchase, dated February 5, 2024, which expired on March 4, 2024. Pursuant to the February 2024 Dutch Auction Tender Offer, MSC Income Fund repurchased 357,143 shares on March 8, 2024 at a price of $7.00 per share for an aggregate cost of $2.5 million, excluding fees and expenses related to the February 2024 Dutch Auction Tender Offer.
On May 17, 2024, MSC Income Fund commenced a modified “Dutch Auction” tender offer (the “May 2024 Dutch Auction Tender Offer”) pursuant to the Offer to Purchase, dated May 17, 2024, which expired on June 20, 2024. Pursuant to the May 2024 Dutch Auction Tender Offer, MSC Income Fund repurchased 333,333 shares on June 25, 2024 at a price of $6.00 per share for an aggregate cost of $2.0 million, excluding fees and expenses related to the May 2024 Dutch Auction Tender Offer.
For the three months ended June 30, 2024 and 2023, MSC Income Fund funded $4.2 million and $4.3 million, respectively, for shares of its common stock tendered for repurchase under the share repurchase program. For the three months ended June 30, 2024 and 2023, MSC Income Fund funded $2.0 million and $2.2 million, respectively, for shares of its common stock tendered for repurchase through its Dutch auction tender offers. For the six months ended June 30, 2024 and 2023, MSC Income Fund funded $8.2 million and $8.3 million, respectively, for shares of its common stock tendered for repurchase under the share repurchase program. For the six months ended June 30, 2024 and 2023, MSC Income Fund funded $4.5 million and $2.2 million, respectively, for shares of its common stock tendered for repurchase through its Dutch auction tender offers.
Since the reinstatement of its share repurchase program in March 2021, after briefly suspending it during the COVID-19 pandemic, through June 30, 2024, MSC Income Fund has funded the repurchase of $50.9 million in shares of common stock under the share repurchase program. MSC Income Fund has also purchased $12.3 million in shares of common stock through its various Dutch auction tender offers completed from June 2023 through June 30, 2024.
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
Summarized DRIP information for the six months ended June 30, 2024 and 2023 is as follows:

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
DRIP participation	$9,125	$9,174
Shares issued for DRIP	1,148,844	1,172,995

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE I — COMMITMENTS AND CONTINGENCIES
At June 30, 2024, MSC Income Fund had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

HPEP 3, L.P.	1,308
Brightwood Capital Fund III, LP	22

Total Equity Commitments (1)	$1,330

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Computer Data Source, LLC	$7,500
HEADLANDS OP-CO LLC	5,000
CQ Fluency, LLC	4,500
ZRG Partners, LLC	4,349
Mako Steel, LP	4,057
Insight Borrower Corporation	3,888
Winter Services LLC	3,333
JDC Power Services, LLC	2,105
BP Loenbro Holdings Inc.	1,862
Garyline, LLC	1,786
SI East, LLC (Stavig)	1,750
American Health Staffing Group, Inc.	1,667
IG Parent Corporation (Infogain)	1,667
Creative Foam Corporation	1,562
Burning Glass Intermediate Holding Company, Inc.	1,549
AB Centers Acquisition Corporation	1,538
Bluestem Brands, Inc.	1,477
Titan Meter Midco Corp.	1,384
Power System Solutions	1,330
Bettercloud, Inc.	1,216
Imaging Business Machines, L.L.C.	1,087
Invincible Boat Company, LLC.	1,080
IG Investor, LLC (Ira Green)	1,000
Bond Brand Loyalty ULC	900
Jackmont Hospitality, Inc.	883
Nello Industries Investco, LLC	857
Coregistics Buyer LLC (Belvika)	833
VVS Holdco LLC	800
Cody Pools, Inc.	786
PurgeRite, LLC	781
Acumera, Inc.	768
NinjaTrader, LLC	750
Engineering Research & Consulting, LLC	724
NexRev LLC	600
Centre Technologies Holdings, LLC	600
Sales Performance International, LLC	561

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Obra Capital, Inc.	521
SPAU Holdings, LLC	520
AVEX Aviation Holdings, LLC	512
Wall Street Prep, Inc.	500
The Affiliati Network, LLC	500
ArborWorks, LLC	461
Island Pump and Tank, LLC	456
Microbe Formulas, LLC	434
Watterson Brands, LLC	433
Mini Melts of America, LLC	428
Colonial Electric Company LLC	400
Chamberlin Holding LLC	400
Trantech Radiator Topco, LLC	400
CaseWorthy, Inc.	400
Johnson Downie Opco, LLC	400
Pinnacle TopCo, LLC	400
South Coast Terminals Holdings, LLC	381
Escalent, Inc.	349
PTL US Bidco, Inc	302
Clad-Rex Steel, LLC	300
Gamber-Johnson Holdings, LLC	300
Roof Opco (Apple Roof), LLC	292
MetalForming AcquireCo, LLC	205
Mystic Logistics Holdings, LLC	200
Career Team Holdings, LLC	200
Orttech Holdings, LLC	200
Batjer TopCo, LLC	180
ATS Operating, LLC	145
ASK (Analytical Systems Keco Holdings, LLC)	145
Channel Partners Intermediateco, LLC	143
Elgin AcquireCo, LLC	123
Vitesse Systems	114
GRT Rubber Technologies LLC	100
Gulf Publishing Holdings, LLC	100
ITA Holdings Group, LLC (Apollo MedFlight)	71
AAC Holdings, Inc.	71
Inspire Aesthetics Management, LLC	43
Buca C, LLC	21

Total Loan Commitments	$77,680

Total Commitments	$79,010
____________________
(1)This table excludes commitments related to one additional Other Portfolio investment for which the investment period has expired and remaining commitments may only be drawn to pay fund expenses or for follow on investments in existing portfolio companies. The Company does not expect any material future capital to be called on its commitment to this investment to pay fund expenses, and based on representations from the fund manager, the Company does not expect any further capital will be called on its commitment for follow on investments. As a result, the Company has excluded those commitments from this table.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income Fund will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income Fund follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income Fund had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of June 30, 2024.
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
NOTE J — RELATED PARTY TRANSACTIONS
1.Advisory Agreements and Conditional Expense Reimbursement Waivers
On October 30, 2020, MSC Income Fund entered into the Investment Advisory Agreement with the Adviser, which states that the Adviser will oversee the management of MSC Income Fund’s activities and is responsible for making investment decisions with respect to, and providing day‑to‑day management and administration of, MSC Income Fund’s Investment Portfolio. The Investment Advisory Agreement was most recently re-approved by the Board of Directors, including a majority of members who are not “interested” persons (as defined by the 1940 Act) of MSC Income Fund or the Adviser, on July 17, 2024.
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
For the three months ended June 30, 2024 and 2023, MSC Income Fund incurred base management fees of $5.2 million and $4.9 million, respectively. For each the three months ended June 30, 2024 and 2023, MSC Income Fund incurred subordinated incentive fees on income of $3.6 million. For each of the three months ended June 30, 2024 and 2023, MSC Income Fund did not incur any capital gains incentive fees. For the six months ended June 30, 2024 and 2023, MSC Income Fund incurred base management fees of $10.2 million and $9.8 million, respectively. For the six months ended June 30, 2024 and 2023, MSC Income Fund incurred subordinated incentive fees on income of $7.2 million and $6.3 million, respectively. For each of the six months ended June 30, 2024 and 2023, MSC Income Fund did not incur any capital gains incentive fees.
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
The Adviser waived reimbursement of all Internal Administrative Services expenses from October 30, 2020 through December 31, 2021. On January 1, 2022, the Adviser assumed responsibility of certain administrative services that were previously provided for MSC Income Fund by a third-party sub-administrator. After December 31, 2021, the Adviser continued to waive reimbursement of all Internal Administrative Services expenses, except for the cost of the services previously provided by the sub-administrator. For each of the three months ended June 30, 2024 and 2023, MSC Income Fund incurred Internal Administrative Services expenses before expense waivers of $2.5 million. For each of the three months ended June 30, 2024 and 2023, the Adviser waived the reimbursements of Internal Administrative Services expenses of $2.4 million. For the six months ended June 30, 2024 and 2023, MSC Income Fund incurred Internal

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Administrative Services expenses before expense waivers of $4.8 million and $4.6 million, respectively. For the six months ended June 30, 2024 and 2023, the Adviser waived the reimbursements of Internal Administrative Services expenses of $4.5 million and $4.3 million, respectively. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.
2.Offering Costs
In accordance with MSC Income Fund’s previous investment advisory agreement with the previous investment adviser (“HMS Adviser”), MSC Income Fund reimbursed HMS Adviser for any offering costs that were paid on MSC Income Fund’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with the offering of MSC Income Fund’s common stock, including through MSC Income Fund’s DRIP. HMS Adviser was responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the transaction whereby the Adviser became the investment adviser to MSC Income Fund, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for $0.6 million which remained payable to HMS Adviser and would be reimbursed as part of future issuances of common stock by MSC Income Fund. For the three months ended June 30, 2023, MSC Income Fund reimbursed HMS Adviser $0.1 million in connection with stock issuances. As of June 30, 2023, MSC Income Fund’s reimbursement obligation to HMS Adviser for organizational and offering expenses was fully repaid.
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
MSC Income Fund has received an exemptive order from the SEC permitting co-investments among MSC Income Fund, Main Street and other funds and clients advised by the Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. MSC Income Fund has made co-investments, and in the future intends to continue to make co-investments with Main Street and other funds and clients advised by the Adviser, in accordance with the conditions of the order. The order requires, among other things, that the Adviser and Main Street consider whether each such investment opportunity is appropriate for MSC Income Fund, Main Street and the other funds and clients advised by the Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the Adviser is wholly-owned by Main Street and is not managing MSC Income Fund’s investment activities as its sole activity, this may provide the Adviser an incentive to allocate opportunities to other participating funds and clients instead of MSC Income Fund. However, the Adviser has policies and procedures in place to manage this conflict, including oversight by the independent members of the Board of Directors. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov. In addition to the co-investment program described above, MSC Income Fund also co-

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
invests in syndicated deals and other transactions where price is the only negotiated point by MSC Income Fund and its affiliates.
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
NOTE K — SUBSEQUENT EVENTS
Our management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
On August 1, 2024, the Company sold 250,627 shares of its common stock to Main Street at $7.98 per share, the price at which the Company issued new shares in connection with reinvestments of the August 1, 2024 dividend pursuant to the DRIP, for total proceeds to the Company of $2.0 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.
On August 1, 2024, the Company repurchased 514,109 shares of its common stock validly tendered and not withdrawn on the terms set forth in the tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on June 27, 2024. The shares were repurchased at a price of $7.83 per share, which was the Company’s NAV per share as of August 1, 2024, for an aggregate purchase price of $4.0 million (an amount equal to 90% of the proceeds the Company received from the issuance of shares under the Company’s DRIP from the August 1, 2024 dividend payment).
On August 13, 2024, the Board of Directors declared a quarterly dividend of $0.18 per share payable November 1, 2024 to stockholders of record as of September 30, 2024. Additionally, the Board of Directors approved a repurchase offer pursuant to the Company’s share repurchase program in an amount equal to 90% of the proceeds resulting from shares issued in lieu of cash distributions from the November 1, 2024 dividend payment.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates
June 30, 2024
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2024 Fair Value (13)
Control Investments
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	$—	$—	$—	$568	$—	$—	$568
GRT Rubber Technologies LLC	11.48%	SF+	6.00%		Secured Debt (12)	(8)	—	5	76	1,182	368	—	1,550
	13.48%	SF+	8.00%		Secured Debt	(8)	—	(25)	1,383	19,944	25	25	19,944
					Member Units	(8)	—	—	41	21,890	—	1	21,889
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	57	2,941	278	6,050	2,998	57	8,991
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	46	900	—	—	900
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	798	—	3,110	799	909	3,000
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control Investments							$57	$3,719	$1,824	$53,644	$4,190	$992	$56,842
Affiliate Investments
Analytical Systems Keco Holdings, LLC	15.38%	SF+	10.00%		Secured Debt (12)	(8)	—	—	3	54	1	—	55
	15.38%	SF+	10.00%		Secured Debt	(8)	—	—	87	1,020	10	49	981
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	190	—	1,210	190	—	1,400
					Warrants	(8)	—	—	—	—	—	—	—
Barfly Ventures, LLC					Member Units	(5)	—	193	—	1,380	193	—	1,573
Batjer TopCo, LLC	10.00%				Secured Debt (12)	(8)	—	(1)	2	—	50	1	49
	10.00%				Secured Debt (12)	(8)	—	—	2	30	—	—	30
	10.00%				Secured Debt	(8)	—	(15)	62	1,175	2	15	1,162
					Preferred Stock	(8)	—	(50)	45	680	—	50	630
Brewer Crane Holdings, LLC	15.48%	SF+	10.00%		Secured Debt	(9)	—	—	107	1,374	4	62	1,316
					Preferred Member Units	(9)	—	(70)	15	1,400	—	70	1,330
Centre Technologies Holdings, LLC		SF+	10.00%		Secured Debt (12)	(8)	—	—	2	—	—	—	—
	15.48%	SF+	10.00%		Secured Debt	(8)	—	58	344	—	5,494	378	5,116
					Secured Debt	(8)	—	(29)	84	4,394	—	4,394	—
					Preferred Member Units	(8)	—	120	15	2,760	120	—	2,880
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(11)	12	—	11	11	—
	13.49%	SF+	8.00%		Secured Debt	(8)	—	—	267	3,905	—	—	3,905
					Member Units	(8)	—	180	849	7,330	180	—	7,510
					Member Units	(8)	—	72	12	715	74	1	788
Charps, LLC					Preferred Member Units	(5)	—	(20)	39	3,920	—	20	3,900
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	—	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	127	2,103	—	155	1,948

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2024
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2024 Fair Value (13)
	10.00%				Secured Debt	(5)	—	—	13	251	—	5	246
					Member Units	(5)	—	250	105	1,300	250	—	1,550
					Member Units	(5)	—	(45)	—	282	—	45	237
Cody Pools, Inc.					Secured Debt (12)	(8)	—	2	5	—	236	236	—
	12.50%				Secured Debt	(8)	—	(4)	443	7,111	4	234	6,881
					Preferred Member Units	(8)	—	500	377	18,120	501	—	18,621
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	12.00%				Secured Debt	(6)	—	82	326	5,407	106	978	4,535
					Preferred Member Units	(6)	—	(360)	360	600	—	600	—
					Preferred Member Units	(6)	—	1,020	139	1,920	1,020	—	2,940
Compass Systems & Sales, LLC	13.50%				Secured Debt	(5)	—	—	3	—	388	—	388
	13.50%				Secured Debt	(5)	—	—	306	4,175	13	—	4,188
					Preferred Equity	(5)	—	117	30	1,863	117	—	1,980
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	2	49	25	45	29
	10.00%				Secured Debt	(8)	—	—	57	844	11	15	840
					Preferred Member Units	(8)	—	10	—	10	10	—	20
Digital Products Holdings LLC	15.38%	SF+	10.00%		Secured Debt	(5)	—	—	279	3,673	8	363	3,318
					Preferred Member Units	(5)	—	—	25	2,459	1	—	2,460
Direct Marketing Solutions, Inc.					Secured Debt	(9)	—	(1)	7	217	226	443	—
	14.00%				Secured Debt	(9)	—	(7)	354	5,002	7	174	4,835
					Preferred Stock	(9)	—	(280)	—	5,180	—	280	4,900
Flame King Holdings, LLC					Preferred Equity	(9)	—	1,970	393	6,970	1,970	—	8,940
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	255	3,705	—	1,109	2,596
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	1	—	—	—	—
	10.50%	SF+	7.50%		Secured Debt	(5)	—	(37)	713	13,520	37	1,237	12,320
					Member Units	(5)	—	2,460	751	24,180	2,460	—	26,640
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(7)	102	2,336	7	7	2,336
					Preferred Member Units	(5)	—	(410)	195	2,870	—	410	2,460
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%			12.50%	Secured Debt	(8)	—	(84)	19	571	—	84	487
					Preferred Equity	(8)	—	(620)	—	620	—	620	—
					Member Units	(8)	—	—	—	—	—	—	—
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	97	—	4,225	97	—	4,322
IG Investor, LLC					Secured Debt (12)	(6)	—	—	5	(27)	3	—	(24)
	13.00%				Secured Debt	(6)	—	—	634	9,069	33	221	8,881
					Common Equity	(6)	—	—	—	3,600	—	—	3,600
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	150	—	6,320	150	—	6,470
Integral Energy Services	13.06%	SF+	7.50%		Secured Debt	(8)	—	388	1,113	16,232	442	1,835	14,839
	10.00%			10.00%	Preferred Equity	(8)	—	153	17	350	170	—	520
					Common Stock	(8)	—	450	25	190	450	—	640
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	294	4,933	5	601	4,337
	9.00%				Secured Debt	(5)	—	—	44	951	41	5	987
					Preferred Equity	(5)	—	560	—	2,420	560	—	2,980

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2024
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2024 Fair Value (13)
					Member Units	(5)	—	(60)	16	683	—	60	623
MH Corbin Holding LLC	14.00%				Secured Debt	(5)	—	—	92	1,256	—	40	1,216
					Preferred Member Units	(5)	—	—	—	80	—	—	80
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	5	73	1,436	—	—	1,436
					Common Stock	(6)	—	(68)	481	6,598	—	68	6,530
Nello Industries Investco, LLC	11.88%	SF+	6.50%		Secured Debt (12)	(5)	—	—	22	—	2,729	—	2,729
	13.50%				Secured Debt	(5)	—	—	66	—	6,017	—	6,017
					Common Equity	(5)	—	—	—	—	3,030	—	3,030
NexRev LLC	10.00%				Secured Debt (12)	(8)	—	—	11	—	400	—	400
	10.00%				Secured Debt	(8)	—	10	132	2,435	18	—	2,453
					Preferred Member Units	(8)	—	457	118	1,590	460	—	2,050
NuStep, LLC	11.98%	SF+	6.50%		Secured Debt	(5)	—	—	55	899	—	—	899
	12.00%				Secured Debt	(5)	—	—	281	4,606	2	—	4,608
					Preferred Member Units	(5)	—	240	—	2,310	240	—	2,550
					Preferred Member Units	(5)	—	—	—	1,290	—	—	1,290
Oneliance, LLC	15.48%	SF+	10.00%		Secured Debt	(7)	—	18	111	1,339	21	60	1,300
					Preferred Stock	(7)	—	128	—	282	128	—	410
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	16.48%	SF+	11.00%		Secured Debt	(5)	—	(11)	469	5,510	11	31	5,490
					Preferred Stock	(5)	—	(490)	66	4,260	—	490	3,770
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	—	3	105	1	115	(9)
	13.00%				Secured Debt	(8)	—	—	522	7,472	18	—	7,490
					Preferred Equity	(8)	—	705	213	3,135	705	—	3,840
Robbins Bros. Jewelry, Inc.				10.00%	Secured Debt	(9)	—	—	1	(6)	1	—	(5)
	12.50%			10.00%	Secured Debt	(9)	—	(1,444)	123	3,421	5	1,494	1,932
					Preferred Equity	(9)	—	—	—	—	—	—	—
SI East, LLC	11.75%				Secured Debt (12)	(7)	—	1	39	375	750	375	750
					Secured Debt	(7)	—	(161)	947	18,179	—	18,179	—
	12.62%				Secured Debt	(7)	—	24	483	—	22,554	—	22,554
					Preferred Member Units	(7)	—	(500)	619	6,390	—	500	5,890
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(1,717)	—	3,543	—	1,717	1,826
					Preferred Equity	(6)	—	—	—	—	—	—	—
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	—	14	432	—	—	432
	12.00%			12.00%	Secured Debt	(9)	—	(2,401)	115	3,565	—	2,401	1,164
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	—	1	—	—	—	—
	13.50%				Secured Debt	(7)	—	17	133	1,980	—	—	1,980
					Common Stock	(7)	—	(740)	15	3,180	—	740	2,440

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2024
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2024 Fair Value (13)
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	2	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	429	6,926	26	290	6,662
					Preferred Equity	(5)	—	—	51	3,060	—	—	3,060
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Affiliate investments							$—	$984	$15,171	$291,279	$52,793	$41,313	$302,759
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2024 for affiliate investments located in this region was $118,468. This represented 19.0% of net assets as of June 30, 2024.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2024 for affiliate investments located in this region was $36,194. This represented 5.8% of net assets as of June 30, 2024.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2024 for affiliate investments located in this region was $35,324. This represented 5.7% of net assets as of June 30, 2024.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2024 for control investments located in this region was $56,274. This represented 9.0% of net assets as of June 30, 2024. The fair value as of June 30, 2024 for affiliate investments located in this region was $87,929. This represented 14.1% of net assets as of June 30, 2024.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2024
(dollars in thousands)
(unaudited)

(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2024 for control investments located in this region was $568. This represented 0.1% of net assets as of June 30, 2024. The fair value as of June 30, 2024 for affiliate investments located in this region was $24,844. This represented 4.0% of net assets as of June 30, 2024.
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
(12)Investment has an unfunded commitment as of June 30, 2024 (see Note I). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                                              Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2023 Fair Value (13)
Control Investments
GRT Rubber Technologies LLC	11.17%	L+	6.00%		Secured Debt (12)	(8)	$—	$1	$31	$330	$310	$—	$640
	13.17%	L+	8.00%		Secured Debt	(8)	—	(24)	1,304	19,943	26	25	19,944
					Member Units	(8)	—	—	41	21,890	—	—	21,890
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	1,677	(675)	141	7,552	2,077	3,283	6,346
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	588	—	—	588
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control Investments							$1,677	$(698)	$1,517	$50,303	$2,413	$3,308	$49,408
Affiliate Investments
AFG Capital Group, LLC					Preferred Member Units	(8)	$1,800	$(2,050)	$—	$2,350	$1,800	$4,150	$—
Analytical Systems Keco Holdings, LLC		L+	10.00%		Secured Debt	(8)	—	—	—	(2)	—	—	(2)
	15.25%	L+	10.00%		Secured Debt	(8)	—	—	95	1,135	10	35	1,110
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	140	—	880	140	—	1,020
					Warrants	(8)	—	—	—	—	—	—	—
ATX Networks Corp.		L+	7.50%		Secured Debt	(6)	—	(102)	856	6,368	545	6,913	—
					Unsecured Debt	(6)	—	(276)	1,135	2,614	1,135	3,749	—
					Common Stock	(6)	3,178	(3,290)	—	3,290	3,178	6,468	—
Barfly Ventures, LLC					Member Units	(5)	—	(93)	—	1,107	—	94	1,013
Batjer TopCo, LLC					Secured Debt (12)	(8)	—	1	—	(1)	1	—	—
	10.00%				Secured Debt	(8)	—	17	66	1,205	20	50	1,175
					Preferred Stock	(8)	—	225	64	455	225	—	680
Brewer Crane Holdings, LLC	15.17%	L+	10.00%		Secured Debt	(9)	—	(16)	107	1,491	—	78	1,413
					Preferred Member Units	(9)	—	(180)	15	1,770	—	180	1,590
Centre Technologies Holdings, LLC		L+	9.00%		Secured Debt (12)	(8)	—	—	2	—	—	—	—
	14.25%	L+	9.00%		Secured Debt	(8)	—	22	266	3,731	27	—	3,758
					Preferred Member Units	(8)	—	430	15	2,170	430	—	2,600
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	19	1	—	—	—	—
	13.36%	SF+	8.00%		Secured Debt	(8)	—	(4)	275	4,236	4	138	4,102
					Member Units	(8)	—	262	373	5,728	262	—	5,990
					Member Units	(8)	—	30	12	678	30	—	708
Charps, LLC					Preferred Member Units	(5)	—	120	62	3,330	120	—	3,450
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	—	—	—	—	—
	11.50%				Secured Debt	(5)	—	(21)	151	2,620	—	211	2,409
	10.00%				Secured Debt	(5)	—	—	13	260	—	4	256
					Member Units	(5)	—	(460)	69	2,060	—	460	1,600
					Member Units	(5)	—	55	—	152	130	—	282
Cody Pools, Inc.					Secured Debt (12)	(8)	—	2	—	—	—	—	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2023 Fair Value (13)
	12.50%				Secured Debt	(8)	—	28	79	—	7,871	—	7,871
		L+	10.50%		Secured Debt	(8)	—	(11)	26	273	14	287	—
		L+	10.50%		Secured Debt	(8)	—	(96)	500	6,882	—	6,882	—
					Preferred Member Units	(8)	—	1,730	362	14,550	1,730	—	16,280
Colonial Electric Company LLC					Secured Debt	(6)	—	—	12	—	400	400	—
	12.00%				Secured Debt	(6)	—	(77)	362	5,729	17	234	5,512
					Preferred Member Units	(6)	—	360	—	—	600	—	600
					Preferred Member Units	(6)	—	(370)	(295)	2,290	—	370	1,920
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	1	25	64	10	79
	10.00%				Secured Debt	(8)	—	—	59	865	11	14	862
					Preferred Member Units	(8)	—	(40)	—	300	—	40	260
Digital Products Holdings LLC	15.25%	SF+	10.00%		Secured Debt	(5)	—	—	288	3,878	—	195	3,683
					Preferred Member Units	(5)	—	—	25	2,459	—	—	2,459
Direct Marketing Solutions, Inc.					Secured Debt (12)	(9)	—	(1)	3	—	1	1	—
	13.00%				Secured Debt	(9)	—	(11)	372	5,352	11	174	5,189
					Preferred Stock	(9)	—	280	86	5,558	282	—	5,840
Flame King Holdings, LLC		L+	6.50%		Secured Debt	(9)	—	(15)	121	1,900	15	1,915	—
		L+	9.00%		Secured Debt	(9)	—	(123)	478	5,300	123	5,423	—
					Preferred Equity	(9)	—	1,690	513	4,400	1,690	—	6,090
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	291	5,848	—	536	5,312
Gamber-Johnson Holdings, LLC		SF+	8.50%		Secured Debt (12)	(5)	—	—	1	—	—	—	—
	11.00%	SF+	8.00%		Secured Debt	(5)	—	(44)	925	16,020	44	1,144	14,920
					Member Units	(5)	—	4,820	727	12,720	4,820	—	17,540
GFG Group, LLC	9.00%				Secured Debt	(5)	—	(9)	137	2,836	9	9	2,836
					Preferred Member Units	(5)	—	290	26	1,790	290	—	2,080
Gulf Publishing Holdings, LLC		L+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	38	571	—	—	571
					Preferred Equity	(8)	—	—	—	950	—	—	950
					Member Units	(8)	—	—	—	—	—	—	—
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	283	—	4,331	283	508	4,106
IG Investor, LLC					Secured Debt (12)	(6)	—	—	1	—	170	200	(30)
	13.00%				Secured Debt	(6)	—	—	39	—	9,148	—	9,148
					Common Equity	(6)	—	—	—	—	3,774	—	3,774
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	—	—	—	6,540	—	6,540
Integral Energy Services	13.04%	L+	7.50%		Secured Debt	(8)	—	(265)	1,208	18,425	39	265	18,199
					Common Stock	(8)	—	(530)	13	1,490	—	530	960
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	355	5,093	54	—	5,147
	9.00%				Secured Debt	(5)	—	—	44	961	—	5	956
					Preferred Equity	(5)	—	130	—	1,800	130	—	1,930
					Member Units	(5)	—	(18)	15	713	—	18	695
Market Force Information, LLC					Secured Debt	(9)	(6,463)	6,060	—	403	6,060	6,463	—
					Member Units	(9)	(4,160)	4,160	—	—	4,160	4,160	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2023 Fair Value (13)
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	288	98	1,137	288	49	1,376
					Preferred Member Units	(5)	—	—	—	—	—	—	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	72	1,436	—	—	1,436
					Common Stock	(6)	—	1,080	494	5,708	1,080	—	6,788
NexRev LLC					Secured Debt (12)	(8)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(8)	—	373	156	2,119	386	413	2,092
					Preferred Member Units	(8)	—	580	38	280	580	—	860
NuStep, LLC	11.75%	L+	6.50%		Secured Debt	(5)	—	(1)	63	1,100	1	1	1,100
	12.00%				Secured Debt	(5)	—	—	280	4,603	3	—	4,606
					Preferred Member Units	(5)	—	90	—	2,010	90	—	2,100
					Preferred Member Units	(5)	—	—	—	1,290	—	—	1,290
Oneliance, LLC	16.25%	L+	11.00%		Secured Debt	(7)	—	(7)	113	1,380	3	27	1,356
					Preferred Stock	(7)	—	—	—	264	18	—	282
Orttech Holdings, LLC		L+	11.00%		Secured Debt (12)	(5)	—	2	—	(2)	2	—	—
	16.25%	L+	11.00%		Secured Debt	(5)	—	72	472	5,814	87	201	5,700
					Preferred Stock	(5)	—	1,200	134	2,940	1,200	—	4,140
Robbins Bros. Jewelry, Inc.					Secured Debt (12)	(9)	—	—	2	(8)	1	—	(7)
	12.50%				Secured Debt	(9)	—	(22)	255	3,902	9	97	3,814
					Preferred Equity	(9)	—	(970)	—	1,650	—	970	680
SI East, LLC					Secured Debt (12)	(7)	—	—	5	—	—	—	—
	12.78%				Secured Debt	(7)	—	179	100	—	18,179	—	18,179
					Secured Debt	(7)	—	(134)	1,403	29,929	—	29,929	—
					Preferred Member Units	(7)	—	608	213	4,550	710	—	5,260
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	—	239	5,063	237	—	5,300
					Preferred Equity	(6)	—	—	—	—	—	—	—
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	—	28	460	—	—	460
	12.00%				Secured Debt	(9)	—	—	232	3,780	3	—	3,783
					Preferred Member Units	(9)	—	(347)	—	1,920	—	347	1,573
					Preferred Member Units	(9)	—	44	—	—	133	—	133
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	(1)	2	—	1	1	—
	12.00%				Secured Debt	(7)	—	(7)	126	1,980	7	7	1,980
					Common Stock	(7)	—	990	15	1,950	990	—	2,940
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	23	—	900	—	900
					Secured Debt	(8)	(1,366)	780	71	6,392	—	6,392	—
					Unsecured Convertible Debt	(8)	(175)	175	—	—	175	175	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(306)	—	—	4,906	306	4,600
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	(1,104)	—	—	1,104	1,104	—
					Warrants	(8)	—	1,104	—	—	—	—	—
VVS Holdco LLC		L+	6.00%		Secured Debt (12)	(5)	—	—	4	(5)	3	—	(2)

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
June 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2023 Fair Value (13)
	11.50%				Secured Debt	(5)	—	—	462	7,421	29	311	7,139
					Preferred Equity	(5)	—	(30)	54	2,990	—	30	2,960
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	(245)	(6,392)	6,392	—	—
Total Affiliate investments							$(7,186)	$17,688	$15,299	$277,000	$93,924	$92,673	$278,251
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
Private Loan investments primarily consist of debt securities that have primarily been originated directly by our Adviser or, to a lesser extent, through our Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. Our Private Loan investments are typically made to a company owned by or in the process of being acquired by a private equity sponsor. Private Loan investments are typically similar in size, structure, terms and conditions to investments we hold in our LMM portfolio and Middle Market portfolio. Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. We may also co-invest with Main Street and the private equity sponsors in the equity securities of our Private Loan portfolio companies.
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
Our other portfolio (“Other Portfolio”) investments primarily consist of investments that are not consistent with the typical profiles of our Private Loan, LMM or Middle Market portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds.
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
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the Private Loan, LMM and Middle Market portfolios as of June 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments, which are discussed further below).

	As of June 30, 2024
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	84	54	13
Fair value	$665.9	$406.3	$49.9
Cost	$659.0	$335.1	$74.5
Debt investments as a % of portfolio (at cost)	94.9%	70.4%	89.1%
Equity investments as a % of portfolio (at cost)	5.1%	29.6%	10.9%
% of debt investments at cost secured by first priority lien	99.9%	99.9%	99.9%
Weighted-average annual effective yield (b)	13.1%	13.3%	14.5%
Average EBITDA (c)	$33.7	$9.9	$56.5
__________________
(a)At June 30, 2024, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status. The weighted-average annual effective yield on our debt portfolio as of June 30, 2024 including debt investments on non-accrual status was 12.7% for our Private Loan portfolio, 12.2% for our LMM portfolio and 9.8% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.

(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including three Private Loan portfolio companies, two LMM portfolio companies and two Middle Market portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate.

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
For the three months ended June 30, 2024 and 2023, we achieved an annualized total return on investments of 15.1% and 15.2%, respectively. For the six months ended June 30, 2024 and 2023, we achieved an annualized total return on investments of 13.4% and 13.3%, respectively. For the year ended December 31, 2023, we achieved a total return on investments of 13.6%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of June 30, 2024, we had Other Portfolio investments in four entities, collectively totaling $26.2 million in fair value and $20.0 million in cost basis and which comprised 2.3% and 1.8% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, we had Other Portfolio investments in four entities, collectively totaling $24.6 million in fair value and $21.5 million in cost basis and which comprised 2.3% and 2.1% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of June 30, 2024 and December 31, 2023, our Investment Portfolio valued at fair value represented 95% and 96%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of June 30, 2024 and December 31, 2023 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three and six months ended June 30, 2024 and 2023, 5.0% and 4.7%, and 3.4% and 3.6%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash. For each of the three and six months ended June 30, 2024 and 2023, 0.1% of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of June 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments).

Cost:	June 30, 2024	December 31, 2023
First lien debt	86.7%	86.5%
Equity	12.9	13.3
Second lien debt	—	—
Equity warrants	0.3	0.2
Other	0.1	—
	100.0%	100.0%

Fair Value:	June 30, 2024	December 31, 2023
First lien debt	78.8%	78.4%
Equity	20.9	21.5
Second lien debt	—	—
Equity warrants	0.2	0.1
Other	0.1	—
	100.0%	100.0%
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
As of June 30, 2024, investments on non-accrual status comprised 1.8% of our total Investment Portfolio at fair value and 5.3% at cost. As of December 31, 2023, investments on non-accrual status comprised 1.1% of our total Investment Portfolio at fair value and 4.0% at cost.
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
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2024 and 2023
Set forth below is a comparison of the results of operations for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Total investment income	$33,946	$33,228	$718	2%
Total expenses, net of expense waivers	(19,581)	(18,830)	(751)	4%
Net investment income	14,365	14,398	(33)	—%
Net realized gain (loss) from investments	314	(28,852)	29,166	NM
Net unrealized appreciation from investments	6,226	35,757	(29,531)	NM
Income tax provision	(2,776)	(2,047)	(729)	36%
Net increase in net assets resulting from operations	$18,129	$19,256	$(1,127)	(6)%
_________________
NM — Net Change % not meaningful
Investment Income
Total investment income for the three months ended June 30, 2024 was $33.9 million, a 2% increase from the $33.2 million of total investment income for the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended June 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest income	$28,859	$28,459	$400	1%	(a)
Dividend income	4,007	3,904	103	3%	(b)
Fee income	1,080	865	215	25%	(c)
Total investment income	$33,946	$33,228	$718	2%
_________________
(a)The increase in interest income was primarily due to (i) an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates, (ii) an increase in accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments and (iii) higher average levels of income producing Investment Portfolio debt investments, partially offset by the negative impact of an increase in non-accrual investments.

(b)The increase in dividend income from Investment Portfolio equity investments was primarily a result of an increase of $0.7 million in dividend income from certain of our LMM and Other portfolio companies, partially offset by a decrease in dividend income from certain of our Private Loan portfolio companies. The increase includes a $0.5 million decrease from prior year in dividend income considered to be less consistent or non-recurring.
(c)The increase in fee income was primarily related to (i) a $0.2 million increase in fees related to increased investment activity and (ii) a $0.1 million increase in fees received from the refinancing and prepayment of debt investments.
Expenses
Total expenses, net of expense waivers, for the three months ended June 30, 2024 were $19.6 million, a 4% increase from $18.8 million in the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended June 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest	$9,546	$8,862	$684	8%	(a)
Base management fees	5,179	4,912	267	5%
Incentive fees	3,591	3,599	(8)	—%
Internal administrative services fees	2,520	2,545	(25)	(1)%
General and administrative	1,106	1,306	(200)	(15)%
Total expenses before expense waivers	21,942	21,224	718	3%
Waiver of internal administrative services expenses	(2,361)	(2,394)	33	(1)%
Total expenses, net of expense waivers	$19,581	$18,830	$751	4%
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
Net Investment Income
Net investment income for each of the three months ended June 30, 2024 and 2023 was $14.4 million, or $0.18 per share. Within net investment income, the increase in total investment income was offset by an increase in total expenses, both as discussed above. Net investment income per share for each of the three months ended June 30, 2024 and 2023 included $0.02 per share of income considered less consistent or non-recurring in nature.

Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized gain on investments of $0.3 million for the three months ended June 30, 2024:

	Three Months Ended June 30, 2024
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$—	—	$—	—	$—	—	$—	$—
LMM portfolio	—	—	2,591	1	—	—	—	2,591
Middle Market portfolio	—	—	(2,325)	1	—	—	—	(2,325)
Other Portfolio	—	—	—	—	—	—	48	48
Total net realized gain	$—	—	$266	2	$—	—	$48	$314
_________________
(a)Other activity includes a realized gain from a transaction involving one portfolio company which is not considered to be significant individually.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $6.2 million for the three months ended June 30, 2024:

	Three Months Ended June 30, 2024
	Private Loan	LMM(a)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(375)	$(2,888)	$2,435	$(47)	$(875)
Net unrealized appreciation (depreciation) relating to portfolio investments	95	1,658	2,263	3,085	7,101
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(280)	$(1,230)	$4,698	$3,038	$6,226
_________________
(a)Includes unrealized appreciation on 21 LMM portfolio investments and unrealized depreciation on 14 LMM portfolio investments.
Income Tax Provision
The income tax provision for the three months ended June 30, 2024 of $2.8 million principally consisted of (i) a deferred tax provision of $2.2 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $0.6 million, primarily related to a $0.6 million provision for current U.S. federal and state income taxes.
The income tax provision for the three months ended June 30, 2023 of $2.0 million principally consisted of (i) a deferred tax provision of $1.8 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/
depreciation and other temporary book-tax differences and (ii) a current tax provision of $0.2 million related to a $0.1 million provision for excise tax on our estimated undistributed taxable income and a $0.1 million provision for current U.S. federal and state income taxes.

Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended June 30, 2024 was $18.1 million, or $0.23 per share, compared with $19.3 million, or $0.24 per share, during the three months ended June 30, 2023. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Comparison of the six months ended June 30, 2024 and 2023
Set forth below is a comparison of the results of operations for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Total investment income	$67,895	$64,274	$3,621	6%
Total expenses, net of expense waivers	(38,984)	(35,768)	(3,216)	9%
Net investment income	28,911	28,506	405	1%
Net realized loss from investments	(1,570)	(25,421)	23,851	NM
Net unrealized appreciation from investments	5,093	31,618	(26,525)	NM
Income tax provision	(3,717)	(3,217)	(500)	16%
Net increase in net assets resulting from operations	$28,717	$31,486	$(2,769)	(9)%
_________________
NM     Net change % not meaningful
Investment Income
Total investment income for the six months ended June 30, 2024 was $67.9 million, a 6% increase from the $64.3 million of total investment income for the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended June 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest income	$57,918	$57,391	$527	1%
Dividend income	6,479	5,463	1,016	19%	(a)
Fee income	3,498	1,420	2,078	146%	(b)
Total investment income	$67,895	$64,274	$3,621	6%	(c)
_________________
(a)The increase in dividend income from Investment Portfolio equity investments was primarily a result of an increase of $1.2 million in dividend income from certain of our LMM portfolio companies, partially offset by a decrease in dividend income from certain of our Private Loan portfolio companies. The increase includes a $0.5 million decrease from prior year in dividend income considered to be less consistent or non-recurring.
(b)The increase in fee income was primarily related to (i) a $1.8 million increase in fees received from the refinancing and prepayment of debt investments and (ii) a $0.2 million increase related to increased investment activity.
(c)The increase in total investment income includes a net increase of $0.5 million in the impact of certain income considered less consistent or non-recurring, including a $1.9 million increase in fee income, partially offset by (i) a $0.9 million decrease in interest income and (ii) a $0.5 million decrease in dividend income.

Expenses
Total expenses, net of fee and expense waivers, for the six months ended June 30, 2024 were $39.0 million, a 9% increase from $35.8 million in the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended June 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest	$19,095	$17,196	$1,899	11%	(a)
Base management fees	10,207	9,767	440	5%
Incentive fees	7,228	6,319	909	14%	(b)
Internal administrative services fees	4,787	4,584	203	4%
General and administrative	2,139	2,185	(46)	(2)%
Total expenses before expense waivers	43,456	40,051	3,405	9%
Waiver of internal administrative services expenses	(4,472)	(4,283)	(189)	4%
Total expenses, net of expense waivers	$38,984	$35,768	$3,216	9%
_________________
(a)The increase in interest expense was primarily related to (i) increased weighted average interest rates on our Credit Facilities based upon the increases in benchmark index rates for these floating rate obligations and (ii) higher weighted-average outstanding borrowings.
(b)The increase in incentive fees was due to the increased Pre-Incentive Fee Net Investment Income resulting from our more favorable operating results for the three months ended March 31, 2024 compared to the corresponding period of 2023 and consistent levels of Pre-Incentive Fee Net Investment Income for the three months ended June 30, 2024 and 2023.
Net Investment Income
Net investment income for the six months ended June 30, 2024 increased 1% to $28.9 million, or $0.36 per share, compared to net investment income of $28.5 million, or $0.36 per share, for the corresponding period of 2023. The increase in net investment income was attributable to the increase in total investment income, partially offset by the increase in total expenses, both as discussed above. The increase in net investment income and net investment income per share includes a $0.5 million, or $0.01 per share, increase in investment income considered to be less consistent or non-recurring, as discussed above.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized loss on investments of $1.6 million for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$(682)	1	$—	—	$(595)	1	$2	$(1,275)
LMM portfolio	—	—	2,591	1	—	—	152	2,743
Middle Market portfolio	—	—	(2,325)	1	(773)	1	1	(3,097)
Other Portfolio	—	—	—	—	—	—	59	59
Total net realized gain (loss)	$(682)	1	$266	2	$(1,368)	2	$214	$(1,570)
_________________
(a)Other activity includes realized gains and losses from transactions involving five portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $5.1 million for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
	Private Loan	LMM(a)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$724	$(3,004)	$3,019	$(57)	$682
Net unrealized appreciation (depreciation) relating to portfolio investments	(2,721)	2,901	1,072	3,159	4,411
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(1,997)	$(103)	$4,091	$3,102	$5,093
_________________
(a)Includes unrealized appreciation on 24 LMM portfolio investments and unrealized depreciation on 16 LMM portfolio investments.
Income Tax Benefit (Provision)
The income tax provision for the six months ended June 30, 2024 of $3.7 million principally consisted of (i) a deferred tax provision of $2.8 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $0.9 million related to a $0.8 million provision for current federal and state income taxes and a $0.1 million provision for excise tax on our estimated undistributed taxable income.
The income tax provision for the six months ended June 30, 2023 of $3.2 million consisted of (i) a deferred tax provision of $2.7 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $0.5 million related to a $0.3 million provision for current federal and state income taxes and a $0.2 million provision for excise tax on our estimated undistributed taxable income.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the six months ended June 30, 2024 was $28.7 million, or $0.36 per share, compared with $31.5 million, or $0.39 per share, during the six months ended June 30, 2023. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the six months ended June 30, 2024, we realized a net decrease in cash and cash equivalents of $1.3 million as the result of $39.8 million of cash used in our operating activities, partially offset by $38.5 million of cash provided by our financing activities.
The $39.8 million of cash used in our operating activities resulted primarily from (i) the funding of new portfolio investments of $183.3 million and (ii) $10.5 million in cash flows related to changes in other assets and liabilities, partially offset by (i) cash proceeds totaling $131.2 million from the sales and repayments of debt investments and sales of and return of capital from equity investments, (ii) cash flows that we generated from the operating profits earned totaling $23.6 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $38.5 million of cash provided by our financing activities principally consisted of (i) $66.0 million net cash borrowings related to our Credit Facilities and (ii) $5.0 million cash proceeds related to common stock issuance, partially offset by (i) $19.7 million in cash dividends paid to stockholders and (ii) $12.7 million for the repurchases of our common stock.
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
On May 17, 2024, we commenced a $2.0 million modified “Dutch Auction” tender offer (the “May 2024 Dutch Auction Tender Offer”) pursuant to the Offer to Purchase, dated May 17, 2024, which expired on June 20, 2024.
See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q for more information regarding repurchases of our common stock during the three months ended June 30, 2024.
Capital Resources
As of June 30, 2024, we had $29.5 million in cash and cash equivalents and $63.3 million of unused capacity under the Credit Facilities, which we maintain to support our investment and operating activities. As of June 30, 2024, our NAV totaled $623.2 million, or $7.78 per share.
As of June 30, 2024, we had $151.0 million outstanding and $14.0 million of undrawn commitments under our Corporate Facility and $250.7 million outstanding and $49.3 million of undrawn commitments under our SPV Facility, both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
We closed our continuous follow-on public offering of shares to new investors effective September 2017. As such, our ability to raise additional equity is limited.
As a BDC, we generally are required to maintain a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met in the future). This requirement limits the amount that we may borrow. As of June 30, 2024, our BDC asset coverage ratio was 213%. The combination of these factors limits our access to capital to fund future investment activities or operating requirements, including our ability to grow the Investment Portfolio. We anticipate that we will continue to fund our investment activities and operating requirements through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, including cash proceeds from the repayments and from the sales of investments in our portfolio companies, and utilization of available borrowings under our Credit Facilities. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and share repurchases under our share repurchase programs.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. At June 30, 2024, we had a total of $79.0 million in outstanding commitments comprised of (i) 74 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) two investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of June 30, 2024, we had $551.7 million in total borrowings outstanding under our Credit Facilities and Series A Notes. The Corporate Facility will mature on March 1, 2026. The SPV Facility will mature on February 3, 2028. The Series A Notes will mature on October 30, 2026. See further discussion of the terms of our Credit Facilities, Series A Notes and other debt in Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2024 is as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(dollars in thousands)
SPV Facility(1)	$—	$—	$—	$—	$250,688	$—	$250,688
Series A Notes	—	—	150,000	—	—	—	150,000
Interest due on Series A Notes	3,030	6,060	6,060	—	—	—	15,150
Corporate Facility(2)	—	—	151,000	—	—	—	151,000
Total	$3,030	$6,060	$307,060	$—	$250,688	$—	$566,838
_________________
(1)As of June 30, 2024, $49.3 million remained available to borrow under the SPV Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the SPV Facility and the 1940 Act, as discussed above.
(2)As of June 30, 2024, $14.0 million remained available to borrow under the Corporate Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the Corporate Facility and the 1940 Act, as discussed above.
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
Recent Developments
On August 1, 2024, we sold 250,627 shares of our common stock to Main Street at $7.98 per share, the price at which we issued new shares in connection with reinvestments of the August 1, 2024 dividend pursuant to the DRIP, for total proceeds to us of $2.0 million. The issuance and sale were made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and were unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of us or our Adviser.
On August 1, 2024, we repurchased 514,109 shares of our common stock validly tendered and not withdrawn on the terms set forth in our tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on June 27, 2024. The shares were repurchased at a price of $7.83 per share, which was our NAV per share as of August 1, 2024, for an aggregate purchase price of $4.0 million (an amount equal to 90% of the proceeds we received from the issuance of shares under the our DRIP from the August 1, 2024 dividend payment).
On August 13, 2024, our Board of Directors declared a quarterly dividend of $0.18 per share payable November 1, 2024 to stockholders of record as of September 30, 2024. Additionally, our Board of Directors approved a repurchase offer pursuant to our share repurchase program in an amount equal to 90% of the proceeds resulting from shares issued in lieu of cash distributions from the November 1, 2024 dividend payment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Risk Factors — Risks Related to our Business and Structure — We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments. and Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for more information regarding risks associated with our debt investments and borrowings that utilize SOFR or Prime as a reference rate.
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2024, 77% of our debt Investment Portfolio (at cost) bore interest at floating rates, 96% of which were subject to contractual minimum interest rates. As of June 30, 2024, 27% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facilities; however, the interest rates on our outstanding Series A Notes are fixed for the life of such debt. As of June 30, 2024, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2024. The pro forma changes in incentive fee expense are calculated based upon the actual incentive fee expense for the second quarter of 2024 on an annualized basis, as adjusted for the pro forma changes in Pre-Incentive Fee Net Investment Income.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Pre Incentive Fee Net Investment Income	(Increase) Decrease in Incentive Fee Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(13,953)	$8,034	$(5,919)	$5,117	$(802)	$(0.01)
(175)	(12,209)	7,030	(5,179)	4,377	(802)	(0.01)
(150)	(10,430)	6,025	(4,405)	3,603	(802)	(0.01)
(125)	(8,680)	5,021	(3,659)	2,857	(802)	(0.01)
(100)	(6,945)	4,017	(2,928)	2,126	(802)	(0.01)
(75)	(5,210)	3,013	(2,197)	1,395	(802)	(0.01)
(50)	(3,475)	2,008	(1,467)	665	(802)	(0.01)
(25)	(1,739)	1,004	(735)	147	(588)	(0.01)
25	1,739	(1,004)	735	(147)	588	0.01
50	3,477	(2,008)	1,469	(294)	1,175	0.01
75	5,216	(3,013)	2,203	(441)	1,762	0.02
100	6,954	(4,017)	2,937	(587)	2,350	0.03
125	8,693	(5,021)	3,672	(734)	2,938	0.04
150	10,431	(6,025)	4,406	(881)	3,525	0.04
175	12,170	(7,030)	5,140	(1,028)	4,112	0.05
200	13,908	(8,034)	5,874	(1,175)	4,699	0.06
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of June 30, 2024, the analysis does not take into consideration future changes in the credit market, credit quality, or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all

SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly while our Corporate Facility and our SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended June 30, 2024, we issued 583,875 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The aggregate value of the shares of common stock issued during the three months ended June 30, 2024 under the dividend reinvestment plan was $4.6 million.
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

Issuer Purchases of Equity Securities
The following chart summarizes repurchases of our common stock for the three months ended June 30, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 through April 30, 2024	—	$—	—	N/A
May 1 through May 31, 2024 (a)	537,046	7.78	537,046	N/A
June 1 through June 30, 2024 (b)	333,333	6.00	333,333	N/A
Total	870,380		870,380
_________________
(a)Shares repurchased under the quarterly share repurchase program at NAV (see Note G — Share Repurchases included in Item 1. Consolidated Financial Statements for more information).
(b)Shares repurchased under the May 2024 Dutch Auction Tender Offer (see Liquidity and Capital Resources included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information).
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Officer Appointments
On August 13, 2024, our Board of Directors appointed Ryan H. McHugh to serve as our Vice President, Chief Accounting Officer and Assistant Treasurer, effective as of August 19, 2024. Mr. McHugh currently serves as the Company’s Vice President of Finance.
Mr. McHugh, age 47, a certified public accountant, has been our Vice President of Finance since May 2024. He also serves as Main Street’s Vice President, Chief Accounting Officer and Assistant Treasurer. Prior to joining Main Street, Mr. McHugh spent eight years with Academy Sports + Outdoors (NASDAQ: ASO) where he worked in several leadership roles including Vice President and Corporate Controller. Prior to joining Academy, Mr. McHugh held various accounting leadership roles at Glori Energy (NASDAQ: GLRI) and Stewart Title Company (NYSE:STC). Mr. McHugh started his career at Grant Thorton in the assurance practice.
There is no arrangement or understanding between Mr. McHugh and any other persons pursuant to which he is being appointed as the Company’s Vice President, Chief Accounting Officer and Assistant Treasurer. There are no family relationships between Mr. McHugh and any director, director nominee or executive officer of the Company, and there are no current or proposed transactions between the Company and Mr. McHugh or his immediate family members that would require disclosure under Item 404(a) of Regulation S-K.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal year 2024, filed with the SEC on August 14, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) the Consolidated Schedule of Investments for the periods ended June 30, 2024 and December 31, 2023, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the six months ended June 30, 2024 and 2023.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.

Date: August 14, 2024	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

Date: August 14, 2024	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer and Treasurer
(principal accounting and financial officer)