Form 10-Q
period 2024-09-30
MSC INCOME FUND, INC.
filed 2024-11-14
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of November 12, 2024 was 80,480,822.

MSC INCOME FUND, INC.

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Investments at fair value:
Control investments (cost: $41,717 and $43,159 as of September 30, 2024 and December 31, 2023, respectively)	$56,833	$53,644
Affiliate investments (cost: $254,666 and $231,378 as of September 30, 2024 and December 31, 2023, respectively)	315,190	291,279
Non‑Control/Non‑Affiliate investments (cost: $836,194 and $763,781 as of September 30, 2024 and December 31, 2023, respectively)	790,604	747,972
Total investments (cost: $1,132,577 and $1,038,318 as of September 30, 2024 and December 31, 2023, respectively)	1,162,627	1,092,895
Cash and cash equivalents	48,926	30,786
Interest and dividend receivable	11,597	10,541
Receivable for securities sold	—	171
Deferred financing costs (net of accumulated amortization of $6,282 and $4,168 as of September 30, 2024 and December 31, 2023, respectively)	1,327	3,416
Prepaids and other assets	2,805	2,091
Total assets	$1,227,282	$1,139,900
LIABILITIES
Credit Facilities	$406,688	$335,688
Series A Notes due 2026 (par: $150,000 as of both September 30, 2024 and December 31, 2023)	149,379	149,155
Accounts payable and other liabilities	3,609	255
Payable for securities purchased	11,655	206
Interest payable	8,631	6,266
Dividend payable	14,478	14,019
Management and incentive fees payable	7,474	8,745
Deferred tax liability, net	6,883	3,259
Total liabilities	608,797	517,593
Commitments and contingencies (Note I)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 80,434,891 and 80,108,865 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	80	80
Additional paid‑in capital	689,949	686,136
Total overdistributed earnings	(71,544)	(63,909)
Total net assets	618,485	622,307
Total liabilities and net assets	$1,227,282	$1,139,900
NET ASSET VALUE PER SHARE	$7.69	$7.77
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$818	$804	$2,643	$2,321
Affiliate investments	7,719	6,941	22,891	22,241
Non‑Control/Non‑Affiliate investments	24,940	24,606	75,839	72,064
Total investment income	33,477	32,351	101,373	96,626
EXPENSES:
Interest	(10,374)	(9,403)	(29,470)	(26,599)
Base management fees	(5,338)	(4,994)	(15,545)	(14,761)
Incentive fees	(2,136)	(2,572)	(9,364)	(8,891)
Internal administrative services expenses	(2,368)	(2,168)	(7,155)	(6,752)
General and administrative	(1,285)	(1,106)	(3,424)	(3,291)
Total expenses before expense waivers	(21,501)	(20,243)	(64,958)	(60,294)
Waiver of internal administrative services expenses	2,206	2,014	6,678	6,297
Total expenses, net of expense waivers	(19,295)	(18,229)	(58,280)	(53,997)
NET INVESTMENT INCOME	14,182	14,122	43,093	42,629
NET REALIZED GAIN (LOSS):
Control investments	—	546	57	2,223
Affiliate investments	—	(2)	—	(7,188)
Non‑Control/Non‑Affiliate investments	25,372	(109)	23,745	(20,021)
Total net realized gain (loss)	25,372	435	23,802	(24,986)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	912	(735)	4,631	(1,433)
Affiliate investments	182	4,780	1,166	22,468
Non‑Control/Non‑Affiliate investments	(30,843)	(5,247)	(30,453)	9,380
Total net unrealized appreciation (depreciation)	(29,749)	(1,202)	(24,656)	30,415
INCOME TAXES:
Federal and state income, excise and other taxes	(1,649)	(431)	(2,525)	(954)
Deferred taxes	(785)	458	(3,625)	(2,235)
Income tax benefit (provision)	(2,434)	27	(6,150)	(3,189)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,371	$13,382	$36,089	$44,869
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.18	$0.18	$0.54	$0.53
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.09	$0.17	$0.45	$0.56
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	80,335,969	80,300,145	80,309,460	80,245,958

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2022	80,105,999	$80	$684,165	$(74,580)	$609,665
Dividend reinvestment	564,377	1	4,413	—	4,414
Common stock repurchased	(519,489)	(1)	(3,984)	—	(3,985)
Net increase in net assets resulting from operations	—	—	—	12,231	12,231
Dividends to stockholders	—	—	—	(14,026)	(14,026)
Balances as of March 31, 2023	80,150,887	$80	$684,594	$(76,375)	$608,299
Issuance of common stock	255,754	—	2,000	—	2,000
Dividend reinvestment	608,618	1	4,759	—	4,760
Common stock repurchased	(965,568)	(1)	(6,522)	—	(6,523)
Net increase in net assets resulting from operations	—	—	—	19,256	19,256
Dividends to stockholders	—	—	—	(14,009)	(14,009)
Balances as of June 30, 2023	80,049,691	$80	$684,831	$(71,128)	$613,783
Issuance of common stock	348,542	—	2,750	—	2,750
Dividend reinvestment	594,294	1	4,689	—	4,690
Common stock repurchased	(978,579)	(1)	(7,033)	—	(7,034)
Net increase in net assets resulting from operations	—	—	—	13,382	13,382
Dividends to stockholders	—	—	—	(14,002)	(14,002)
Balances as of September 30, 2023	80,013,948	$80	$685,237	$(71,748)	$613,569

Balances as of December 31, 2023	80,108,865	$80	$686,136	$(63,909)	$622,307
Issuance of common stock	314,070	—	2,500	—	2,500
Dividend reinvestment	564,969	1	4,492	—	4,493
Common stock repurchased	(875,316)	(1)	(6,546)	—	(6,547)
Net increase in net assets resulting from operations	—	—	—	10,589	10,589
Dividends to stockholders	—	—	—	(14,821)	(14,821)
Balances as of March 31, 2024	80,112,588	$80	$686,582	$(68,141)	$618,521
Issuance of common stock	315,259	—	2,500	—	2,500
Dividend reinvestment	583,875	1	4,631	—	4,632
Common stock repurchased	(870,380)	(1)	(6,181)	—	(6,182)
Net increase in net assets resulting from operations	—	—	—	18,129	18,129
Dividends to stockholders	—	—	—	(14,425)	(14,425)
Balances as of June 30, 2024	80,141,342	$80	$687,532	$(64,437)	$623,175
Issuance of common stock	250,627	—	2,000	—	2,000
Dividend reinvestment	557,919	1	4,452	—	4,453
Common stock repurchased	(514,997)	(1)	(4,035)	—	(4,036)
Net increase in net assets resulting from operations	—	—	—	7,371	7,371
Dividends to stockholders	—	—	—	(14,478)	(14,478)
Balances as of September 30, 2024	80,434,891	$80	$689,949	$(71,544)	$618,485
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$36,089	$44,869
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(253,889)	(156,523)
Proceeds from sales and repayments of debt investments in portfolio companies	169,961	119,927
Proceeds from sales and return of capital of equity investments in portfolio companies	39,496	13,280
Net unrealized (appreciation) depreciation	24,656	(30,415)
Net realized (gain) loss on portfolio investments	(23,802)	24,986
Amortization of deferred financing costs	2,338	1,273
Amortization of deferred offering costs	—	129
Accretion of unearned income	(5,740)	(5,772)
Payment-in-kind interest	(5,100)	(3,805)
Cumulative dividends	(101)	(129)
Deferred tax provision	3,625	2,235
Changes in other assets and liabilities:
Interest and dividend receivable	(4,650)	(2,307)
Prepaid and other assets	(714)	(1,982)
Management and incentive fees payable	(1,271)	524
Interest payable	2,365	3,231
Accounts payable and other liabilities	3,354	(552)
Net cash provided by (used in) operating activities	(13,383)	8,969
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	7,000	4,750
Redemption of common stock	(16,765)	(17,542)
Payment of offering costs	—	(129)
Dividends paid	(29,686)	(26,990)
Proceeds from Credit Facilities	252,000	107,000
Repayments on Credit Facilities	(181,000)	(72,000)
Payment of deferred financing costs	(26)	(2,262)
Net cash provided by (used in) financing activities	31,523	(7,173)
Net increase in cash and cash equivalents	18,140	1,796
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,786	21,312
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,926	$23,108

Supplemental cash flow disclosures:
Interest paid	$24,766	$22,106
Taxes paid	$489	$1,960
Non-cash financing activities:
Dividends declared and unpaid	$14,478	$14,002
Value of shares issued pursuant to the DRIP	$13,578	$13,864

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	39.0%							$655	$530

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		11.35%	SF+	6.00%		10/29/2026	1,550	1,536	1,550
			Secured Debt		12/19/2014		13.35%	SF+	8.00%		10/29/2026	19,944	19,841	19,944
			Member Units	(8)	12/19/2014	2,896							6,435	21,890
													27,812	43,384
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (24)	10/1/2017	49.0%							3,345	8,819

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		3/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		3/31/2023	2,184,683							1,901	3,200
			Preferred Member Units		3/31/2023	61,077							—	—
			Preferred Member Units		1/26/2015	2,090,001							6,000	—
			Common Stock		3/31/2023	772,620							1,104	—
													9,905	4,100
Subtotal Control Investments (9.2% of net assets at fair value)													$41,717	$56,833
Affiliate Investments (6)
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(30)	8/16/2019						8/16/2029	$—	$—	$—
			Secured Debt		8/16/2019		13.75%				8/16/2029	1,036	1,024	1,024
			Preferred Member Units		5/20/2021	607							607	1,430
			Preferred Member Units		8/16/2019	800							800	—
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,510	2,454
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12							528	1,787

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		3/7/2022		10.00%				3/7/2027	50	49	49
			Secured Debt		3/7/2022		10.00%				3/7/2027	30	30	30
			Secured Debt		3/7/2022		10.00%				3/7/2027	1,175	1,164	1,164

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Preferred Stock	(8)	3/7/2022	453							455	570
												1,698	1,813
Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	1/9/2018		15.35%	SF+	10.00%		1/9/2025	1,285	1,285	1,285
		Preferred Member Units	(8)	1/9/2018	737							1,070	1,360
												2,355	2,645
Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (30)	1/4/2019			SF+	10.00%		1/4/2028	—	—	—
		Secured Debt	(9)	1/4/2019		15.35%	SF+	10.00%		1/4/2028	5,116	5,062	5,116
		Preferred Member Units		1/4/2019	3,327							1,531	2,990
												6,593	8,106
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (30)	2/26/2018			SF+	6.00%		2/26/2026	—	(32)	—
		Secured Debt	(9)	2/26/2018		13.36%	SF+	8.00%		2/26/2026	3,905	3,904	3,905
		Member Units	(8)	2/26/2018	1,087							2,860	7,630
		Member Units	(8) (23)	11/2/2018	261,786							443	805
												7,175	12,340
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	2/3/2017	457							491	3,900

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(30)	10/28/2022						1/15/2027	—	—	—
		Secured Debt		12/20/2016		10.00%				1/15/2027	1,790	1,783	1,783
		Secured Debt		12/20/2016		10.00%				12/20/2036	246	244	244
		Member Units	(8)	12/20/2016	179							1,820	2,210
		Member Units	(23)	12/20/2016	200							127	237
												3,974	4,474
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(30)	3/6/2020						12/17/2026	—	(3)	—
		Secured Debt		3/6/2020		12.50%				12/17/2026	6,712	6,698	6,712
		Preferred Member Units	(8) (23)	3/6/2020	147							2,079	17,490
												8,774	24,202
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(30)	3/31/2021						3/31/2026	—	—	—
		Secured Debt		3/31/2021		12.00%				3/31/2026	4,056	4,025	4,056
		Preferred Member Units	(8)	3/31/2021	4,320							1,920	3,280
												5,945	7,336

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(30)	11/22/2023						11/22/2028	—	(17)	(17)
			Secured Debt		11/22/2023		13.50%				11/22/2028	4,300	4,194	4,194
			Preferred Equity		11/22/2023	1,863							1,863	1,980
													6,040	6,157
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	40	39	39
			Secured Debt		3/31/2021		10.00%				12/31/2025	906	881	845
			Preferred Member Units		3/31/2021	1,000							290	40
													1,210	924
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		15.25%	SF+	10.00%		4/27/2026	3,237	3,220	3,203
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,459
													5,595	5,662
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(30)	2/13/2018						2/13/2026	—	(2)	—
			Secured Debt		12/27/2022		14.00%				2/13/2026	4,751	4,735	4,751
			Preferred Stock		2/13/2018	2,100							2,100	4,820
													6,833	9,571
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	2,340							2,600	8,940

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	7/31/2015	6.0%							2,155	1,893

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (29) (30)	6/24/2016			SF+	7.00%		1/1/2028	—	—	—
			Secured Debt	(9) (29)	12/15/2022		10.00%	SF+	7.00%		1/1/2028	12,120	11,986	12,120
			Member Units	(8)	6/24/2016	2,261							4,423	26,840
													16,409	38,960
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	2,046	2,027	2,046

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8)	3/31/2021	56							1,225	2,640
													3,252	4,686
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (14) (30)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
			Secured Debt	(14)	7/1/2022		12.50%			12.50%	7/1/2027	600	600	351
			Preferred Equity		7/1/2022	15,930							1,400	—
			Member Units		4/29/2016	920							920	—
													2,920	351
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(8) (24)	8/9/2017	8.0%							2,296	4,472

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt		6/21/2023		13.00%				6/21/2028	400	378	378
			Secured Debt		6/21/2023		13.00%				6/21/2028	8,986	8,787	8,787
			Common Equity		6/21/2023	3,600							3,600	3,720
													12,765	12,885
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	6,436,566							6,540	7,290

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		13.09%	SF+	7.50%		8/20/2026	15,090	14,971	14,739
			Preferred Equity	(8)	12/7/2023	3,725	10.00%			10.00%			290	527
			Common Stock		8/20/2021	11,647							1,584	640
													16,845	15,906
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	4,150	4,139	4,139
			Secured Debt		10/31/2018		9.00%				10/31/2048	993	984	984
			Preferred Equity		10/31/2018	145							3,060	3,060
			Member Units	(8) (23)	10/31/2018	200							248	623
													8,431	8,806
MH Corbin Holding LLC		Manufacturer and Distributor of Traffic Safety Products
			Secured Debt		8/31/2015		14.00%				12/31/2025	1,310	1,310	345
			Preferred Member Units		3/15/2019	16,500							1,100	—
			Preferred Member Units		9/1/2015	1,000							1,500	—
													3,910	345

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Mystic Logistics Holdings, LLC	Logistics and Distribution Services Provider for Large Volume Mailers
		Secured Debt	(30)	8/18/2014						1/31/2027	—	—	—
		Secured Debt		8/18/2014		10.00%				1/31/2027	1,436	1,432	1,436
		Common Stock	(8)	8/18/2014	1,468							680	6,530
												2,112	7,966
Nello Industries Investco, LLC	Manufacturer of Steel Poles and Towers For Critical Infrastructure
		Secured Debt	(9)	6/4/2024		11.75%	SF+	6.50%		6/4/2025		3,588	3,588
		Secured Debt		6/4/2024		13.50%				6/4/2029		6,609	6,609
		Common Equity	(8)	6/4/2024	91							3,030	3,030
												13,227	13,227
NexRev LLC	Provider of Energy Efficiency Products & Services
		Secured Debt		2/28/2018		10.00%				2/28/2025	490	490	490
		Secured Debt		2/28/2018		10.00%				2/28/2025	2,453	2,446	2,453
		Preferred Member Units	(8)	2/28/2018	25,786,046							2,053	2,460
												4,989	5,403
NuStep, LLC	Designer, Manufacturer and Distributor of Fitness Equipment
		Secured Debt	(9)	1/31/2017		11.85%	SF+	6.50%		1/31/2025	900	900	900
		Secured Debt		1/31/2017		12.00%				1/31/2025	4,610	4,609	4,609
		Preferred Member Units		11/2/2022	576							645	1,440
		Preferred Member Units		1/31/2017	114							2,808	2,660
												8,962	9,609
Oneliance, LLC	Construction Cleaning Company
		Preferred Stock		8/6/2021	282							282	550

Orttech Holdings, LLC	Distributor of Industrial Clutches, Brakes and Other Components
		Secured Debt	(9) (30)	7/30/2021			SF+	11.00%		7/31/2026	—	(1)	—
		Secured Debt	(9)	7/30/2021		16.35%	SF+	11.00%		7/31/2026	5,490	5,449	5,490
		Preferred Stock	(8) (23)	7/30/2021	2,500							2,500	3,670
												7,948	9,160
Pinnacle TopCo, LLC	Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
		Secured Debt	(30)	12/21/2023						12/31/2028	—	(8)	—
		Secured Debt		12/21/2023		13.00%				12/31/2028	7,260	7,108	7,260
		Preferred Equity	(8)	12/21/2023	110							3,135	4,340

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													10,235	11,600
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		11.59%	SF+	6.75%	11.59%	4/8/2026	1,313	1,308	1,190
			Secured Debt	(9)	4/8/2021		11.59%	SF+	6.75%	11.59%	4/8/2026	13,731	13,672	12,441
			Common Equity		8/12/2024	15,036					4/8/2026		—	—
													14,980	13,631
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(14) (30)	12/15/2021					10.00%	12/15/2026	—	(5)	(5)
			Secured Debt	(14)	12/15/2021		12.50%			10.00%	12/15/2026	3,740	3,699	1,713
			Preferred Equity		12/15/2021	1,230							1,230	—
													4,924	1,708
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.75%				6/16/2028	750	744	750
			Secured Debt	(33)	6/16/2023		12.63%				6/16/2028	22,554	22,531	22,554
			Preferred Member Units	(8)	8/31/2018	55							508	5,390
													23,783	28,694
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%			8.50%	12/31/2027	223	223	223
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,918	5,425	1,826
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,648	2,049
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	460	460	432
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	3,800	3,800	1,164
			Preferred Member Units		8/28/2023	1,651							165	—
			Preferred Member Units		2/1/2023	1,411							141	—
			Preferred Member Units		8/31/2018	136							2,311	—
													6,877	1,596
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(30)	5/31/2019						5/31/2027	—	(1)	—
			Secured Debt		5/31/2019		13.50%				5/31/2027	1,980	1,960	1,980
			Common Stock	(8)	5/31/2019	154							1,164	2,380
													3,123	4,360
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (30)	12/1/2021			SF+	6.00%		12/1/2024	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	6,760	6,672	6,672

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Equity	(8) (23)	12/1/2021	3,060							3,060	3,060
													9,732	9,732
Subtotal Affiliate Investments (51.0% of net assets at fair value)													$254,666	$315,190
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		1/31/2023		18.00%			18.00%	6/25/2025	$173	$172	$171
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	5,745	5,681	5,687
			Common Stock		12/11/2020	593,927							3,148	—
			Warrants	(27)	12/11/2020	197,717					12/11/2025		—	—
													9,001	5,858
Acumera, Inc.	(10)	Managed Security Service Provider
			Common Equity	(8)	7/2/2024	3,311							—	30

Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	943	943	924
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	2,322	2,318	2,274
													3,261	3,198
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	11							83	40

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (30)	11/19/2021			P+	5.00%		11/19/2026	—	(7)	(7)
			Secured Debt	(9)	11/19/2021		13.00%	P+	5.00%		11/19/2026	7,703	7,669	7,703
													7,662	7,696
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/11/2022		15.23%	SF+	9.75%	15.23%	4/10/2026	5,425	5,411	4,556
			Secured Debt	(9) (14)	3/11/2022		17.20%	SF+	11.75%	17.20%	4/10/2026	4,270	4,244	2,851
													9,655	7,407
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	9/17/2021						4/7/2023	2,425	2,375	59
			Secured Debt	(14) (17)	5/19/2016						6/8/2023	11,693	11,451	282
													13,826	341
Ansira Partners II, LLC	(10)	Provider of Data-Driven Marketing Services
			Secured Debt	(9)	7/1/2024		11.88%	SF+	6.75%		7/1/2029	195	148	148
			Secured Debt	(9)	7/1/2024		12.08%	SF+	6.75%		7/1/2029	18,049	17,597	17,597

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													17,745	17,745
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	2,106	2,106	2,106
			Secured Debt	(9)	11/6/2023		11.76%	SF+	6.50%	11.76%	11/6/2028	4,157	4,157	4,157
			Preferred Equity		11/6/2023	17,265							7,468	6,667
			Preferred Equity		11/6/2023	17,265							—	—
			Common Equity		11/9/2021	2,070							124	—
													13,855	12,930
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock		8/11/2022	62,403							62	100

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9)	1/18/2022		11.59%	SF+	6.00%		1/18/2027	105	105	105
			Secured Debt	(9)	1/18/2022		10.59%	SF+	5.00%		1/18/2027	925	915	925
			Secured Debt	(9)	1/18/2022		12.59%	SF+	7.00%		1/18/2027	925	915	925
			Common Stock		1/18/2022	100,000							100	100
													2,035	2,055
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (30)	12/23/2022			SF+	7.25%		12/23/2027	—	(14)	(14)
			Secured Debt	(9)	12/23/2022		12.06%	SF+	7.25%		12/23/2027	3,365	3,287	3,365
			Common Equity	(8)	12/15/2021	137							134	111
													3,407	3,462
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units		3/8/2024	286,109							286	—
			Preferred Member Units	(23)	11/12/2019	122,416							—	—
			Preferred Member Units	(23)	7/6/2018	1,548,387							—	—
													286	—
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (30)	6/30/2022			SF+	10.25%		6/30/2028	—	(15)	(15)
			Secured Debt	(9)	6/30/2022		15.31%	SF+	10.25%	9.25%	6/30/2028	9,035	8,939	7,544
													8,924	7,529
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	580

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	1/9/2024		13.82%	SF+	8.50%	12.82%	8/28/2025	204	99	187
			Secured Debt	(9)	10/19/2022		15.50%	P+	7.50%	15.00%	8/28/2025	3,703	3,703	3,388
			Secured Debt	(9)	8/28/2020		13.82%	SF+	8.50%	12.82%	8/28/2025	4,348	3,998	3,978
			Common Stock		10/1/2020	700,446							—	—
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	—
													8,911	7,553
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	80	80	66
			Member Units	(8)	6/30/2017	540,000							564	80
													644	146
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9) (30)	5/1/2023			SF+	7.00%		5/1/2028	—	(13)	(13)
			Secured Debt	(9)	5/1/2023		11.48%	SF+	6.00%		5/1/2028	4,010	3,952	4,010
			Secured Debt	(9)	5/1/2023		13.48%	SF+	8.00%		5/1/2028	4,010	3,952	4,010
			Preferred Equity		5/1/2023	360							360	310
			Common Equity		5/1/2023	360							—	—
													8,251	8,317
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9) (28)	2/1/2024		11.22%	SF+	6.00%		2/1/2029	771	748	771
			Secured Debt	(9) (30)	2/1/2024			SF+	6.00%		2/1/2029	—	(11)	(11)
			Secured Debt	(9)	2/1/2024		11.35%	SF+	6.00%		2/1/2029	11,288	11,091	11,288
			Common Equity		2/1/2024	1,000,000							1,000	1,550
													12,828	13,598
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(24)	7/21/2014	1.0%							1,974	1,156
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.0%							8,637	8,802
													10,611	9,958
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14)	8/7/2024		15.00%			10.00%	11/4/2024	13,330	13,048	10,817
			Secured Debt	(14) (30)	6/28/2024		15.00%			15.00%	4/1/2025	10	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	6,131	4,078	—
			Preferred Member Units		6/30/2015	4	6.00%			6.00%			3,040	—
													20,166	10,817
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (30)	6/14/2021			SF+	5.00%		6/10/2026	—	(9)	—
			Secured Debt	(9)	6/14/2021		9.95%	SF+	5.00%		6/10/2028	12,125	12,006	12,125
													11,997	12,125
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	454,344							454	472
			Preferred Equity		12/13/2021	126,446							—	—
													454	472
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9)	12/17/2021		11.25%	SF+	6.00%		12/17/2026	75	71	71
			Secured Debt		12/17/2021		13.00%				12/17/2026	2,205	2,176	2,176
			Common Stock		12/17/2021	50,000							500	500
													2,747	2,747
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	80,000							80	160

CenterPeak Holdings, LLC		Executive Search Services
			Secured Debt	(30)	12/10/2021						12/10/2026	—	(3)	—
			Secured Debt		12/10/2021		15.00%				12/10/2026	2,390	2,361	2,390
			Preferred Equity	(8)	12/10/2021	368							404	1,590
													2,762	3,980
Central Moloney, LLC	(10)	Manufacturer of Electricity Transformers and Related Equipment
			Secured Debt	(9)	2/9/2024		11.35%	SF+	6.75%		10/20/2028	12,861	12,639	12,773

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (28)	2/7/2022		12.02%	SF+	7.00%		2/7/2027	467	455	437
			Secured Debt	(9)	2/7/2022		12.55%	SF+	7.00%		2/7/2027	3,334	3,303	3,125
			Secured Debt	(9)	6/24/2022		12.55%	SF+	7.00%		2/7/2027	185	183	173
			Secured Debt	(9)	3/27/2023		12.55%	SF+	7.00%		2/7/2027	446	439	418
													4,380	4,153
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,685	2,340	17

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units	(8)	3/12/2020	39							—	660

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (28)	8/6/2021		13.29%	SF+	8.00%		8/6/2026	6,250	6,170	6,117
			Secured Debt	(9) (30)	3/29/2024			SF+	8.00%		8/6/2026	—	(49)	(49)
			Secured Debt	(9)	8/6/2021		13.28%	SF+	8.00%		8/6/2026	15,146	14,970	14,823
													21,091	20,891
Construction Supply Investments, LLC	(10)	Distribution Platform of Specialty Construction Materials to Professional Concrete and Masonry Contractors
			Member Units		12/29/2016								—	—

Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9)	6/29/2024			SF+	6.50%		6/28/2029		426	429
			Secured Debt	(9)	6/29/2024		11.45%	SF+	6.50%		6/28/2029		2,813	2,752
			Secured Debt	(9)	8/15/2024		11.62%	SF+	6.50%		6/28/2029		1,881	1,835
			Secured Debt	(9)	6/29/2024		11.70%	SF+	6.75%		6/28/2029		8,449	8,448
													13,569	13,464
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (30)	12/27/2023			SF+	6.75%		6/27/2027	—	(35)	(35)
			Secured Debt	(9) (30)	12/27/2023			SF+	6.75%		6/27/2027	—	(35)	(35)
			Secured Debt	(9)	12/27/2023		11.49%	SF+	6.75%		6/27/2027	7,313	7,142	7,170
													7,072	7,100
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (30)	6/27/2024			SF+	5.75%		6/27/2029	—	(29)	(29)
			Secured Debt	(9)	6/27/2024		10.35%	SF+	5.75%		6/27/2029	10,869	10,666	10,733
													10,637	10,704
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	37							52	60

DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		12.00%				6/19/2029	140	137	137
			Secured Debt		11/19/2021		12.00%				6/19/2029	4,200	4,159	4,159
			Preferred Equity		11/19/2021	1,486							1,486	1,486
			Preferred Equity	(8)	6/18/2024	767	15.00%			15.00%			781	781
													6,563	6,563

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,316	681
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—
													2,092	681
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		11.45%	SF+	6.50%	11.45%	12/31/2026	2,253	2,094	2,155
			Secured Debt	(9)	12/20/2022		13.45%	SF+	8.50%	13.45%	12/31/2026	2,333	2,100	2,139
			Preferred Equity		12/20/2022	125,000							128	60
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,322	4,354
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (30)	10/3/2022			SF+	6.00%		10/3/2027	—	—	—
			Secured Debt		10/3/2022		12.00%				10/3/2027	1,181	1,160	1,160
			Secured Debt		10/3/2022		9.00%				10/3/2052	410	406	406
			Common Stock		10/3/2022	19							374	370
			Common Stock	(23)	10/3/2022	61							102	196
													2,042	2,132
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		11.20%	SF+	6.25%		12/29/2027	2,359	2,332	1,935

Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (30)	4/7/2023			SF+	8.00%		4/7/2029	—	(8)	(8)
			Secured Debt	(9)	4/7/2023		12.70%	SF+	8.00%		4/7/2029	6,872	6,716	6,872
			Common Equity		4/7/2023	170,998							174	240
													6,882	7,104
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		12.87%	SF+	8.00%		12/22/2026	308	306	308
			Secured Debt	(9)	12/22/2021		12.87%	SF+	8.00%	8.00%	12/22/2026	3,909	3,893	3,909
													4,199	4,217
FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt		5/28/2024		13.00%				5/29/2029	8,200	7,074	7,074
			Warrants	(27)	5/28/2024	3						980	980	980

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													8,054	8,054
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (28)	11/10/2023		11.95%	SF+	6.75%		11/10/2028	1,786	1,721	1,755
			Secured Debt	(9)	11/10/2023		11.95%	SF+	6.75%		11/10/2028	9,616	9,379	9,448
			Common Equity		11/10/2023	210,084							210	170
													11,310	11,373
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		11.35%	SF+	6.00%		1/15/2026	640	639	640
			Secured Debt		12/2/2016		12.50%				1/15/2026	9,744	9,715	9,744
			Preferred Member Units	(8)	12/2/2016	56							713	4,750
			Preferred Member Units	(23)	12/2/2016	56							38	250
													11,105	15,384
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	3/7/2024		8.75%	SF+	3.50%	2.50%	6/21/2026	1,353	1,289	1,289
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	914	401	359
			Common Equity		3/7/2024	35,971							—	—
													1,690	1,648
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (30)	8/1/2022			SF+	6.50%		8/1/2027	—	(11)	(11)
			Secured Debt	(9)	8/1/2022		11.35%	SF+	6.50%		8/1/2027	1,980	1,954	1,980
			Secured Debt	(9) (30)	6/3/2024			SF+	6.50%		8/1/2027	—	(18)	(18)
			Secured Debt	(9)	8/1/2022		11.35%	SF+	6.50%		8/1/2027	4,888	4,832	4,887
			Secured Debt	(9)	6/3/2024		11.35%	SF+	6.50%		8/1/2027	2,388	2,367	2,388
													9,124	9,226
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (30)	7/3/2024			SF+	5.50%		7/3/2029	—	(24)	(24)
			Secured Debt	(9)	7/3/2024		10.82%	SF+	5.50%		7/3/2029	15,529	15,368	15,368
													15,344	15,344
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		13.84%	SF+	8.25%		12/31/2027	8,000	7,847	8,000

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		10.95%	SF+	5.75%		7/30/2026	306	297	306
			Secured Debt	(9)	7/30/2021		10.70%	SF+	5.75%		7/30/2028	6,154	6,101	6,154
			Secured Debt	(9)	7/30/2021		10.70%	SF+	5.75%		7/30/2028	1,927	1,910	1,927
													8,308	8,387
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (28)	6/8/2023		12.08%	SF+	7.00%		6/30/2028	593	593	593
			Secured Debt	(9)	6/8/2023		11.62%	SF+	7.00%		6/30/2028	10,306	10,042	10,306
			Common Equity		6/8/2023	422							580	540
													11,215	11,439
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		14.01%	SF+	9.25%	1.50%	7/31/2025	17,043	17,043	15,988

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		12.00%				3/31/2028	3,819	3,766	3,766
			Preferred Equity	(8)	3/31/2023	21,840							1,092	1,730
													4,858	5,496
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (30)	7/19/2023			SF+	6.25%		7/19/2028	—	(34)	(34)
			Secured Debt	(9) (30)	7/19/2023			SF+	6.25%		7/19/2029	—	(29)	(29)
			Secured Debt	(9)	7/19/2023		11.53%	SF+	6.25%		7/19/2029	8,310	8,111	7,880
			Common Equity		7/19/2023	47,847							239	130
													8,287	7,947
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (28)	4/3/2023		13.03%	SF+	8.00%		4/3/2028	676	662	609
			Secured Debt	(9)	4/3/2023		13.27%	SF+	8.00%		4/3/2028	6,209	6,093	5,591
			Secured Debt	(9)	6/14/2023		13.27%	SF+	8.00%		4/3/2028	1,250	1,227	1,126
			Common Equity		4/3/2023	101,719							322	10
													8,304	7,336
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (28)	12/9/2021		15.06%	SF+	10.00%	15.22%	8/7/2023	1,998	1,998	1,842
			Secured Debt	(9) (14) (17)	8/7/2019		12.35%	SF+	7.00%	12.35%	8/7/2023	7,334	7,254	11
			Common Stock		12/7/2021	2,143							—	—
													9,252	1,853
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9) (28)	8/28/2019		11.29%	SF+	6.50%		8/28/2025	1,037	1,036	991
			Secured Debt	(9)	8/28/2019		11.25%	SF+	6.50%		8/28/2025	16,812	16,779	16,070
													17,815	17,061
INW Manufacturing, LLC	(11)	Manufacturer of Nutrition and Wellness Products
			Secured Debt	(9)	5/19/2021		10.62%	SF+	5.75%		3/25/2027	6,375	6,283	5,355

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.00%				1/31/2028	1,128	1,112	1,112
			Secured Debt		9/1/2021		13.00%				1/31/2028	735	724	724
			Secured Debt		11/15/2021		13.00%				1/31/2028	2,236	2,236	2,236
			Secured Debt		11/15/2021		13.00%				1/31/2028	4,406	4,339	4,339
			Secured Debt		1/31/2023		13.00%				1/31/2028	2,521	2,431	2,431
			Preferred Equity		6/26/2024	177,800	25.00%			25.00%			178	190
			Common Stock		8/3/2021	50,753							689	710
													11,709	11,742
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	4/13/2023		11.89%	SF+	6.60%	9.43%	4/14/2028	2,897	2,700	797
			Common Equity		4/13/2023	186,322							—	—
													2,700	797
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9) (30)	5/20/2024			SF+	6.50%		5/17/2029	—	(6)	(6)
			Secured Debt	(9)	5/20/2024		11.09%	SF+	5.50%		5/17/2029	1,735	1,706	1,686
			Secured Debt	(9)	5/20/2024		12.09%	SF+	6.50%		5/17/2029	1,735	1,706	1,686
			Secured Debt	(9)	5/20/2024		13.09%	SF+	7.50%		5/17/2029	1,735	1,706	1,686
													5,112	5,052
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		15.53%	SF+	9.00%	1.00%	6/21/2027	299	294	294
			Secured Debt	(9)	6/21/2023		15.53%	SF+	9.00%	1.00%	6/21/2027	252	248	248
			Secured Debt	(9)	6/21/2023		14.53%	SF+	8.00%	1.00%	6/21/2027	1,105	915	915
			Secured Debt	(9)	6/21/2023		16.53%	SF+	10.00%	1.00%	6/21/2027	1,105	915	915
			Warrants	(27)	6/21/2023	48,327					6/21/2033		523	820
													2,895	3,192
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		12.86%	SF+	7.50%		11/4/2024	1,607	1,604	1,607
			Secured Debt	(9)	2/27/2024		15.28%	SF+	10.00%		11/4/2024	1,251	1,244	1,251
			Secured Debt	(9)	11/8/2021		12.90%	SF+	7.50%		11/4/2024	3,738	3,738	3,738
			Preferred Equity		11/8/2021	5,653,333							216	1,740
													6,802	8,336
JDC Power Services, LLC	(10)	Provider of Electrical Equipment and Maintenance Services for Datacenters
			Secured Debt	(9) (30)	6/28/2024			SF+	6.75%		6/28/2029	—	(49)	(49)
			Secured Debt	(9)	6/28/2024		11.35%	SF+	6.75%		6/28/2029	17,783	17,367	17,076
													17,318	17,027

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9) (14) (17)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	942	942	—
			Secured Debt	(9) (14) (17)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	906	906	—
			Secured Debt	(9)	3/30/2024		13.45%	SF+	8.75%	6.00%	3/29/2029	1,666	1,666	1,666
			Secured Debt	(9)	3/30/2024		13.45%	SF+	8.75%	13.45%	3/29/2029	1,055	1,055	1,055
			Common Stock		8/21/2019	392,514							3,678	—
			Common Stock		3/29/2024	4,535,784							166	166
													8,413	2,887
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	2,750	2,723	2,723
			Preferred Equity	(8)	3/28/2022	12,214							1,221	1,250
													3,944	3,973
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (28)	12/22/2021		13.37%	SF+	8.00%		12/22/2026	702	695	664
			Secured Debt	(9)	12/22/2021		12.85%	SF+	8.00%		12/22/2026	2,980	2,953	2,820
			Secured Debt	(9)	2/1/2024		12.85%	SF+	8.00%		12/22/2026	279	272	264
			Common Equity		12/22/2021	140,351							140	20
													4,060	3,768
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9) (14)	10/4/2021		14.50%	SF+	9.75%		10/4/2026	1,286	1,238	967
			Secured Debt	(9) (14)	10/4/2021		14.50%	SF+	9.75%		10/4/2026	9,262	9,175	6,966
													10,413	7,933
Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/9/2019		10.11%	SF+	5.00%		5/9/2026	5,720	5,701	5,548

LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	9/17/2024		12.43%	SF+	7.25%		12/31/2025	601	601	601
			Secured Debt	(9)	5/2/2019		12.60%	SF+	7.25%		12/31/2025	7,872	7,798	7,872
			Secured Debt	(9)	5/2/2019		12.60%	SF+	7.25%		12/31/2025	5,194	5,144	5,194
			Secured Debt	(9)	2/26/2021		12.60%	SF+	7.25%		12/31/2025	863	854	863
			Secured Debt	(9)	5/12/2022		12.60%	SF+	7.25%		12/31/2025	8,737	8,651	8,737
													23,048	23,267
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		13.48%	SF+	8.00%	3.00%	8/16/2026	4,510	4,472	3,724

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	1/8/2018		13.25%	P+	4.75%		12/22/2024	11,552	11,486	8,578

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9) (30)	3/15/2021			SF+	7.50%		3/15/2026	—	(24)	—
			Secured Debt	(9)	3/28/2024		12.59%	SF+	7.50%		3/15/2026	21,222	21,014	21,222
													20,990	21,222
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(30)	10/19/2022						10/19/2025	—	—	—
			Secured Debt		10/19/2022		10.75%				10/19/2027	1,663	1,633	1,633
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			434	460
			Common Stock		10/19/2022	112,865							113	290
													2,180	2,383
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (30)	4/4/2022			SF+	6.00%		4/3/2028	—	(5)	(5)
			Secured Debt	(9)	4/4/2022		10.95%	SF+	6.00%		4/3/2028	2,497	2,466	2,497
													2,461	2,492
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	10/24/2018		12.56%	SF+	7.00%		12/31/2026	18,152	17,935	16,242

Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (28)	11/30/2023		11.37%	SF+	6.25%		11/30/2028	975	951	975
			Secured Debt	(9) (26)	11/30/2023		11.33%	SF+	6.25%		11/30/2028	860	842	860
			Secured Debt	(9)	11/30/2023		10.31%	SF+	5.25%		11/30/2028	3,209	3,144	3,209
			Secured Debt	(9)	11/30/2023		12.31%	SF+	7.25%		11/30/2028	3,209	3,142	3,209
			Common Equity		11/30/2023	300,000							300	300
													8,379	8,553
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		14.00%				8/19/2029	2,400	2,186	2,186
			Preferred Member Units	(8)	8/19/2024	40,821	12.00%			12.00%			414	414
			Warrants	(27)	8/19/2024	14,842							148	148
													2,748	2,748
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	1,155	1,143	1,181
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	3,002	2,970	3,319
			Secured Debt		5/24/2022		14.00%			4.00%	5/24/2027	5,109	5,057	5,109

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Unsecured Debt		11/14/2023		8.00%			8.00%	3/31/2025	32	32	32
			Unsecured Debt		3/15/2024		8.00%			8.00%	6/30/2025	16	16	16
			Unsecured Debt		9/25/2024		8.00%			8.00%	12/21/2025	30	30	30
			Common Stock		8/30/2022	12,798,820							256	211
													9,504	9,898
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (30)	12/18/2019			SF+	6.50%		12/18/2026	—	(3)	(3)
			Secured Debt	(9)	12/18/2019		11.98%	SF+	6.50%		12/18/2026	14,651	14,521	14,651
													14,518	14,648
Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (30)	6/21/2024			SF+	7.50%		12/21/2028	—	(14)	(14)
			Secured Debt	(9)	6/21/2024		12.53%	SF+	7.50%		6/21/2029	11,979	11,643	11,514
													11,629	11,500
OnPoint	(10)	Environmental & Facilities Services
			Secured Debt	(9)	4/1/2024		11.60%	SF+	7.00%		11/16/2027	2,910	2,886	2,886

Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	806							1,805	1,805

Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (30)	6/7/2023			SF+	6.50%		6/7/2028	—	(29)	(29)
			Secured Debt	(9)	6/7/2023		11.35%	SF+	6.50%		6/7/2028	2,646	2,583	2,646
			Secured Debt	(9)	6/7/2023		11.60%	SF+	6.50%		6/7/2028	7,879	7,705	7,879
			Common Equity		6/7/2023	532							532	1,360
													10,791	11,856
PrimeFlight Aviation Services	(10)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		10.58%	SF+	5.50%		5/1/2029	5,925	5,757	5,925
			Secured Debt	(9)	9/7/2023		10.10%	SF+	5.50%		5/1/2029	566	548	566
			Secured Debt	(9)	1/30/2024		10.10%	SF+	5.50%		5/1/2029	569	556	569
			Secured Debt	(9)	6/28/2024		9.85%	SF+	5.25%		5/1/2029	646	637	646
													7,498	7,706
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (28)	8/19/2022		12.19%	SF+	6.75%		8/19/2027	448	441	442
			Secured Debt	(9)	8/19/2022		12.13%	SF+	6.75%		8/19/2027	1,422	1,404	1,403

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													1,845	1,845
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Secured Debt	(9) (30)	10/2/2023			SF+	8.00%		10/2/2028	—	(16)	(16)
			Secured Debt	(9)	10/2/2023		13.64%	SF+	8.00%		10/2/2028	3,906	3,828	3,906
			Preferred Equity		10/2/2023	13,021							1,289	1,289
			Common Equity		4/1/2024	13,021							13	520
													5,114	5,699
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (28)	8/24/2023		11.92%	SF+	6.75%		8/24/2028	1,333	1,288	1,313
			Secured Debt	(9)	8/24/2023		12.03%	SF+	6.75%		8/24/2028	10,354	10,109	10,194
			Secured Debt	(9)	9/10/2024		11.86%	SF+	6.75%		8/24/2028	5,097	4,997	5,018
													16,394	16,525
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (30)	8/27/2021			SF+	8.00%		8/27/2026	—	(7)	—
			Secured Debt	(9)	8/27/2021		12.59%	SF+	7.00%		8/27/2026	4,223	4,158	4,057
			Secured Debt	(9)	8/27/2021		14.59%	SF+	9.00%		8/27/2026	4,223	4,158	4,016
													8,309	8,073
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		12.79%	SF+	8.00%	2.00%	11/16/2025	6,509	6,496	6,509
			Secured Debt	(9)	7/16/2021		12.79%	SF+	8.00%	2.00%	11/16/2025	8,465	8,446	8,465
													14,942	14,974
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				12/22/2027	4,200	4,087	4,200
			Common Stock	(8)	9/13/2018	17,500							—	540
													4,087	4,740
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (30)	8/8/2024			SF+	5.25%		8/8/2029	—	—	—
			Secured Debt	(9)	8/8/2024		10.20%	SF+	5.25%		8/8/2029	4,388	4,355	4,355
			Common Equity		12/10/2021	61							61	59
													4,416	4,414
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (28)	7/1/2022		12.46%	SF+	7.50%		7/1/2027	780	769	780
			Secured Debt	(9)	7/1/2022		12.45%	SF+	7.50%		7/1/2027	4,888	4,834	4,888
			Common Stock		7/1/2022	200,000							200	190
													5,803	5,858
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(23)	7/7/2021	1,000,000							1,000	2,410

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(30)	8/9/2021						8/9/2026	—	(2)	(2)
			Secured Debt		8/9/2021		10.00%				8/9/2026	1,400	1,388	1,372
			Preferred Stock	(8)	9/1/2023	65,427							65	65
			Preferred Stock	(8)	8/9/2021	320,000							1,600	1,600
													3,051	3,035
Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9) (30)	3/11/2024			SF+	6.50%		3/11/2029	—	(43)	(43)
			Secured Debt	(9)	3/11/2024		11.10%	SF+	6.50%		3/11/2029	13,082	12,676	12,844
			Preferred Equity		3/11/2024	468,750	8.00%			8.00%			469	469
													13,102	13,270
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		12.50%	SF+	7.15%	6.00%	5/2/2027	6,755	2,458	2,702
			Secured Debt	(14)	6/1/2023						5/2/2027	692	15	—
													2,473	2,702
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	7/29/2024		11.51%	SF+	6.25%		7/27/2029	19,539	19,147	19,147
			Common Equity		7/29/2024	412,371							412	412
													19,559	19,559
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	2,200	2,142	2,142
			Preferred Equity	(8)	2/16/2024	1,000	9.00%			9.00%			1,057	1,057
													3,199	3,199
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		12.75%	SF+	7.50%		4/5/2029	3,000	2,934	3,000

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	3,180

Vitesse Systems	(10)	Component Manufacturing and Machining Platform

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (32)	12/22/2023		12.47%				12/22/2028	1,705	1,666	1,705
			Secured Debt	(9)	12/22/2023		11.96%	SF+	7.00%		12/22/2028	12,406	12,146	12,406
													13,812	14,111
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	769,231							769	1,910

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (30)	7/19/2021			SF+	7.00%		7/19/2026	—	(4)	(4)
			Secured Debt	(9)	7/19/2021		12.48%	SF+	7.00%		7/19/2026	3,733	3,702	3,733
			Common Stock		7/19/2021	500,000							500	1,160
													4,198	4,889
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	306	303	290
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	53	48	50
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	2,177	2,162	2,059
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	1,965	1,951	1,858
													4,464	4,257
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (26)	3/1/2022		9.60%	SF+	5.00%		3/1/2028	662	652	662
			Secured Debt	(9)	3/1/2022		9.60%	SF+	5.00%		3/1/2028	2,925	2,888	2,925
			Secured Debt	(9)	11/3/2023		9.60%	SF+	5.00%		3/1/2028	1,456	1,430	1,456
			Common Stock	(8)	3/1/2022	200,000							200	590
													5,170	5,633
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021		13.59%	SF+	8.00%		11/19/2026	833	778	800
			Secured Debt	(9)	11/19/2021		13.59%	SF+	8.00%		11/19/2026	2,343	2,305	2,248
			Secured Debt	(9)	1/16/2024		12.59%	SF+	7.00%		11/19/2026	9,050	8,892	8,684
			Secured Debt	(9)	1/16/2024		14.59%	SF+	9.00%		11/19/2026	9,050	8,892	8,684
													20,867	20,416
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	1,606	1,586	1,586
			Preferred Equity	(8)	12/12/2022	530							530	530
													2,116	2,116
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		10.16%	SF+	5.25%		12/20/2028	1,179	1,159	1,179
			Secured Debt	(9)	12/17/2021		10.63%	SF+	5.25%		12/20/2028	2,334	2,309	2,334
													3,468	3,513

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		12.89%	SF+	7.50%		8/9/2026	5,153	5,087	4,699

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9) (26)	2/11/2022		12.46%	SF+	7.25%	1.50%	12/31/2024	2,360	2,360	2,219
			Secured Debt	(9) (26)	2/11/2022		12.46%	SF+	7.25%	1.50%	12/31/2024	591	591	555
													2,951	2,774
ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9) (30)	6/14/2024			SF+	6.00%		6/14/2029	—	(29)	(29)
			Secured Debt	(9)	6/14/2024			SF+	6.00%		6/14/2029	630	598	613
			Secured Debt	(9)	6/14/2024		11.26%	SF+	6.00%		6/14/2029	995	977	969
			Secured Debt	(9)	6/14/2024		11.30%	SF+	6.00%		6/14/2029	7,133	7,000	6,944
													8,546	8,497
Subtotal Non-Control/Non-Affiliate Investments (127.8% of net assets at fair value)													$836,194	$790,604
Total Portfolio Investments, September 30, 2024 (188.0% of net assets at fair value)													$1,132,577	$1,162,627

Money market funds (included in cash and cash equivalents)
First American Treasury Obligations Fund Class Z	(16)												$10,798	$10,798
Fidelity Government Portfolio Fund Class III	(34)												20,397	20,397
Total money market funds													$31,195	$31,195
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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)
(8)Income producing through dividends or distributions.
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 96% of the loans (based on the par amount) contain Term SOFR (“SOFR”) floors which range between 0.75% and 5.25%, with a weighted-average floor of 1.25%.
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
(16)Effective yield as of September 30, 2024 was approximately 4.97% on the First American Treasury Obligations Fund Class Z.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of September 30, 2024.
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
(25)A majority of the variable rate loans in the Company’s Investment Portfolio (defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of September 30, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.43%.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2024.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2024.
(29)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(30)The position is unfunded and no interest income is being earned as of September 30, 2024. The position may earn a nominal unused facility fee on committed amounts.
(31)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)
(32)RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. As of September 30, 2024, the facility had contracts running under the terms SF+7.00% (Floor 1.00%) and P+6.00% (Floor 2.00%). The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2024.
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
(34)Effective yield as of September 30, 2024 was approximately 4.58% on the Fidelity Government Portfolio Fund Class III.

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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE A — ORGANIZATION AND BASIS OF PRESENTATION
1.Organization
MSC Income Fund, Inc. (“MSIF” or, together with its consolidated subsidiaries, “MSC Income Fund” or the “Company”) is a principal investment firm primarily focused on providing debt capital to private (“Private Loan”) companies owned by or in the process of being acquired by a private equity fund (its “Private Loan investment strategy”) and secondarily focused on providing customized long-term debt and equity capital solutions to lower middle market (“LMM”) companies (its “LMM investment strategy”). MSC Income Fund’s portfolio investments are typically made to support leveraged buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. MSC Income Fund seeks to partner with private equity fund sponsors in its Private Loan investment strategy and primarily invests in secured debt investments of Private Loan companies generally headquartered in the United States. MSC Income Fund also seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” debt and equity financing solutions within its LMM investment strategy. Through its LMM investment strategy, MSC Income Fund primarily invests in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the United States.
MSC Income Fund also maintains a legacy portfolio of investments in larger middle market (“Middle Market”) companies (its “Middle Market investment portfolio”) and a limited portfolio of other portfolio (“Other Portfolio”) investments. MSC Income Fund’s Middle Market investments are generally debt investments in companies owned by a private equity fund that were originally issued through a syndication financing process. MSC Income Fund has generally stopped making new Middle Market investments and expects its Middle Market investment portfolio to continue to decline in future periods as its existing Middle Market investments are repaid or sold. MSC Income Fund’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments in unaffiliated investment companies and private funds managed by third parties. The “Investment Portfolio,” as used herein, refers to all of MSC Income Fund’s investments in Private Loan portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio investments
MSIF was formed in November 2011 to operate as an externally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSIF has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSIF generally does not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
2.Basis of Presentation
MSC Income Fund’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income Fund’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. The Investment Portfolio as used herein, refers to all of MSC Income Fund’s investments in Private Loan portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio investments. MSC Income Fund’s results of operations for the three and nine months ended September 30, 2024 and 2023, cash flows for the nine months ended September 30, 2024 and 2023, and financial position as of September 30, 2024 and December 31, 2023, are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of MSC Income Fund are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
MSC Income Fund’s portfolio strategy calls for it to invest primarily in debt securities issued by Private Loan companies and illiquid debt and equity securities issued by LMM companies. MSC Income Fund also maintains a legacy portfolio of investments in Middle Market companies and a limited portfolio of Other Portfolio investments. MSC Income Fund’s portfolio investments may be subject to restrictions on resale.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income Fund performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income Fund, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
regarding MSC Income Fund’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income Fund’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income Fund’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 17 and 14 Private Loan portfolio companies during the three months ended September 30, 2024 and 2023, respectively, representing 24% and 21% of the total Private Loan portfolio at fair value as of September 30, 2024 and 2023, respectively. A total of 58 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2024, representing 78% of the total Private Loan portfolio at fair value as of September 30, 2024. Excluding its investments in Private Loan portfolio companies that, as of September 30, 2024, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, 96% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2024.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income Fund, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income Fund’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income Fund’s investments in each LMM portfolio company at least once every calendar year, and for MSC Income Fund’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income Fund may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income Fund’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income Fund consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 12 LMM portfolio companies during each of the three months ended September 30, 2024 and 2023, representing 22% and 25% of the total LMM portfolio at fair value as of September 30, 2024 and 2023, respectively. A total of 48 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2024, representing 93% of the total LMM portfolio at fair value as of September 30, 2024. Excluding its investments in LMM portfolio companies that, as of September 30, 2024, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2024.
For valuation purposes, all of MSC Income Fund’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, MSC Income Fund uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income Fund generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
current hypothetical sale using the Waterfall valuation method. MSC Income Fund generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (94% and 97% as of September 30, 2024 and December 31, 2023, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) MSC Income Fund has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
For valuation purposes, all of MSC Income Fund’s Other Portfolio investments are non-control investments. MSC Income Fund’s Other Portfolio investments comprised 2.2% and 2.3% of MSC Income Fund’s Investment Portfolio at fair value as of September 30, 2024 and December 31, 2023, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income Fund generally determines the fair value of these investments using the NAV valuation method.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income Fund’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. MSC Income Fund believes its Investment Portfolio as of September 30, 2024 and December 31, 2023 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
2.Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio, the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by MSC Income Fund pursuant to valuation policies and procedures approved and overseen by MSC Income Fund’s Board of Directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2024 and December 31, 2023, the Company had $31.2 million and $20.8 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of September 30, 2024 and December 31, 2023, cash balances totaling $16.5 million and $9.0 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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
As of September 30, 2024, investments on non-accrual status comprised 2.6% of MSC Income Fund’s total Investment Portfolio at fair value and 6.5% at cost. As of December 31, 2023, investments on non-accrual status comprised 1.1% of MSC Income Fund’s total Investment Portfolio at fair value and 4.0% at cost.
MSC Income Fund holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the PIK interest and cumulative dividends in cash. MSC Income Fund stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2024 and 2023, (i) 6.7% and 4.6%, respectively, of MSC Income Fund’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1% of MSC Income Fund’s total investment income in each period was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2024 and 2023, (i) 5.4% and 3.9%, respectively, of MSC Income Fund’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1% of MSC Income Fund’s total investment income in each period was attributable to cumulative dividend income not paid currently in cash.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A presentation of total investment income MSC Income Fund received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$30,236	$29,400	$88,154	$86,791
Dividend income	2,485	2,399	8,964	7,862
Fee income	756	552	4,255	1,973
Total interest, fee and dividend income	$33,477	$32,351	$101,373	$96,626
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
To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income Fund may not have collected the interest income. For the three months ended September 30, 2024 and 2023, 3.0% and 2.6%, respectively, and for the nine months ended September 30, 2024 and 2023, 2.8% and 2.6%, respectively, of MSC Income Fund’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.

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
MSC Income Fund’s debt instruments, including all revolving and term debt, are accounted for on a historical cost basis as applicable under U.S. GAAP. As also required under U.S. GAAP, MSC Income Fund discloses the estimated fair value of its debt obligations in Note D — Debt. To estimate the fair value of MSC Income Fund’s Series A Notes as disclosed in Note D — Debt, MSC Income Fund uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security. The inputs used to value MSC Income Fund’s debt instruments for purposes of the fair value estimate disclosures in Note D — Debt are considered to be Level 2 according to the ASC 820 fair value hierarchy.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments in this update require incremental disclosures related to a public entity’s reportable segments. ASU 2023-07 is effective for years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of the new guidance on the consolidated financial statements and the notes thereto.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024, and early adoption is permitted. The Company is currently assessing the impact of the new guidance, but it does not expect ASU 2023-09 to have a material impact on the consolidated financial statements and the notes thereto.
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
As of September 30, 2024 and December 31, 2023, MSC Income Fund’s Private Loan portfolio investments primarily consisted of investments in secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2024 and December 31, 2023.
As of September 30, 2024 and December 31, 2023, all of MSC Income Fund’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income Fund’s LMM portfolio investments were categorized as Level 3 as of September 30, 2024 and December 31, 2023.
As of September 30, 2024 and December 31, 2023, MSC Income Fund’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income Fund’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2024 and December 31, 2023.
As of September 30, 2024 and December 31, 2023, MSC Income Fund’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income Fund’s Other Portfolio investments were categorized as Level 3 as of September 30, 2024 and December 31, 2023.
As of September 30, 2024 and December 31, 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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
The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of MSC Income Fund’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital (“WACC”). Significant increases (decreases) in

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement, and significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of MSC Income Fund’s Private Loan, LMM and Middle Market debt securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (see Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.
The following tables provide a summary of the significant unobservable inputs used to fair value MSC Income Fund’s Level 3 portfolio investments as of September 30, 2024 and December 31, 2023:

Type of Investment	Fair Value as of September 30, 2024 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted-Average (3)(4)	Median(3)
Equity investments	$244,788	Discounted cash flow	WACC	11.3% - 22.6%	14.5%	15.0%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.0x - 9.2x (2)	7.0x	6.5x
Debt investments	$879,495	Discounted cash flow	Risk adjusted discount factor (5)	9.8% - 17.5% (2)	13.6%	12.9%
			Expected principal recovery percentage	0.2% - 100.0%	99.7%	100.0%
Debt investments	$38,344	Market approach	Third-party quote	27.5 - 99.0	83.1	91.5
Total Level 3 investments	$1,162,627
_____________________
(1)EBITDA may include proforma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 15.7x and the range for risk adjusted discount factor is 8.0% - 31.8%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.
(4)Weighted-average is calculated for each significant unobservable input based on the applicable security’s fair value.
(5)Discount rate includes the effect of the standard SOFR base rate, as applicable.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Type of Investment	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range(3)	Weighted-Average (3)(4)	Median(3)
Equity investments	$254,770	Discounted cash flow	WACC	10.9% - 22.5%	14.4%	15.5%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.9x - 9.2x (2)	7.3x	6.5x
Debt investments	$777,003	Discounted cash flow	Risk adjusted discount factor (5)	9.8% - 16.8% (2)	13.1%	12.8%
			Expected principal recovery percentage	0.6% - 100.0%	99.6%	100.0%
Debt investments	$61,122	Market approach	Third-party quote	4.5 - 99.2	85.0	89.5
Total Level 3 investments	$1,092,895
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
(4)Weighted-average is calculated for each significant unobservable input based on the applicable security’s fair value.
(5)Discount rate includes the effect of the standard SOFR base rate, as applicable.
The following tables provide a summary of changes in fair value of MSC Income Fund’s Level 3 portfolio investments for the nine months ended September 30, 2024 and 2023 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2023	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other(1)	Fair Value as of September 30, 2024
Debt	$838,125	$—	$(169,492)	$264,572	$2,180	$(17,380)	$(166)	$917,839
Equity	254,029	—	(12,075)	10,127	(27,394)	17,987	166	242,840
Equity Warrant	741	—	—	1,128	(90)	169	—	1,948
	$1,092,895	$—	$(181,567)	$275,827	$(25,304)	$776	$—	$1,162,627
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2024 and December 31, 2023, MSC Income Fund's investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
As of September 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$679,863	$—	$—	$679,863
LMM portfolio investments	411,030	—	—	411,030
Middle Market portfolio investments	46,062	—	—	46,062
Other Portfolio investments	25,672	—	—	25,672
Total investments	$1,162,627	$—	$—	$1,162,627

		Fair Value Measurements
		(in thousands)
As of December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$595,326	$—	$—	$595,326
LMM portfolio investments	386,956	—	—	386,956
Middle Market portfolio investments	85,990	—	—	85,990
Other Portfolio investments	24,623	—	—	24,623
Total investments	$1,092,895	$—	$—	$1,092,895
Investment Portfolio Composition
MSC Income Fund’s principal investment objective is to maximize its investment portfolio’s total return by generating current income from its debt investments and current income and capital appreciation from its equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. MSC Income Fund seeks to achieve its investment objective primarily through its Private Loan and LMM investment strategies.
MSC Income Fund’s Private Loan investment strategy is focused on investments in secured debt in privately held companies that generally have annual revenues between $25 million and $500 million, and its Private Loan investments generally range in size from $1 million to $20 million. MSC Income Fund’s Private Loan investments primarily consist of debt securities that have primarily been originated directly by the Adviser or, to a lesser extent, through the Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, MSC Income Fund’s Private Loan investments are typically made in a company owned by or in the process of being acquired by a private equity fund. MSC Income Fund’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. MSC Income Fund may have the option to co-invest with Main Street and the private equity fund in the equity securities of its Private Loan portfolio companies.
MSC Income Fund’s LMM investment strategy is focused on investments in secured debt and equity in privately held, LMM companies based in the United States. MSC Income Fund’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $1 million to $20 million. The LMM debt investments are typically secured by a first priority lien on the assets of the portfolio company, can

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
include either fixed or floating interest rate terms and generally have a term of between five and seven years from the original investment date. MSC Income Fund typically makes direct equity investments and/or receives nominally priced equity warrants in connection with a debt investment.
MSC Income Fund also maintains a legacy portfolio of investments in Middle Market companies. MSC Income Fund’s Middle Market investments are generally debt investments in companies owned by a private equity fund that were originally issued through a syndication financing process. MSC Income Fund has generally stopped making new Middle Market investments and expects its Middle Market investment portfolio to continue to decline in future periods as its existing Middle Market investments are repaid or sold. MSC Income Fund’s Middle Market debt investments generally range in size from $1 million to $20 million, are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.
MSC Income Fund’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments in unaffiliated investment companies and private funds managed by third parties. In the Other Portfolio, MSC Income Fund may incur indirect fees and expenses to third party managers. For Other Portfolio investments, MSC Income Fund generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be realized over a five to ten-year period.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2024 and 2023, MSC Income Fund did not record investment income from any single portfolio company in excess of 10% of total investment income.
The following tables provide a summary of MSC Income Fund’s investments in the Private Loan, LMM and Middle Market portfolios as of September 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments, which are discussed further below).

	As of September 30, 2024
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	84	55	11
Fair value	$679.9	$411.0	$46.1
Cost	$700.0	$340.5	$73.0
Debt investments as a % of portfolio (at cost)	95.6%	70.8%	88.9%
Equity investments as a % of portfolio (at cost)	4.4%	29.2%	11.1%
% of debt investments at cost secured by first priority lien	99.9%	99.9%	99.9%
Weighted-average annual effective yield (b)	12.7%	13.2%	14.1%
Average EBITDA (c)	$33.2	$10.0	$44.3
___________________
(a)As of September 30, 2024, MSC Income Fund had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of September 30, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of September 30, 2024. The weighted-average annual effective yield on MSC Income Fund’s debt portfolio as of September 30, 2024 including debt investments on non-accrual status was 12.1% for its Private Loan portfolio, 11.8% for its LMM portfolio and 9.4% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies, two LMM portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for MSC Income Fund’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
___________________
(a)As of December 31, 2023, MSC Income Fund had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2023. The weighted-average annual effective yield on MSC Income Fund’s debt portfolio as of December 31, 2023 including debt investments on non-accrual status was 12.6% for its Private Loan portfolio, 13.0% for its LMM portfolio and 9.9% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
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
For the three months ended September 30, 2024 and 2023, MSC Income Fund achieved an annualized total return on investments of 10.5% and 12.0%, respectively. For the nine months ended September 30, 2024 and 2023, MSC Income

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Fund achieved an annualized total return on investments of 12.4% and 12.9%, respectively. For the year ended December 31, 2023, MSC Income Fund achieved a total return on investments of 13.6%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. MSC Income Fund’s total return on investments is not reflective of what an investor in shares of MSC Income Fund’s common stock will realize on its investment because it does not reflect MSC Income Fund’s utilization of debt capital in its capital structure, MSC Income Fund’s expenses or any sales load paid by an investor.
As of September 30, 2024, MSC Income Fund had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $25.7 million in fair value and $19.1 million in cost basis and which comprised 2.2% and 1.7% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, MSC Income Fund had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $24.6 million in fair value and $21.5 million in cost basis and which comprised 2.3% and 2.1% of MSC Income Fund’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of September 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments, which are discussed above).

Cost:	September 30, 2024	December 31, 2023
First lien debt	87.6%	86.5%
Equity	12.1	13.3
Second lien debt	—	—
Equity warrants	0.3	0.2
Other	—	—
	100.0%	100.0%

Fair Value:	September 30, 2024	December 31, 2023
First lien debt	80.7%	78.4%
Equity	19.1	21.5
Second lien debt	—	—
Equity warrants	0.2	0.1
Other	—	—
	100.0%	100.0%
The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of September 30, 2024

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
and December 31, 2023 (this information excludes Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2024	December 31, 2023
Northeast	22.5%	21.9%
Midwest	22.4	17.6
West	18.7	17.0
Southeast	17.9	17.8
Southwest	16.8	23.8
Canada	0.7	0.8
Other Non-United States	1.0	1.1
	100.0%	100.0%

Fair Value:	September 30, 2024	December 31, 2023
Midwest	23.2%	18.3%
Northeast	22.6	21.6
Southwest	18.7	26.8
West	18.6	16.4
Southeast	15.2	15.0
Canada	0.7	0.8
Other Non-United States	1.0	1.1
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income Fund’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of MSC Income Fund’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value as of September 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments).

Cost:	September 30, 2024	December 31, 2023
Commercial Services & Supplies	7.8%	8.5%
Internet Software & Services	7.3	8.8
Machinery	6.9	6.0
Professional Services	6.3	5.7
Electrical Equipment	6.1	2.2
Diversified Consumer Services	5.2	5.4
Containers & Packaging	4.5	4.3
IT Services	4.4	5.2
Distributors	4.2	4.4
Health Care Providers & Services	4.2	6.5
Leisure Equipment & Products	3.5	3.7
Textiles, Apparel & Luxury Goods	2.8	3.1
Specialty Retail	2.7	2.9
Communications Equipment	2.5	2.7
Computers & Peripherals	2.5	2.9
Hotels, Restaurants & Leisure	2.5	2.1
Diversified Financial Services	2.3	2.1
Building Products	2.2	2.1
Construction & Engineering	2.2	2.5
Household Products	1.8	2.0
Aerospace & Defense	1.7	2.6
Auto Components	1.7	0.8
Internet & Catalog Retail	1.7	1.6
Software	1.7	1.4
Energy Equipment & Services	1.6	0.5
Food & Staples Retailing	1.6	1.5
Marine	1.4	—
Media	1.2	2.5
Health Care Equipment & Supplies	1.1	1.3
Other (1)	4.4	4.7
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	September 30, 2024	December 31, 2023
Machinery	8.3%	7.4%
Commercial Services & Supplies	6.9	7.3
Internet Software & Services	6.4	7.3
Professional Services	6.3	5.5
Diversified Consumer Services	6.1	6.5
Electrical Equipment	6.1	2.3
Containers & Packaging	4.9	4.6
IT Services	4.5	5.0
Computers & Peripherals	4.4	4.6
Distributors	4.4	4.6
Health Care Providers & Services	3.8	6.0
Construction & Engineering	3.0	3.1
Leisure Equipment & Products	3.0	3.3
Specialty Retail	2.7	2.7
Textiles, Apparel & Luxury Goods	2.6	2.9
Building Products	2.3	1.9
Diversified Financial Services	2.3	2.0
Software	2.1	1.7
Hotels, Restaurants & Leisure	1.8	1.6
Household Products	1.8	1.9
Aerospace & Defense	1.7	2.5
Auto Components	1.7	0.8
Internet & Catalog Retail	1.5	1.5
Air Freight & Logistics	1.4	1.6
Energy Equipment & Services	1.4	0.3
Food & Staples Retailing	1.4	1.2
Media	1.4	2.6
Marine	1.3	—
Communications Equipment	1.0	1.1
Construction Materials	—	2.2
Other (1)	3.5	4.0
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
As of September 30, 2024 and December 31, 2023, MSC Income Fund had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
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
As of September 30, 2024 and December 31, 2023, MSC Income Fund had no single investment that qualified as a significant subsidiary under either the investment or income tests.
NOTE D — DEBT
Summary of MSC Income Fund’s debt as of September 30, 2024 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
SPV Facility	$259,688	$—	$259,688	$259,688
Corporate Facility	147,000	—	147,000	147,000
Series A Notes	150,000	(621)	149,379	138,677
Total Debt	$556,688	$(621)	$556,067	$545,365
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
Summarized interest expense for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
SPV Facility	$5,904	$5,933	$17,902	$16,127
Corporate Facility	2,880	1,880	6,799	5,703
Series A Notes	1,590	1,590	4,769	4,769
Total Interest Expense	$10,374	$9,403	$29,470	$26,599
A summary of MSC Income Fund’s average amount of total borrowings outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in millions)
Weighted-average borrowings outstanding	$531.1	$495.0	$504.5	$481.7
Weighted-average effective interest rate	7.8%	7.6%	7.8%	7.4%
SPV Facility
MSC Income Fund, through MSIF Funding, LLC (“MSIF Funding”), a wholly-owned Structured Subsidiary that primarily holds debt investments, is party to a senior secured revolving credit facility dated February 3, 2021 (as amended, the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”) with JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator, JPM and other financial institutions as lenders and MSIF as portfolio manager. In August 2023, the SPV facility was amended to extend the revolving period expiration date from February 3, 2024 to February 3, 2027 and the maturity date from February 3, 2025 to February 3, 2028. Additionally, total commitments were reduced from $325.0 million to $300.0 million. Advances under the SPV Facility bear interest at a per annum rate equal to the three month SOFR in effect, plus the

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
applicable margin of 3.00%. MSIF Funding also pays a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until February 2, 2027. As of September 30, 2024, the SPV Facility included total commitments of $300.0 million and an accordion feature, with the right to request an increase of total commitments and borrowing availability up to $450.0 million. The SPV Facility is secured by a collateral loan on the assets of MSIF Funding. In connection with the SPV Facility, MSIF Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of September 30, 2024, the interest rate for borrowings on the SPV Facility was 7.84%. The average interest rate for borrowings under the SPV Facility was 8.32% and 8.25% per annum for the three months ended September 30, 2024 and 2023, respectively, and 8.32% and 7.99% per annum for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, MSIF Funding was in compliance with all financial covenants of the SPV Facility.
Corporate Facility
MSC Income Fund is a party to a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “Corporate Facility”) with EverBank (formerly known as TIAA Bank), as administrative agent, and with EverBank and other financial institutions as lenders. As of September 30, 2024, the Corporate Facility included (i) total commitments of $165.0 million, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $200.0 million of total commitments and (iii) a revolving period and maturity date of September 1, 2025 and March 1, 2026, respectively, with two one-year extension options subject to lender approval.
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
As of September 30, 2024, the interest rate for borrowings on the Corporate Facility was 7.70%. The average interest rate for borrowings under the Corporate Facility was 7.81% and 7.75% per annum for the three months ended September 30, 2024 and 2023, respectively, and 7.82% and 7.39% per annum for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, MSC Income Fund was in compliance with all financial covenants of the Corporate Facility.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of MSIF or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of September 30, 2024, MSC Income Fund was in compliance with all financial covenants of the Note Purchase Agreement.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE E — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights of MSC Income Fund for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
Per Share Data:	2024	2023
NAV as of the beginning of the period	$7.77	$7.61
Net investment income (1)	0.54	0.53
Net realized gain (loss) (1)(2)	0.30	(0.31)
Net unrealized appreciation (depreciation) (1)(2)	(0.31)	0.38
Income tax provision (1)(2)	(0.08)	(0.04)
Net increase in net assets resulting from operations (1)	0.45	0.56
Dividends paid from net investment income (6)	(0.37)	(0.53)
Distributions paid from capital gains (6)	(0.17)	—
Distributions paid or accrued (3)(6)	(0.54)	(0.53)
Accretive effect of stock repurchases (repurchasing shares below NAV per share) (4)	0.01	0.02
Other (5)	—	0.01
NAV as of the end of the period	$7.69	$7.67
Shares outstanding as of the end of the period	80,434,891	80,013,948
________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation, and income tax provision or benefit can fluctuate significantly from period to period.
(3)Represents stockholder distributions paid or accrued for the period.
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
(6)MSIF’s taxable income for each period is an estimate and will not be finally determined until MSIF files its tax return for each year. As a result, the character of MSIF’s dividends and distributions for each period is also an estimate. Therefore, the final character of MSIF’s dividends and distributions may be different than this estimate.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
NAV as of the end of the period	$618,485	$613,569
Average NAV	$620,622	$611,329
Average outstanding debt	$512,088	$482,021

Ratios to average NAV:
Ratio of total expenses, including income tax provision, to average NAV(1)(2)(3)(5)	10.38%	9.35%
Ratio of operating expenses to average NAV(2)(3)(5)	9.39%	8.83%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)(5)	4.64%	4.48%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)(5)	3.13%	3.03%
Ratio of net investment income to average NAV(2)(5)	6.94%	6.97%
Portfolio turnover ratio(2)	18.54%	12.32%
Total return based on change in NAV(2)(4)	6.41%	7.36%
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
(5)Net of expense waivers of $6.7 million and $6.3 million for the nine months ended September 30, 2024 and 2023, respectively. Excluding these expense waivers, the expense and income ratios are as follows:

	Nine Months Ended September 30,
	2024	2023

Ratio of total expenses, including income tax provision, to average NAV(1)(2)(3)	11.49%	10.39%
Ratio of operating expenses to average NAV(2)(3)	10.49%	9.87%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	5.73%	5.52%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)	4.22%	4.06%
Ratio of net investment income to average NAV(2)	5.88%	5.95%
________________
See footnotes (1), (2), and (3) immediately prior to this table.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE F — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
MSC Income Fund currently pays quarterly dividends to its stockholders. Future quarterly dividends, if any, will be determined by its Board of Directors on a quarterly basis. MSC Income Fund paid or accrued dividends to its common stockholders of $14.5 million, or $0.18 per share, during the three months ended September 30, 2024, and $43.7 million, or $0.545 per share, during the nine months ended September 30, 2024, compared to $14.0 million, or $0.175 per share, during the three months ended September 30, 2023, and $42.0 million, or $0.525 per share, during the nine months ended September 30, 2023.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
	(estimated, dollars in thousands)

Net increase in net assets resulting from operations	$36,089	$44,869
Net unrealized (appreciation) depreciation	24,656	(30,415)
Income tax provision	6,150	3,189
Pre-tax book income not consolidated for tax purposes	(9,867)	(676)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(9,989)	20,099
Estimated taxable income (1)	47,039	37,066
Taxable income earned in prior year and carried forward for distribution in current year	14,745	20,674
Taxable income earned prior to period end and carried forward for distribution next period	(32,538)	(29,705)
Dividend accrued as of period end and paid in the following period	14,478	14,002
Total distributions accrued or paid to common stockholders	$43,724	$42,037
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The income tax provision for MSC Income Fund is generally composed of (i) deferred tax expense, which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on MSC Income Fund’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income Fund’s Consolidated Statements of Operations. MSC Income Fund’s provision for income taxes was comprised of the following for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Current tax expense (benefit):
Federal	$761	$(39)	$1,145	$15
State	397	337	810	565
Excise	491	133	570	374
Total current tax expense	1,649	431	2,525	954
Deferred tax expense (benefit):
Federal	652	292	3,395	2,533
State	133	(750)	230	(298)
Total deferred tax expense (benefit)	785	(458)	3,625	2,235

Total income tax provision (benefit)	$2,434	$(27)	$6,150	$3,189
The net deferred tax liability as of September 30, 2024 and December 31, 2023 was $6.9 million and $3.3 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries.
As of September 30, 2024, for U.S. federal income tax purposes, the Taxable Subsidiaries did not have any net operating loss carryforwards. The Taxable Subsidiaries have net capital loss carryforwards from prior years which, if unused, will expire in various taxable years 2025 through 2027. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
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
For the three months ended September 30, 2024 and 2023, MSC Income Fund funded $4.0 million and $4.2 million, respectively, for shares of its common stock tendered for repurchase under the share repurchase program. For the three months ended September 30, 2024, MSC Income Fund did not tender any shares of its common stock for repurchase through its Dutch auction tender offers. For the three months ended September 30, 2023, MSC Income Fund funded $2.8 million for shares of its common stock tendered for repurchase through its Dutch auction tender offers. For the nine months ended September 30, 2024 and 2023, MSC Income Fund funded $12.3 million and $12.5 million, respectively, for shares of its common stock tendered for repurchase under the share repurchase program. For the nine months ended September 30, 2024 and 2023, MSC Income Fund funded $4.5 million and $5.1 million, respectively, for shares of its common stock tendered for repurchase through its Dutch auction tender offers.
Since the reinstatement of its share repurchase program in March 2021, after briefly suspending it during the COVID-19 pandemic, through September 30, 2024, MSC Income Fund has funded the repurchase of $54.9 million in shares of common stock under the share repurchase program. MSC Income Fund has also purchased $12.3 million in shares of common stock through its various Dutch auction tender offers completed from June 2023 through September 30, 2024.
NOTE H — DIVIDEND REINVESTMENT PLAN
MSC Income Fund’s dividend reinvestment plan (the “DRIP”) provides for the reinvestment of dividends on behalf of its stockholders. As a result, if MSC Income Fund declares a cash dividend, its stockholders who have “opted in” to the DRIP will have their cash dividend automatically reinvested into additional shares of MSC Income Fund common stock. The number of shares of common stock to be issued to a stockholder under the DRIP shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price per share of common stock determined by MSC Income Fund’s Board of Directors or a committee thereof, in its sole discretion, that is (i) not less than the NAV per share of common stock determined in good faith by the Board of Directors or a committee thereof, in its sole discretion, within 48 hours prior to the payment of the distribution and (ii) not more than 2.5% greater than the NAV per share as of such date.
Summarized DRIP information for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
DRIP participation	$13,578	$13,864
Shares issued for DRIP	1,706,763	1,767,289

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE I — COMMITMENTS AND CONTINGENCIES
As of September 30, 2024, MSC Income Fund had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

HPEP 3, L.P.	1,308
Brightwood Capital Fund III, LP	22

Total Equity Commitments (1)	$1,330

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Computer Data Source, LLC	$6,250
HEADLANDS OP-CO LLC	5,000
CQ Fluency, LLC	4,500
Mako Steel, LP	4,057
Insight Borrower Corporation (Industrial Physics)	3,888
ZRG Partners, LLC	3,718
Winter Services LLC	3,333
Hornblower Sub, LLC	2,432
JDC Power Services, LLC	2,105
BP Loenbro Holdings Inc.	1,798
Ansira Partners II, LLC	1,756
SI East, LLC (Stavig)	1,750
American Health Staffing Group, Inc.	1,667
Creative Foam Corporation	1,562
Burning Glass Intermediate Holding Company, Inc.	1,549
Bluestem Brands, Inc.	1,428
Titan Meter Midco Corp.	1,384
IG Parent Corporation (Infogain)	1,361
Power System Solutions	1,330
Buca C, LLC	1,321
Bettercloud, Inc.	1,216
Bond Brand Loyalty ULC	900
Imaging Business Machines, L.L.C.	890
Garyline, LLC	840
VVS Holdco LLC	800
Cody Pools, Inc.	786
PurgeRite, LLC	781
NinjaTrader, LLC	750
Sales Performance International, LLC	630
Centre Technologies Holdings, LLC	600
IG Investor, LLC (Ira Green)	600
South Coast Terminals Holdings, LLC	589
Obra Capital, Inc.	521
Coregistics Buyer LLC (Belvika)	513
AVEX Aviation Holdings, LLC	512
NexRev LLC	510

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The Affiliati Network, LLC	500
Wall Street Prep, Inc.	500
Island Pump and Tank, LLC	456
Microbe Formulas, LLC	434
CaseWorthy, Inc.	400
Johnson Downie Opco, LLC	400
Chamberlin Holding LLC	400
Trantech Radiator Topco, LLC	400
Colonial Electric Company LLC	400
Pinnacle TopCo, LLC	400
ArborWorks, LLC	382
Escalent, Inc.	349
Gamber-Johnson Holdings, LLC	300
Clad-Rex Steel, LLC	300
Roof Opco (Apple Roof), LLC	292
Career Team Holdings, LLC	225
SPAU Holdings, LLC	220
MetalForming AcquireCo, LLC	205
ASK (Analytical Systems Keco Holdings, LLC)	200
Mystic Logistics Holdings, LLC	200
Orttech Holdings, LLC	200
Batjer TopCo, LLC	180
PTL US Bidco, Inc	177
Mini Melts of America, LLC	150
ATS Operating, LLC	145
Elgin AcquireCo, LLC	123
Channel Partners Intermediateco, LLC	105
GRT Rubber Technologies LLC	100
LL Management, Inc.(Lab Logistics)	100
Gulf Publishing Holdings, LLC	100
AAC Holdings, Inc.	71
Inspire Aesthetics Management, LLC	43
Invincible Boat Company, LLC.	42

Total Loan Commitments	$72,126

Total Commitments	$73,456
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
MSC Income Fund will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income Fund follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income Fund had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of September 30, 2024.

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
For the three months ended September 30, 2024 and 2023, MSC Income Fund incurred base management fees of $5.3 million and $5.0 million, respectively. For the three months ended September 30, 2024 and 2023, MSC Income Fund incurred subordinated incentive fees on income of $2.1 million and $2.6 million, respectively. For each of the three months ended September 30, 2024 and 2023, MSC Income Fund did not incur any capital gains incentive fees. For the nine months ended September 30, 2024 and 2023, MSC Income Fund incurred base management fees of $15.5 million and $14.8 million, respectively. For the nine months ended September 30, 2024 and 2023, MSC Income Fund incurred subordinated incentive fees on income of $9.4 million and $8.9 million, respectively. For each of the nine months ended September 30, 2024 and 2023, MSC Income Fund did not incur any capital gains incentive fees.
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
The Adviser waived reimbursement of all Internal Administrative Services expenses from October 30, 2020 through December 31, 2021. On January 1, 2022, the Adviser assumed responsibility of certain administrative services that were previously provided for MSC Income Fund by a third-party sub-administrator. After December 31, 2021, the Adviser continued to waive reimbursement of all Internal Administrative Services expenses, except for the cost of the services previously provided by the sub-administrator. For the three months ended September 30, 2024 and 2023, MSC Income Fund incurred Internal Administrative Services expenses before expense waivers of $2.4 million and $2.2 million, respectively. For the three months ended September 30, 2024 and 2023, the Adviser waived the reimbursements of Internal Administrative Services expenses of $2.2 million and $2.0 million, respectively. For the nine months ended September 30, 2024 and 2023, MSC Income Fund incurred Internal Administrative Services expenses before expense waivers of $7.2 million and $6.8 million, respectively. For the nine months ended September 30, 2024 and 2023, the Adviser waived the reimbursements of Internal Administrative Services expenses of $6.7 million and $6.3 million, respectively. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
2.Offering Costs
In accordance with MSC Income Fund’s previous investment advisory agreement with the previous investment adviser (“HMS Adviser”), MSC Income Fund reimbursed HMS Adviser for any offering costs that were paid on MSC Income Fund’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with the offering of MSC Income Fund’s common stock, including through MSC Income Fund’s DRIP. HMS Adviser was responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the transaction whereby the Adviser became the investment adviser to MSC Income Fund, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for $0.6 million which remained payable to HMS Adviser and would be reimbursed as part of future issuances of common stock by MSC Income Fund. For the three months ended June 30, 2023, MSC Income Fund reimbursed HMS Adviser $0.1 million in connection with stock issuances. MSC Income Fund’s reimbursement obligation to HMS Adviser for organizational and offering expenses was fully repaid as of June 30, 2023.
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
(Unaudited)
5.    Other Related Party Transactions
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
NOTE K — SUBSEQUENT EVENTS
Our management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
On November 1, 2024, the Company repurchased 512,730 shares of its common stock validly tendered and not withdrawn on the terms set forth in the tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on September 26, 2024. The shares were repurchased at a price of $7.74 per share, which was the Company’s NAV per share as of November 1, 2024, for an aggregate purchase price of $4.0 million (an amount equal to 90% of the proceeds the Company received from the issuance of shares under the Company’s DRIP from the November 1, 2024 dividend payment).
On November 8, 2024, the Company entered into an amendment to the Corporate Facility to, among other things: (i) extend the revolving period from September 2025 to November 2028, (ii) extend the final maturity date from March 2026 to May 2029 and (iii) reduce the interest rate, subject to MSC Income Fund’s election to (a) SOFR plus 2.05% or (b) the base rate plus 1.05%.
On November 13, 2024, the Board of Directors declared a quarterly dividend of $0.18 per share payable on January 31, 2025 to stockholders of record as of December 31, 2024.

The Company has scheduled a special meeting of stockholders on December 2, 2024 to consider a series of proposals that the Company believes will position it to potentially effect a listing of the Company’s shares of common stock on a national securities exchange (such as the New York Stock Exchange) (a “Listing”) if and when market conditions make it desirable to do so and it is otherwise in the Company’s best interest. On November 13, 2024, the Board of Directors, including the independent directors, unanimously approved suspending the Company’s share repurchase program in anticipation of a Listing and the opportunity for enhanced liquidity a Listing is expected to provide the Company’s stockholders. The share repurchase program will ultimately terminate upon a Listing.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2024
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
Control Investments
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	$—	$—	$—	$568	$—	$38	$530
GRT Rubber Technologies LLC	11.35%	SF+	6.00%		Secured Debt (12)	(8)	—	4	123	1,182	368	—	1,550
	13.35%	SF+	8.00%		Secured Debt	(8)	—	(37)	2,080	19,944	37	37	19,944
					Member Units	(8)	—	—	93	21,890	—	—	21,890
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	57	2,769	278	6,050	2,826	57	8,819
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	69	900	—	—	900
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	1,895	—	3,110	1,895	1,805	3,200
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control Investments							$57	$4,631	$2,643	$53,644	$5,126	$1,937	$56,833
Affiliate Investments
Analytical Systems Keco Holdings, LLC					Secured Debt (12)	(8)	—	—	4	54	—	54	—
	13.75%				Secured Debt	(8)	—	—	138	1,020	79	75	1,024
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	220	—	1,210	220	—	1,430
					Warrants	(8)	—	—	—	—	—	—	—
Barfly Ventures, LLC					Member Units	(5)	—	407	—	1,380	407	—	1,787
Batjer TopCo, LLC	10.00%				Secured Debt (12)	(8)	—	(1)	3	—	50	1	49
	10.00%				Secured Debt (12)	(8)	—	—	2	30	—	—	30
	10.00%				Secured Debt	(8)	—	(15)	93	1,175	4	15	1,164
					Preferred Stock	(8)	—	(110)	71	680	—	110	570
Brewer Crane Holdings, LLC	15.35%	SF+	10.00%		Secured Debt	(9)	—	—	158	1,374	4	93	1,285
					Preferred Member Units	(9)	—	(40)	23	1,400	—	40	1,360
Centre Technologies Holdings, LLC		SF+	10.00%		Secured Debt (12)	(8)	—	—	2	—	—	—	—
	15.35%	SF+	10.00%		Secured Debt	(8)	—	54	550	—	5,494	378	5,116
					Secured Debt	(8)	—	(29)	84	4,394	—	4,394	—
					Preferred Member Units	(8)	—	230	23	2,760	230	—	2,990
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(17)	18	—	17	17	—
	13.36%	SF+	8.00%		Secured Debt	(8)	—	(1)	401	3,905	1	1	3,905
					Member Units	(8)	—	300	969	7,330	300	—	7,630
					Member Units	(8)	—	90	17	715	90	—	805
Charps, LLC					Preferred Member Units	(5)	—	(20)	121	3,920	—	20	3,900
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(5)	—	37	176	2,103	30	350	1,783

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
	10.00%				Secured Debt	(5)	—	—	19	251	—	7	244
					Member Units	(5)	—	910	146	1,300	910	—	2,210
					Member Units	(5)	—	(45)	—	282	—	45	237
Cody Pools, Inc.					Secured Debt (12)	(8)	—	1	6	—	236	236	—
	12.50%				Secured Debt	(8)	—	(6)	660	7,111	5	404	6,712
					Preferred Member Units	(8)	—	(630)	392	18,120	—	630	17,490
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	12.00%				Secured Debt	(6)	—	73	469	5,407	105	1,456	4,056
					Preferred Member Units	(6)	—	(360)	360	600	—	600	—
					Preferred Member Units	(6)	—	1,360	560	1,920	1,360	—	3,280
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	18	—	583	600	(17)
	13.50%				Secured Debt	(5)	—	—	461	4,175	19	—	4,194
					Preferred Equity	(5)	—	117	45	1,863	117	—	1,980
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	3	49	50	60	39
	10.00%				Secured Debt	(8)	—	7	86	844	24	23	845
					Preferred Member Units	(8)	—	30	—	10	30	—	40
Digital Products Holdings LLC	15.25%	SF+	10.00%		Secured Debt	(5)	—	—	410	3,673	12	482	3,203
					Preferred Member Units	(5)	—	—	38	2,459	—	—	2,459
Direct Marketing Solutions, Inc.					Secured Debt	(9)	—	(1)	10	217	301	518	—
	14.00%				Secured Debt	(9)	—	(11)	529	5,002	11	262	4,751
					Preferred Stock	(9)	—	(360)	—	5,180	—	360	4,820
Flame King Holdings, LLC					Preferred Equity	(9)	—	1,970	808	6,970	1,970	—	8,940
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	193	38	3,705	193	2,005	1,893
Gamber-Johnson Holdings, LLC		SF+	7.00%		Secured Debt (12)	(5)	—	—	1	—	—	—	—
	10.00%	SF+	7.00%		Secured Debt	(5)	—	(50)	1,036	13,520	50	1,450	12,120
					Member Units	(5)	—	2,660	1,352	24,180	2,660	—	26,840
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(14)	153	2,336	14	304	2,046
					Preferred Member Units	(5)	—	(230)	323	2,870	—	230	2,640
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%			12.50%	Secured Debt	(8)	—	(220)	19	571	—	220	351
					Preferred Equity	(8)	—	(620)	—	620	—	620	—
					Member Units	(8)	—	—	—	—	—	—	—
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	247	—	4,225	247	—	4,472
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	—	17	(27)	405	—	378
	13.00%				Secured Debt	(6)	—	—	948	9,069	48	330	8,787
					Common Equity	(6)	—	120	—	3,600	120	—	3,720
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	970	—	6,320	970	—	7,290
Integral Energy Services	13.09%	SF+	7.50%		Secured Debt	(8)	—	273	1,633	16,232	342	1,835	14,739
	10.00%			10.00%	Preferred Equity	(8)	—	153	24	350	177	—	527
					Common Stock	(8)	—	450	38	190	450	—	640
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	429	4,933	6	800	4,139
	9.00%				Secured Debt	(5)	—	—	66	951	41	8	984
					Preferred Equity	(5)	—	640	—	2,420	640	—	3,060

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
					Member Units	(5)	—	(60)	24	683	—	60	623
MH Corbin Holding LLC	14.00%				Secured Debt	(5)	—	(871)	139	1,256	—	911	345
					Preferred Member Units	(5)	—	(80)	—	80	—	80	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	4	110	1,436	—	—	1,436
					Common Stock	(6)	—	(68)	735	6,598	—	68	6,530
Nello Industries Investco, LLC	11.75%	SF+	6.50%		Secured Debt	(5)	—	—	126	—	4,188	600	3,588
	13.50%				Secured Debt	(5)	—	—	293	—	6,609	—	6,609
					Common Equity	(5)	—	—	55	—	3,030	—	3,030
NexRev LLC	10.00%				Secured Debt (12)	(8)	—	—	25	—	790	300	490
	10.00%				Secured Debt	(8)	—	6	198	2,435	18	—	2,453
					Preferred Member Units	(8)	—	870	161	1,590	870	—	2,460
NuStep, LLC	11.85%	SF+	6.50%		Secured Debt	(5)	—	—	83	899	1	—	900
	12.00%				Secured Debt	(5)	—	—	424	4,606	3	—	4,609
					Preferred Member Units	(5)	—	92	—	2,310	350	—	2,660
					Preferred Member Units	(5)	—	20	—	1,290	150	—	1,440
Oneliance, LLC		SF+	10.00%		Secured Debt	(7)	—	7	142	1,339	21	1,360	—
					Preferred Stock	(7)	—	268	—	282	268	—	550
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	(1)	1	—	1	1	—
	16.35%	SF+	11.00%		Secured Debt	(5)	—	(17)	705	5,510	17	37	5,490
					Preferred Stock	(5)	—	(590)	97	4,260	—	590	3,670
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	8	4	105	10	115	—
	13.00%				Secured Debt	(8)	—	152	783	7,472	188	400	7,260
					Preferred Equity	(8)	—	1,205	430	3,135	1,205	—	4,340
RA Outdoors LLC	11.59%	SF+	6.75%	11.59%	Secured Debt	(8)	—	(70)	27	745	481	36	1,190
	11.59%	SF+	6.75%	11.59%	Secured Debt	(8)	—	(737)	284	12,089	448	96	12,441
					Common Equity	(8)	—	—	—	—	—	—	—
Robbins Bros. Jewelry, Inc.				10.00%	Secured Debt	(9)	—	—	1	(6)	1	—	(5)
	12.50%			10.00%	Secured Debt	(9)	—	(1,662)	123	3,421	5	1,713	1,713
					Preferred Equity	(9)	—	—	—	—	—	—	—
SI East, LLC	11.75%				Secured Debt (12)	(7)	—	—	64	375	750	375	750
					Secured Debt	(7)	—	(161)	947	18,179	—	18,179	—
	12.63%				Secured Debt	(7)	—	22	1,213	—	22,554	—	22,554
					Preferred Member Units	(7)	—	(1,000)	665	6,390	—	1,000	5,390
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(1,717)	—	3,543	—	1,717	1,826
					Preferred Equity	(6)	—	—	—	—	—	—	—
	8.50%			8.50%	Secured Debt	(6)	—	—	1	—	223	—	223
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	—	14	432	—	—	432
	12.00%			12.00%	Secured Debt	(9)	—	(2,401)	115	3,565	—	2,401	1,164
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	—	1	—	—	—	—
	13.50%				Secured Debt	(7)	—	15	204	1,980	—	—	1,980
					Common Stock	(7)	—	(800)	22	3,180	—	800	2,380
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	3	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	638	6,926	36	290	6,672
					Preferred Equity	(5)	—	—	80	3,060	—	—	3,060
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	(12,834)	—	—	—
Total Affiliate investments							$—	$1,166	$22,891	$291,279	$61,239	$50,162	$315,190
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2024 for affiliate investments located in this region was $118,398. This represented 19.1% of net assets as of September 30, 2024.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2024 for affiliate investments located in this region was $37,526. This represented 6.1% of net assets as of September 30, 2024.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2024 for affiliate investments located in this region was $33,604. This represented 5.4% of net assets as of September 30, 2024.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(unaudited)

(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2024 for control investments located in this region was $56,303. This represented 9.1% of net assets as of September 30, 2024. The fair value as of September 30, 2024 for affiliate investments located in this region was $101,202. This represented 16.4% of net assets as of September 30, 2024.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2024 for control investments located in this region was $530. This represented 0.1% of net assets as of September 30, 2024. The fair value as of September 30, 2024 for affiliate investments located in this region was $24,460. This represented 4.0% of net assets as of September 30, 2024.
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
(12)Investment has an unfunded commitment as of September 30, 2024 (see Note I). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                                              Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2023 Fair Value (13)
Control Investments
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	$—	$—	$38	$588	$—	$—	$588
GRT Rubber Technologies LLC	11.48%	SF+	6.00%		Secured Debt (12)	(8)	—	—	59	330	508	—	838
	13.48%	SF+	8.00%		Secured Debt	(8)	—	(37)	1,998	19,943	38	37	19,944
					Member Units	(8)	—	—	62	21,890	—	—	21,890
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	2,223	(1,106)	141	7,552	2,796	4,452	5,896
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	46	—	900	—	900
					Secured Debt	(8)	(1,366)	780	71	6,392	—	6,392	—
					Unsecured Convertible Debt	(8)	(175)	175	—	—	175	175	—
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(596)	—	—	4,906	896	4,010
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	(1,104)	—	—	1,104	1,104	—
					Warrants	(8)	—	1,104	—	—	—	—	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							1,541	(649)	(94)	(6,392)	6,392	—	—
Total Control Investments							$2,223	$(1,433)	$2,321	$50,303	$16,819	$13,056	$54,066
Affiliate Investments
AFG Capital Group, LLC					Preferred Member Units	(8)	$1,800	$(2,050)	$—	$2,350	$1,800	$4,150	$—
Analytical Systems Keco Holdings, LLC	15.38%	SF+	10.00%		Secured Debt (12)	(8)	—	—	2	(2)	41	—	39
	15.38%	SF+	10.00%		Secured Debt	(8)	—	—	143	1,135	16	118	1,033
	14.13%				Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	260	—	880	260	—	1,140
					Warrants	(8)	—	—	—	—	—	—	—
ATX Networks Corp.		L+	7.50%		Secured Debt	(6)	—	(102)	856	6,368	545	6,913	—
					Unsecured Debt	(6)	—	(276)	1,135	2,614	1,135	3,749	—
					Common Stock	(6)	3,178	(3,290)	—	3,290	3,178	6,468	—
Barfly Ventures, LLC					Member Units	(5)	—	(94)	—	1,107	—	94	1,013
Batjer TopCo, LLC					Secured Debt (12)	(8)	—	1	—	(1)	1	—	—
	10.00%				Secured Debt (12)	(8)	—	—	1	—	70	—	70
	10.00%				Secured Debt	(8)	—	16	98	1,205	20	50	1,175
					Preferred Stock	(8)	—	225	70	455	225	—	680
Brewer Crane Holdings, LLC	15.44%	L+	10.00%		Secured Debt	(9)	—	(29)	169	1,491	8	123	1,376
					Preferred Member Units	(9)	—	(370)	23	1,770	—	370	1,400
Centre Technologies Holdings, LLC		SF+	9.00%		Secured Debt (12)	(8)	—	—	2	—	—	—	—
	14.48%	SF+	9.00%		Secured Debt	(8)	—	33	406	3,731	663	—	4,394
					Preferred Member Units	(8)	—	430	23	2,170	430	—	2,600
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	35	5	—	—	—	—
	13.49%	SF+	8.00%		Secured Debt	(8)	—	(4)	416	4,236	4	138	4,102
					Member Units	(8)	—	750	698	5,728	752	—	6,480
					Member Units	(8)	—	65	17	678	65	—	743
Charps, LLC					Preferred Member Units	(5)	—	170	167	3,330	170	—	3,500

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2023 Fair Value (13)
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	—	—	—	—	—
	11.50%				Secured Debt	(5)	—	(37)	220	2,620	—	457	2,163
	10.00%				Secured Debt	(5)	—	—	20	260	—	7	253
					Member Units	(5)	—	(660)	69	2,060	—	660	1,400
					Member Units	(5)	—	55	—	152	130	—	282
Cody Pools, Inc.					Secured Debt (12)	(8)	—	2	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	25	330	—	7,872	495	7,377
		L+	10.50%		Secured Debt	(8)	—	(11)	26	273	14	287	—
		L+	10.50%		Secured Debt	(8)	—	(96)	500	6,882	—	6,882	—
					Preferred Member Units	(8)	—	2,740	653	14,550	2,740	—	17,290
Colonial Electric Company LLC					Secured Debt	(6)	—	—	12	—	400	400	—
	12.00%				Secured Debt	(6)	—	(77)	542	5,729	26	313	5,442
					Preferred Member Units	(6)	—	360	—	—	600	—	600
					Preferred Member Units	(6)	—	(370)	(295)	2,290	—	370	1,920
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	3	25	89	55	59
	10.00%				Secured Debt	(8)	—	(14)	89	865	17	36	846
					Preferred Member Units	(8)	—	(270)	—	300	—	270	30
Digital Products Holdings LLC	15.38%	SF+	10.00%		Secured Debt	(5)	—	(17)	436	3,878	—	209	3,669
					Preferred Member Units	(5)	—	—	38	2,459	—	—	2,459
Direct Marketing Solutions, Inc.	14.00%				Secured Debt	(9)	—	(1)	4	—	226	1	225
	14.00%				Secured Debt	(9)	—	(15)	550	5,352	15	282	5,085
					Preferred Stock	(9)	—	(220)	43	5,558	—	218	5,340
Flame King Holdings, LLC		L+	6.50%		Secured Debt	(9)	—	(15)	121	1,900	15	1,915	—
		L+	9.00%		Secured Debt	(9)	—	(123)	478	5,300	123	5,423	—
					Preferred Equity	(9)	—	2,570	619	4,400	2,570	—	6,970
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP) (12)	(5)	—	—	446	5,848	—	975	4,873
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	1	—	—	—	—
	10.50%	SF+	7.50%		Secured Debt	(5)	—	(68)	1,338	16,020	68	1,968	14,120
					Member Units	(5)	—	7,680	1,240	12,720	7,680	—	20,400
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(16)	201	2,836	16	216	2,636
					Preferred Member Units	(5)	—	810	82	1,790	810	—	2,600
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	—	57	571	—	—	571
					Preferred Equity	(8)	—	(250)	—	950	—	250	700
					Member Units	(8)	—	—	—	—	—	—	—
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	283	—	4,331	283	508	4,106
IG Investor, LLC					Secured Debt (12)	(6)	—	—	3	—	172	200	(28)
	13.00%				Secured Debt	(6)	—	—	366	—	9,162	—	9,162
					Common Equity	(6)	—	—	—	—	3,774	174	3,600
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(280)	—	—	6,540	280	6,260
Integral Energy Services	13.01%	SF+	7.50%		Secured Debt	(8)	—	(876)	1,842	18,425	58	876	17,607
					Common Stock	(8)	—	(1,160)	38	1,490	—	1,160	330

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2023 Fair Value (13)
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	513	5,093	56	199	4,950
	9.00%				Secured Debt	(5)	—	—	66	961	—	7	954
					Preferred Equity	(5)	—	410	—	1,800	410	—	2,210
					Member Units	(5)	—	2	23	713	3	1	715
Market Force Information, LLC					Secured Debt	(9)	(6,465)	6,060	—	403	6,060	6,463	—
					Member Units	(9)	(4,160)	4,160	—	—	4,160	4,160	—
MH Corbin Holding LLC	13.00%				Secured Debt	(5)	—	307	145	1,137	308	169	1,276
					Preferred Member Units	(5)	—	80	—	—	80	—	80
					Preferred Member Units	(5)	—	—	—	—	—	—	—
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	109	1,436	—	—	1,436
					Common Stock	(6)	—	1,080	785	5,708	1,080	—	6,788
NexRev LLC					Secured Debt (12)	(8)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(8)	—	708	223	2,119	725	413	2,431
					Preferred Member Units	(8)	—	1,310	43	280	1,310	—	1,590
NuStep, LLC	11.98%	SF+	6.50%		Secured Debt	(5)	—	(2)	92	1,100	1	203	898
	12.00%				Secured Debt	(5)	—	—	422	4,603	3	—	4,606
					Preferred Member Units	(5)	—	300	—	2,010	300	—	2,310
					Preferred Member Units	(5)	—	—	—	1,290	—	—	1,290
Oneliance, LLC	16.48%	SF+	11.00%		Secured Debt	(7)	—	(7)	172	1,380	4	27	1,357
					Preferred Stock	(7)	—	—	—	264	18	—	282
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	2	1	(2)	2	—	—
	16.48%	SF+	11.00%		Secured Debt	(5)	—	64	716	5,814	86	350	5,550
					Preferred Stock	(5)	—	1,320	227	2,940	1,320	—	4,260
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	3	(8)	2	—	(6)
	12.50%				Secured Debt	(9)	—	(43)	382	3,902	13	167	3,748
					Preferred Equity	(9)	—	(1,340)	—	1,650	—	1,340	310
SI East, LLC	11.25%				Secured Debt (12)	(7)	—	6	8	—	625	—	625
	12.49%				Secured Debt	(7)	—	170	690	—	18,179	—	18,179
					Secured Debt	(7)	—	(134)	1,403	29,929	—	29,929	—
					Preferred Member Units	(7)	—	1,188	348	4,550	1,290	—	5,840
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(126)	364	5,063	243	8	5,298
					Preferred Equity	(6)	—	139	—	—	139	—	139
Tedder Industries, LLC	12.00%				Secured Debt	(9)	—	(14)	42	460	—	14	446
	12.00%				Secured Debt	(9)	—	(102)	349	3,780	3	102	3,681
					Preferred Member Units	(9)	—	(1,020)	—	1,920	—	1,020	900
					Preferred Member Units	(9)	—	44	—	—	150	—	150
					Preferred Member Units	(9)	—	180	—	—	300	—	300
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	(2)	3	—	2	2	—
	12.00%				Secured Debt	(7)	—	(10)	191	1,980	10	10	1,980
					Common Stock	(7)	—	1,400	22	1,950	1,400	—	3,350
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	6	(5)	4	—	(1)

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
September 30, 2023
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2022 Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2023 Fair Value (13)
	11.50%				Secured Debt	(5)	—	—	686	7,421	45	551	6,915
					Preferred Equity	(5)	—	(30)	54	2,990	—	30	2,960
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							(1,541)	649	(151)	—	—	—	—
Total Affiliate investments							$(7,188)	$22,468	$22,241	$277,000	$91,114	$92,225	$275,889
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the nine months ended September 30, 2024, we realized a net increase in cash and cash equivalents of $18.1 million as the result of $13.4 million of cash used in our operating activities, partially offset by $31.5 million of cash provided by our financing activities.
The $13.4 million of cash used in our operating activities resulted primarily from (i) the funding of new portfolio investments of $253.9 million and (ii) $0.9 million in cash flows related to changes in other assets and liabilities, partially offset by (i) cash proceeds totaling $209.5 million from the sales and repayments of debt investments and sales of and return of capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $34.5 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $31.5 million of cash provided by our financing activities principally consisted of (i) $71.0 million net cash borrowings related to our Credit Facilities and (ii) $7.0 million cash proceeds related to common stock issuance, partially offset by (i) $29.7 million in cash dividends paid to stockholders and (ii) $16.8 million for the repurchases of our common stock.
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
See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q for more information regarding repurchases of our common stock during the three months ended September 30, 2024.
Capital Resources
As of September 30, 2024, we had $48.9 million in cash and cash equivalents and $58.3 million of unused capacity under the Credit Facilities, which we maintain to support our investment and operating activities. As of September 30, 2024, our NAV totaled $618.5 million, or $7.69 per share.
As of September 30, 2024, we had $147.0 million outstanding and $18.0 million of undrawn commitments under our floating rate multi-year revolving credit facility (the “Corporate Facility”) and $259.7 million outstanding and $40.3 million of undrawn commitments under our special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”), both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. For further information on our Credit Facilities, including key terms and financial covenants, refer to Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
We closed our continuous follow-on public offering of shares to new investors effective September 2017. As such, our ability to raise additional equity is limited.
As a BDC, we generally are required to maintain a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or

150% if certain requirements are met in the future). This requirement limits the amount that we may borrow. As of September 30, 2024, our BDC asset coverage ratio was 211%. The combination of these factors limits our access to capital to fund future investment activities or operating requirements, including our ability to grow the Investment Portfolio. We anticipate that we will continue to fund our investment activities and operating requirements through existing cash and cash equivalents, cash flows generated through our ongoing operating activities, including cash proceeds from the repayments and from the sales of investments in our portfolio companies, and utilization of available borrowings under our Credit Facilities. Our primary uses of funds will be investments in portfolio companies, operating expenses, cash distributions to holders of our common stock and share repurchases under our share repurchase programs.
We periodically invest excess cash balances into marketable securities and idle funds investments. The primary investment objective of marketable securities and idle funds investments is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in our Private Loan and LMM portfolio investments. Marketable securities and idle funds investments generally consist of money market funds and certificates of deposit with financial institutions.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of September 30, 2024, we had a total of $73.5 million in outstanding commitments comprised of (i) 69 commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) two equity capital commitments that had not been fully called.
Contractual Obligations
As of September 30, 2024, we had $556.7 million in total borrowings outstanding under our Credit Facilities and Series A Notes. The Corporate Facility was scheduled to mature on March 1, 2026. See Note K — Subsequent Events included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for details on the related amendment. The SPV Facility will mature on February 3, 2028. The Series A Notes will mature on October 30, 2026. See further discussion of the terms of our Credit Facilities, Series A Notes and other debt in Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2024 is as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(dollars in thousands)
SPV Facility(1)	$—	$—	$—	$—	$259,688	$—	$259,688
Series A Notes	—	—	150,000	—	—	—	150,000
Interest due on Series A Notes	3,030	6,060	6,060	—	—	—	15,150
Corporate Facility(2)	—	—	147,000	—	—	—	147,000
Total	$3,030	$6,060	$303,060	$—	$259,688	$—	$571,838
_________________
(1)As of September 30, 2024, $40.3 million remained available to borrow under the SPV Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the SPV Facility and the 1940 Act, as discussed above.
(2)As of September 30, 2024, $18.0 million remained available to borrow under the Corporate Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the Corporate Facility and the 1940 Act, as discussed above.
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
Recent Developments
On November 1, 2024, we repurchased 512,730 shares of our common stock validly tendered and not withdrawn on the terms set forth in the tender offer statement on Schedule TO and Offer to Purchase filed with the SEC on September 26, 2024. We repurchased the shares at a price of $7.74 per share, which was our NAV per share as of November 1, 2024, for an aggregate purchase price of $4.0 million (an amount equal to 90% of the proceeds we received from the issuance of shares under our DRIP from the November 1, 2024 dividend payment).
On November 8, 2024, we entered into an amendment to the Corporate Facility to, among other things: (i) extend the revolving period from September 2025 to November 2028, (ii) extend the final maturity date from March 2026 to May 2029 and (iii) reduce the interest rate, subject to our election to (a) SOFR plus 2.05% or (b) the base rate plus 1.05%.
On November 13, 2024, our Board of Directors declared a quarterly dividend of $0.18 per share payable on January 31, 2025 to stockholders of record as of December 31, 2024.

We have scheduled a special meeting of stockholders on December 2, 2024 to consider a series of proposals that we believe will position us to potentially effect a listing of our shares of common stock on a national securities exchange (such as the New York Stock Exchange) (a “Listing”) if and when market conditions make it desirable to do so and it is otherwise in our best interest. On November 13, 2024, our Board of directors, including the independent directors, unanimously approved suspending our share repurchase program in anticipation of a Listing and the opportunity for enhanced liquidity a Listing is expected to provide our stockholders. The share repurchase program will ultimately terminate upon a Listing.

ORGANIZATION
MSC Income Fund, Inc. (“MSIF” or, together with its consolidated subsidiaries, “MSC Income Fund” or the “Company”) is a principal investment firm primarily focused on providing debt capital to private (“Private Loan”) companies owned by or in the process of being acquired by a private equity fund (its “Private Loan investment strategy”) and secondarily focused on providing customized long-term debt and equity capital solutions to lower middle market (“LMM”) companies (its “LMM investment strategy”). MSC Income Fund’s portfolio investments are typically made to support leveraged buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. MSC Income Fund seeks to partner with private equity fund sponsors in its Private Loan investment strategy and primarily invests in secured debt investments of Private Loan companies generally headquartered in the United States. MSC Income Fund also seeks to partner with entrepreneurs, business owners and management teams and generally provides “one-stop” debt and equity financing solutions within its LMM investment strategy. Through its LMM investment strategy, MSC Income Fund primarily invests in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the United States.
MSC Income Fund also maintains a legacy portfolio of investments in larger middle market (“Middle Market”) companies (its “Middle Market investment portfolio”) and a limited portfolio of other portfolio (“Other Portfolio”) investments. MSC Income Fund’s Middle Market investments are generally debt investments in companies owned by a private equity fund that were originally issued through a syndication financing process. MSC Income Fund has generally stopped making new Middle Market investments and expects its Middle Market investment portfolio to continue to decline in future periods as its existing Middle Market investments are repaid or sold. MSC Income Fund’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments in unaffiliated investment companies and private funds managed by third parties. The “Investment Portfolio,” as used herein, refers to all of MSC Income Fund’s investments in Private Loan portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio investments
MSIF was formed in November 2011 to operate as an externally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). MSIF has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSIF generally does not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.
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
OVERVIEW OF OUR BUSINESS
Our principal investment objective is to maximize our investment portfolio’s total return by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our Private Loan and LMM investment strategies. Our Private Loan investment strategy involves investments in companies that generally have annual revenues between $25 million and $500 million and annual earnings before interest, tax, depreciation and amortization expenses (“EBITDA”) between $7.5 million and $50 million. Our LMM investment strategy involves investments in companies that generally have annual revenues between $10 million and $150 million and annual EBITDA between $3 million and $20 million. Our Private Loan and LMM investments generally range in size from $1 million to $20 million.
Private Loan investments primarily consist of debt securities that have primarily been originated directly by our Adviser or, to a lesser extent, through our Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. Our Private Loan investments are typically made in a company owned by or in the process of being acquired by a private equity fund. Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. We may also co-invest with Main Street and the private equity fund in the equity securities of our Private Loan portfolio companies.
We also seek to fill the financing gap for LMM businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM creates the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participation. Our ability to invest across a company’s capital structure, from secured loans to equity securities, allows us to offer portfolio companies a comprehensive suite of financing options, or a “one-stop” financing solution. We believe that providing customized, “one-stop” financing solutions is important and valuable to LMM portfolio companies. We generally seek to partner directly with entrepreneurs, management teams and business owners in making our LMM investments. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date.
We also maintain a legacy portfolio of investments in larger middle market (“Middle Market”) companies (our “Middle Market investment portfolio”). Our Middle Market investments are generally debt investments in companies owned by private equity funds that were originally issued through a syndication financing process. We have generally stopped making new Middle Market investments and expect our Middle Market investment portfolio to continue to decline in future periods as existing Middle Market investments are repaid or sold. Our Middle Market debt investments generally range in size from $1 million to $20 million, are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.
Our other portfolio (“Other Portfolio”) investments primarily consist of investments that are not consistent with the typical profiles for our Private Loan, LMM or Middle Market portfolio investments, including investments in unaffiliated investment companies and private funds managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses to third party managers.
The “Investment Portfolio,” as used herein, refers to all of our Private Loan portfolio investments, LMM portfolio investments, Middle Market portfolio investments and Other Portfolio investments.
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
We have received an exemptive order from the SEC permitting co-investments among us, Main Street and other funds and clients advised by our Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with, and in the future intend to continue to make co-investments with Main Street and other funds and clients advised by our Adviser, in accordance with the conditions of the order. The order requires, among other things, that we and our Adviser consider whether each such investment opportunity is appropriate for us, Main Street and the other funds and clients advised by our Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because our Adviser is wholly-owned by Main Street and is not managing our investment activities as its sole activity, this may provide our Adviser an incentive to allocate opportunities to Main Street, other participating funds and other clients instead of us. However, both we and our Adviser have policies and procedures in place to manage this conflict, including oversight by the independent members of our Board of Directors. In addition to the co-investment program described above, we also co-invest in syndicated deals and other transactions where price is the only negotiated point by us and our affiliates.
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the Private Loan, LMM and Middle Market portfolios as of September 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments, which are discussed further below).

	As of September 30, 2024
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	84	55	11
Fair value	$679.9	$411.0	$46.1
Cost	$700.0	$340.5	$73.0
Debt investments as a % of portfolio (at cost)	95.6%	70.8%	88.9%
Equity investments as a % of portfolio (at cost)	4.4%	29.2%	11.1%
% of debt investments at cost secured by first priority lien	99.9%	99.9%	99.9%
Weighted-average annual effective yield (b)	12.7%	13.2%	14.1%
Average EBITDA (c)	$33.2	$10.0	$44.3
__________________
(a)As of September 30, 2024, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of September 30, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of September 30, 2024. The weighted-average annual effective yield on our debt portfolio as of September 30, 2024 including debt investments on non-accrual status was 12.1% for our Private Loan portfolio, 11.8% for our LMM portfolio and 9.4% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies, two LMM portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
________________
(a)As of December 31, 2023, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2023. The weighted-average annual effective yield on our debt portfolio as of December 31, 2023 including debt investments on non-accrual status was 12.6% for our Private Loan portfolio, 13.0% for our LMM portfolio and 9.9% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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
For the three months ended September 30, 2024 and 2023, we achieved an annualized total return on investments of 10.5% and 12.0%, respectively. For the nine months ended September 30, 2024 and 2023, we achieved an annualized total return on investments of 12.4% and 12.9%, respectively. For the year ended December 31, 2023, we achieved a total return on investments of 13.6%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of September 30, 2024, we had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $25.7 million in fair value and $19.1 million in cost basis and which comprised 2.2% and 1.7% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, we had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $24.6 million in fair value and $21.5 million in cost basis and which comprised 2.3% and 2.1% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of September 30, 2024 and December 31, 2023, our Investment Portfolio valued at fair value represented 95% and 96%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of September 30, 2024 and December 31, 2023 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2024 and 2023, (i) 6.7% and 4.6%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1% of our total investment income in each period was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2024 and 2023, (i) 5.4% and 3.9%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1% of our total investment income in each period was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of September 30, 2024 and December 31, 2023 (this information excludes Other Portfolio investments).

Cost:	September 30, 2024	December 31, 2023
First lien debt	87.6%	86.5%
Equity	12.1	13.3
Equity warrants	0.3	0.2
	100.0%	100.0%

Fair Value:	September 30, 2024	December 31, 2023
First lien debt	80.7%	78.4%
Equity	19.1	21.5
Equity warrants	0.2	0.1
	100.0%	100.0%
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
As of September 30, 2024, investments on non-accrual status comprised 2.6% of our total Investment Portfolio at fair value and 6.5% at cost. As of December 31, 2023, investments on non-accrual status comprised 1.1% of our total Investment Portfolio at fair value and 4.0% at cost.

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
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2024 and 2023
Set forth below is a comparison of the results of operations for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Total investment income	$33,477	$32,351	$1,126	3%
Total expenses, net of expense waivers	(19,295)	(18,229)	(1,066)	6%
Net investment income	14,182	14,122	60	—%
Net realized gain from investments	25,372	435	24,937	NM
Net unrealized depreciation from investments	(29,749)	(1,202)	(28,547)	NM
Income tax benefit (provision)	(2,434)	27	(2,461)	NM
Net increase in net assets resulting from operations	$7,371	$13,382	$(6,011)	(45)%
_________________
NM — Net Change % not meaningful
Investment Income
Total investment income for the three months ended September 30, 2024 was $33.5 million, a 3% increase from the $32.4 million of total investment income for the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest income	$30,236	$29,400	$836	3%	(a)
Dividend income	2,485	2,399	86	4%
Fee income	756	552	204	37%	(b)
Total investment income	$33,477	$32,351	$1,126	3%	(c)
_________________
(a)The increase in interest income was primarily due to higher average levels of income producing Investment Portfolio debt investments, partially offset by (i) an increase in investments on non-accrual status and (ii) a decrease in interest rates on floating rate Investment Portfolio debt investments primarily resulting from decreases in benchmark index rates.
(b)The increase in fee income was primarily related to increased investment activity.
(c)The total investment income includes $0.5 million of certain income considered less consistent or non-recurring, representing a $0.3 million increase in such income compared to the corresponding period in the prior year.

Expenses
Total expenses, net of expense waivers, for the three months ended September 30, 2024 were $19.3 million, a 6% increase from $18.2 million in the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest	$10,374	$9,403	$971	10%	(a)
Base management fees	5,338	4,994	344	7%
Incentive fees	2,136	2,572	(436)	(17)%	(b)
Internal administrative services fees	2,368	2,168	200	9%
General and administrative	1,285	1,106	179	16%
Total expenses before expense waivers	21,501	20,243	1,258	6%
Waiver of internal administrative services expenses	(2,206)	(2,014)	(192)	10%
Total expenses, net of expense waivers	$19,295	$18,229	$1,066	6%
_________________
(a)The increase in interest expense was primarily related to an increase in average borrowings on our floating rate multi-year revolving Credit Facilities (as defined below in Liquidity and Capital Resources) to fund the growth of our Investment Portfolio.
(b)The decrease in incentive fees was due to the decreased Pre-Incentive Fee Net Investment Income resulting from our less favorable operating results for the three months ended September 30, 2024 compared to the corresponding period prior year.
Net Investment Income
Net investment income for the three months ended September 30, 2024 was relatively unchanged at $14.2 million, or $0.18 per share, compared to net investment income of $14.1 million, or $0.18 per share, for the corresponding period of 2023. The slight increase in net investment income was principally attributable to the increase in total investment income, partially offset by the increase in total expenses, as discussed above. Net investment income per share for the three months ended September 30, 2024 included an insignificant change from income considered less consistent or non-recurring in nature when compared to the prior year.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized gain on investments of $25.4 million for the three months ended September 30, 2024.

	Three Months Ended September 30, 2024
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$25,514	1	$—	—	$—	—	$23	$25,537
LMM portfolio	—	—	—	—	—	—	4	4
Middle Market portfolio	—	—	—	—	—	—	(169)	(169)
Other Portfolio	—	—	—	—	—	—	—	—
Total net realized gain (loss)	$25,514	1	$—	—	$—	—	$(142)	$25,372
_________________
(a)Other activity includes realized gains from transactions involving six portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized depreciation of $29.7 million for the three months ended September 30, 2024.

	Three Months Ended September 30, 2024
	Private Loan (a)	LMM (b)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(25,853)	$(112)	$(21)	$—	$(25,986)
Net unrealized appreciation (depreciation) relating to portfolio investments	(1,276)	(552)	(2,320)	385	(3,763)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(27,129)	$(664)	$(2,341)	$385	$(29,749)
_________________
(a)The $25.9 million reversal of net unrealized appreciation on the Private Loan investment portfolio is primarily due to a realized gain of $25.5 million on the full exit of one Private Loan portfolio investment.
(b)Includes unrealized appreciation on 25 LMM portfolio investments and unrealized depreciation on 12 LMM portfolio investments.
Income Tax Provision
The income tax provision for the three months ended September 30, 2024 of $2.4 million principally consisted of (i) a current tax provision of $1.6 million, related to a $1.2 million provision for current U.S. federal and state income taxes and a $0.5 million provision for excise tax and (ii) a deferred tax provision of $0.8 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences.
The income tax provision for the three months ended September 30, 2023 principally consisted of a deferred tax provision of $0.5 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, partially offset by a current tax provision of $0.4 million related to a $0.3 million provision for current U.S. federal and state income taxes and a $0.1 million provision for excise tax on our estimated undistributed taxable income.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended September 30, 2024 was $7.4 million, or $0.09 per share, compared with $13.4 million, or $0.17 per share, during the three months ended September 30, 2023. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Comparison of the nine months ended September 30, 2024 and 2023
Set forth below is a comparison of the results of operations for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Total investment income	$101,373	$96,626	$4,747	5%
Total expenses, net of expense waivers	(58,280)	(53,997)	(4,283)	8%
Net investment income	43,093	42,629	464	1%
Net realized gain (loss) from investments	23,802	(24,986)	48,788	NM
Net unrealized appreciation (depreciation) from investments	(24,656)	30,415	(55,071)	NM
Income tax provision	(6,150)	(3,189)	(2,961)	93%
Net increase in net assets resulting from operations	$36,089	$44,869	$(8,780)	(20)%
_________________
NM     Net change % not meaningful
Investment Income
Total investment income for the nine months ended September 30, 2024 was $101.4 million, a 5% increase from the $96.6 million of total investment income for the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest income	$88,154	$86,791	$1,363	2%	(a)
Dividend income	8,964	7,862	1,102	14%	(b)
Fee income	4,255	1,973	2,282	116%	(c)
Total investment income	$101,373	$96,626	$4,747	5%	(d)
_________________
(a)The increase in interest income was primarily due to (i) higher average levels of income producing Investment Portfolio debt investments and (ii) an increase in interest rates on floating rate Investment Portfolio debt investments primarily resulting from increases in benchmark index rates, partially offset by an increase in investments on non-accrual status.
(b)The increase in dividend income from Investment Portfolio equity investments was primarily a result of an increase of $1.8 million in dividend income from certain of our LMM portfolio companies, partially offset by a decrease of $0.4 million in dividend income from certain of our Private Loan portfolio companies.
(c)The increase in fee income was primarily related to (i) a $1.8 million increase in fees received from the refinancing and prepayment of debt investments and (ii) a $0.5 million increase in fees related to increased investment activity.
(d)The increase in total investment income includes a net increase of $0.9 million in certain income considered less consistent or non-recurring, including a $1.9 million increase in such fee income, partially offset by (i) a $0.6 million decrease in accelerated interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments and (ii) a $0.4 million decrease in dividend income.

Expenses
Total expenses, net of fee and expense waivers, for the nine months ended September 30, 2024 were $58.3 million, an 8% increase from $54.0 million in the corresponding period of 2023. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest	$29,470	$26,599	$2,871	11%	(a)
Base management fees	15,545	14,761	784	5%	(b)
Incentive fees	9,364	8,891	473	5%
Internal administrative services fees	7,155	6,752	403	6%
General and administrative	3,424	3,291	133	4%
Total expenses before expense waivers	64,958	60,294	4,664	8%
Waiver of internal administrative services expenses	(6,678)	(6,297)	(381)	6%
Total expenses, net of expense waivers	$58,280	$53,997	$4,283	8%
_________________
(a)The increase in interest expense was primarily related to (i) increased weighted-average interest rates on our Credit Facilities based upon the increases in benchmark index rates for these floating rate obligations and (ii) higher weighted-average outstanding borrowings required to fund the growth in our Investment Portfolio.
(b)The increase in base management fees was due to an increase in average total assets subject to the base management fee.
Net Investment Income
Net investment income for the nine months ended September 30, 2024 increased 1% to $43.1 million, or $0.54 per share, compared to net investment income of $42.6 million, or $0.53 per share, for the corresponding period of 2023. The increase in net investment income was attributable to the increase in total investment income, partially offset by the increase in total expenses, both as discussed above. The increase in net investment income and net investment income per share includes a $0.9 million, or $0.01 per share, increase in investment income considered to be less consistent or non-recurring, as discussed above.
Net Realized Gain (Loss) from Investments
The following table provides a summary of the primary components of the total net realized gain on investments of $23.8 million for the nine months ended September 30, 2024.

	Nine Months Ended September 30, 2024
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$24,832	2	$—	—	$(595)	1	$27	$24,264
LMM portfolio	—	—	2,591	1	—	—	157	2,748
Middle Market portfolio	—	—	(2,325)	1	(773)	1	(169)	(3,267)
Other Portfolio	—	—	—	—	—	—	57	57
Total net realized gain (loss)	$24,832	2	$266	2	$(1,368)	2	$72	$23,802
_________________
(a)Other activity includes realized gains and losses from transactions involving ten portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized depreciation of $24.7 million for the nine months ended September 30, 2024.

	Nine Months Ended September 30, 2024
	Private Loan (a)	LMM (b)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(25,129)	$(3,116)	$2,998	$(56)	$(25,303)
Net unrealized appreciation (depreciation) relating to portfolio investments	(3,998)	2,349	(1,248)	3,544	647
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(29,127)	$(767)	$1,750	$3,488	$(24,656)
_________________
(a)The $25.1 million reversal of net unrealized appreciation on the Private Loan investment portfolio is primarily due to a realized gain of $25.5 million on the full exit of one Private Loan portfolio investment.
(b)Includes unrealized appreciation on 28 LMM portfolio investments and unrealized depreciation on 17 LMM portfolio investments.
Income Tax Benefit (Provision)
The income tax provision for the nine months ended September 30, 2024 of $6.2 million principally consisted of (i) a deferred tax provision of $3.6 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $2.5 million related to a $2.0 million provision for current federal and state income taxes and a $0.5 million provision for excise tax on our estimated undistributed taxable income.
The income tax provision for the nine months ended September 30, 2023 of $3.2 million consisted of (i) a deferred tax provision of $2.2 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $1.0 million related to a $0.6 million provision for current federal and state income taxes and a $0.4 million provision for excise tax on our estimated undistributed taxable income.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the nine months ended September 30, 2024 was $36.1 million, or $0.45 per share, compared with $44.9 million, or $0.56 per share, during the nine months ended September 30, 2023. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

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
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2024, 77% of our debt Investment Portfolio (at cost) bore interest at floating rates, 96% of which were subject to contractual minimum interest rates. As of September 30, 2024, 27% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facilities; however, the interest rates on our outstanding Series A Notes are fixed for the life of such debt. As of September 30, 2024, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2024. The pro forma changes in incentive fee expense are calculated based upon the actual incentive fee expense for the third quarter of 2024 on an annualized basis, as adjusted for the pro forma changes in Pre-Incentive Fee Net Investment Income.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Pre Incentive Fee Net Investment Income	(Increase) Decrease in Incentive Fee Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(14,441)	$8,134	$(6,307)	$6,307	$—	$—
(175)	(12,616)	7,117	(5,499)	5,499	—	—
(150)	(10,810)	6,100	(4,710)	4,710	—	—
(125)	(9,004)	5,084	(3,920)	3,920	—	—
(100)	(7,197)	4,067	(3,130)	3,130	—	—
(75)	(5,394)	3,050	(2,344)	2,344	—	—
(50)	(3,596)	2,033	(1,563)	1,563	—	—
(25)	(1,798)	1,017	(781)	781	—	—
25	1,798	(1,017)	781	(781)	—	—
50	3,598	(2,033)	1,565	(1,565)	—	—
75	5,399	(3,050)	2,349	(2,349)	—	—
100	7,201	(4,067)	3,134	(3,134)	—	—
125	9,002	(5,084)	3,918	(3,918)	—	—
150	10,804	(6,100)	4,704	(4,704)	—	—
175	12,605	(7,117)	5,488	(5,488)	—	—
200	14,407	(8,134)	6,273	(5,765)	508	0.01
Although we believe that this analysis is indicative of the impact of interest rate changes to our Net Investment Income as of September 30, 2024, the analysis does not take into consideration future changes in the credit market, credit quality, or other business or economic developments that could affect our Net Investment Income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly while our Corporate Facility and our SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of debt outstanding under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2024, we issued 557,919 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The aggregate value of the shares of common stock issued during the three months ended September 30, 2024 under the dividend reinvestment plan was $4.5 million.
Issuer Purchases of Equity Securities
The following chart summarizes repurchases of our common stock for the three months ended September 30, 2024.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 through July 31, 2024	—	—	—	N/A
August 1 through August 31, 2024 (a)	514,997	$7.83	514,997	N/A
September 1 through September 30, 2024	—	—	—	N/A
Total	514,997		514,997
_________________
(a)Shares repurchased under the quarterly share repurchase program at NAV (see Note G — Share Repurchases included in Item 1. Consolidated Financial Statements for more information).

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1*
Eighth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 8, 2024, by and among the Registrant, the Guarantors party thereto, the lenders party thereto and EverBank (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 13, 2024 (File No. 814-00939) and incorporated herein by reference).

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
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal year 2024, filed with the SEC on November 14, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) the Consolidated Schedule of Investments for the periods ended September 30, 2024 and December 31, 2023, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the nine months ended September 30, 2024 and 2023.

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

MSC INCOME FUND, INC.

Date: November 14, 2024	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

Date: November 14, 2024	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer
(principal financial officer)

Date: November 14, 2024	/s/ RYAN H. MCHUGH
Ryan H. McHugh
Chief Accounting Officer
(principal accounting officer)