Form 10-Q/A
period 2024-09-30
MSC INCOME FUND, INC.
filed 2024-11-15
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1
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

Explanatory Note

This amendment is being filed solely to amend Item 2 of Part I of the Quarterly Report on Form 10-Q of MSC Income Fund, Inc. originally filed on November 14, 2024 (the “Original Form 10-Q”) in order to correct the order of presentation of information therein, and the contents of the Original Form 10-Q have not otherwise been modified or changed. This Form 10-Q/A amends and replaces the Original Form 10-Q filing in its entirety.

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