Form 10-K
period 2024-12-31
MSC INCOME FUND, INC.
filed 2025-03-20
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 814-00939
MSC Income Fund, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	45-3999996 (I.R.S. Employer Identification No.)
1300 Post Oak Boulevard, 8th Floor Houston, TX (Address of principal executive offices)	77056 (Zip Code)
(713) 350-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MSIF	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2024 has not been provided because trading of the registrant’s common stock on the New York Stock Exchange did not commence until January 29, 2025.
The number of shares outstanding of the issuer’s common stock as of March 19, 2025 was 46,849,531.
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

PART I
Item 1. Business
ORGANIZATION
MSC Income Fund, Inc. (“MSIF” or, together with its consolidated subsidiaries, “MSC Income” or the “Company”) is a principal investment firm primarily focused on providing debt capital to private (“Private Loan”) companies owned by or in the process of being acquired by a private equity fund (its “Private Loan investment strategy”). MSC Income’s portfolio investments are typically made to support leveraged buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. MSC Income seeks to partner with private equity fund sponsors in its Private Loan investment strategy and primarily invests in secured debt investments of Private Loan companies generally headquartered in the United States.
MSC Income also maintains a portfolio of customized long-term debt and equity investments in lower middle market (“LMM”) companies (its “LMM investment portfolio”), and through those investments MSC Income has partnered with entrepreneurs, business owners and management teams in co-investments with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange (“NYSE”) listed BDC, utilizing the customized “one-stop” debt and equity financing solution provided in Main Street’s LMM investment strategy (the “LMM investment strategy”). Through the LMM investment strategy, MSC Income primarily invested in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the United States. Effective upon the MSC Income Listing (as defined below) on January 29, 2025, MSC Income changed its investment strategy for investments in new portfolio companies to be solely focused on its Private Loan investment strategy, rather than its historical focus primarily on its Private Loan investment strategy and secondarily on the LMM investment strategy (as further discussed below).
MSC Income also maintains a legacy portfolio of investments in larger middle market (“Middle Market”) companies (its “Middle Market investment portfolio”) and a limited portfolio of other portfolio (“Other Portfolio”) investments. MSC Income’s Middle Market investments are generally debt investments in companies owned by a private equity fund that were originally issued through a syndication financing process. MSC Income has generally stopped making new Middle Market investments and expects the size of its Middle Market investment portfolio to continue to decline in future periods as its existing Middle Market investments are repaid or sold. MSC Income’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments in unaffiliated investment companies and private funds managed by third parties. Similar to its Middle Market investments, MSC Income has generally stopped making new Other Portfolio investments and expects the size of its Other Portfolio to continue to decline in future periods as its existing Other Portfolio investments are repaid or sold.
The “Investment Portfolio,” as used herein, refers to all of MSC Income’s investments in Private Loan portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio investments.
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
On October 28, 2020, MSC Income’s stockholders approved the appointment of MSC Adviser I, LLC (the “Adviser”), which is wholly-owned by Main Street, as MSC Income’s investment adviser and administrator under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “Prior Investment Advisory Agreement”).
On January 29, 2025, in connection with the MSC Income Listing (as defined below), MSC Income entered into an Amended and Restated Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”) with the Adviser. The Advisory Agreement was approved by the affirmative vote of the holders of a majority of MSC Income’s outstanding voting securities, as defined in the 1940 Act, at a special meeting of MSC Income’s stockholders held on December 11, 2024 (the “2025 Special Meeting”), to become effective upon the MSC Income Listing. In such role, the Adviser has the responsibility to manage the business of MSC Income, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor MSC Income’s Investment Portfolio and provide ongoing administrative services.

On January 30, 2025, MSC Income closed a follow-on public offering of 5,500,000 shares of its common stock, at the public offering price of $15.53 per share, in connection with which MSC Income’s shares of common stock were listed and began trading on the NYSE under the ticker symbol “MSIF” on January 29, 2025 (the “MSC Income Listing”). In addition, on February 3, 2025, MSC Income issued and sold 825,000 additional shares of its common stock, at the public offering price of $15.53 per share, pursuant to the underwriters’ full exercise of their overallotment option. Net of underwriting discounts and commissions and offering expenses, MSC Income received net cash proceeds of approximately $91 million in connection with the follow-on public equity offering.
Additionally, on December 16, 2024, in advance of the MSC Income Listing, the Company effectuated a 2-for-1 reverse stock split of its outstanding common stock pursuant to approval from the Board of Directors (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every two shares of MSC Income’s issued and outstanding common stock were converted into one share of issued and outstanding common stock, without any change in the par value per share or the number of authorized shares of its common stock. Unless otherwise indicated, all figures in this Annual Report on Form 10-K reflect the implementation of the Reverse Stock Split.
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
Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our,” the “Company” and “MSC Income” refer to MSIF and its consolidated subsidiaries, which include the Taxable Subsidiaries and the Structured Subsidiaries.
The following diagram depicts our organizational structure:

___________________________
(1)The Taxable Subsidiaries and Structured Subsidiaries were formed for operational purposes. Each of these companies is directly or indirectly wholly-owned by MSIF.
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
OVERVIEW OF OUR BUSINESS
Our principal investment objective is to maximize our investment portfolio’s total return, primarily by generating current income from our debt investments and, to a lesser extent, by generating current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective through our Private Loan investment strategy and our LMM investment portfolio. Our Private Loan investment strategy involves investments in companies that generally have annual revenues between $25 million and $500 million and annual earnings before interest, tax, depreciation and amortization expenses (“EBITDA”) between $7.5 million and $50 million. Our LMM investment portfolio consists of investments in companies that generally have annual revenues between $10 million and $150 million and annual EBITDA between $3 million and $20 million. Our Private Loan and LMM investments generally range in size from $1 million to $30 million.
Private Loan investments primarily consist of debt securities that have primarily been originated directly by our Adviser or, to a lesser extent, through our Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. Our Private Loan investments are typically made in a company owned by or in the process of being acquired by a private equity fund. Our Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. We may also co-invest with Main Street and the private equity funds in the equity securities of our Private Loan portfolio companies.
We have also historically sought to fill the financing gap for LMM businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM created the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participation. Our ability to invest across a company’s capital structure, from secured loans to equity securities, allowed us to offer portfolio companies a comprehensive suite of financing options, or a “one-stop” financing solution. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date.
In connection with the MSC Income Listing, our Board of Directors and the Adviser decided to change our investment strategy with respect to new platform investments to be solely focused on our Private Loan investment strategy. As a result, the size of our LMM investment portfolio is expected to decrease over time as our existing LMM investments are repaid or sold in the ordinary course of business. We do, however, plan to continue executing follow on investments in our existing LMM portfolio companies going forward in accordance with our existing SEC order for co-investment exemptive relief.
Our Middle Market investments are generally debt investments in companies owned by private equity funds that were originally issued through a syndication financing process. We have generally stopped making new Middle Market investments and expect the size of our Middle Market investment portfolio to continue to decline in future periods as existing Middle Market investments are repaid or sold. Our Middle Market debt investments generally range in size from $1 million to $20 million, are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.
Our Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for our Private Loan, LMM or Middle Market portfolio investments, including investments in unaffiliated investment companies and private funds managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses to third party managers. Similar to our Middle Market investments, we have generally stopped making new Other Portfolio investments and expect the size of our Other Portfolio to continue to decline in future periods as existing Other Portfolio investments are repaid or sold.
Subject to changes in our cash and overall liquidity, we may in the future invest in short-term portfolio investments that are atypical of our Private Loan and LMM portfolio investments in that they would be intended to be a short-term deployment of capital. These assets would be expected to be realized in one year or less and would not be expected to be a significant portion of our total investments.
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
We have received an exemptive order from the SEC permitting co-investments among us, Main Street and other advisory clients of our Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. We have made co-investments with, and in the future intend to continue to make co-investments with Main Street and other advisory clients of our Adviser, in accordance with the conditions of the order. The order requires, among other things, that Main Street and our Adviser consider whether each such investment opportunity is appropriate for us, Main Street and the other advisory clients of our Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because our Adviser is wholly-owned by Main Street and is not managing our investment activities as its sole activity, this may provide our Adviser an incentive to allocate opportunities to Main Street or its other advisory clients instead of us. However, both we and our Adviser have policies and procedures in place to manage this conflict, including approval of investment allocations and oversight of co-investments by the independent members of our Board of Directors. In addition to the co-investment program described above, we also co-invest in syndicated deals and other transactions where price is the only negotiated point by us and our affiliates.
BUSINESS STRATEGIES
Our principal investment objective is to maximize our portfolio’s total return, primarily by generating current income from our debt investments and current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We have adopted the following business strategies to achieve our investment objective:
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
•Generate Unique Returns from our LMM Investment Portfolio. We believe that our existing investments in our LMM portfolio companies provide unique risk-adjusted return characteristics and also provide our stockholders with access to a large and attractive portion of the U.S. economy that has been and continues to be underserved from a financing standpoint. As a result, we believe that our existing LMM investment portfolio provides our stockholders the opportunity for superior future returns.
•Leverage the Skills and Experience of our Adviser’s Investment Team. Our Adviser’s investment team has significant experience in lending to and investing in Private Loan, LMM and Middle Market companies. The members of our Adviser’s investment team have broad investment backgrounds, with significant experience and long-term tenure with our Adviser and prior experience at private investment funds, corporate entities with active acquisition growth strategies and activities, investment banks and other financial services companies. The expertise of our Adviser’s investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide us with competitive advantages by allowing us to consider customized financing solutions and non-traditional or complex structures for our portfolio companies.
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

•Benefit from Lower, Fixed, Long-Term Cost of Capital. We maintain an investment grade rating from Kroll Bond Rating Agency, LLC, which provides us the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement our capital structure, including the unsecured notes with fixed interest rates we issue.
INVESTMENT CRITERIA
Our Adviser’s investment team has identified the following investment criteria that it believes are important in evaluating prospective portfolio companies. Our Adviser’s investment team uses these criteria in evaluating investment opportunities. However, not all of these criteria have been, or will be, met in connection with each of our investments:
•Established Companies with Positive Cash Flow. We seek to invest in established companies with sound historical financial performance. We primarily pursue investments in Private Loan companies that have historically generated annual EBITDA of $7.5 million to $50 million. We also maintain a portfolio of investments in LMM companies that have historically generated annual EBITDA of $3 million to $20 million. We generally do not invest in start-up companies or companies with speculative business plans.
•Defensible Competitive Advantages/Favorable Industry Position. We primarily focus on companies having competitive advantages in their respective markets and/or operating in industries with barriers to entry, which may help to protect their market position and profitability.
•Proven Management Team. We look for operationally-oriented management with direct industry experience and a successful track record. We believe management teams with these attributes are more likely to manage the companies in a manner that protects our investment.
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
INVESTMENT PORTFOLIO
Our Private Loan portfolio investments primarily consist of investments in debt securities that are primarily originated directly by our Adviser, or to a lesser extent, through our Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, our Private Loan investments are typically made in a company owned by or in the process of being acquired by a private equity fund.
Our LMM portfolio investments primarily consist of secured debt, direct equity investments and equity warrants in privately held, LMM companies based in the United States. Through those investments, we have partnered with entrepreneurs, business owners and management teams in co-investments with Main Street. Effective upon the MSC Income Listing, we changed our investment strategy and will no longer make investments in new LMM portfolio companies, with any future LMM investments limited to follow-on investments in our existing LMM portfolio companies.
Our Middle Market portfolio investments are generally debt investments in companies owned by private equity funds that were originally issued through a syndication financing process. We have generally stopped making new Middle Market investments and expect the size of our Middle Market investment portfolio to continue to decline in future periods as existing Middle Market investments are repaid or sold.
Our Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for our Private Loan, LMM and Middle Market portfolio investments, including investments which may be managed by third parties. In our Other Portfolio, we may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. Similar to our Middle Market investments, we have generally stopped making new Other Portfolio investments and expect the size of our Other Portfolio to continue to decline in future periods as existing Other Portfolio investments are repaid or sold.
Debt Investments
The debt investments in our Private Loan portfolio have rights and protections that may include affirmative and negative covenants, default penalties, lien protection, change of control provisions, guarantees and equity pledges. Our Private Loan portfolio debt investments are generally secured by a first priority lien and typically have a term of between three and seven years from the original investment date. Our Private Loan debt investments generally have floating interest rates at the Secured Overnight Financing Rate (“SOFR”) or the Prime rate typically subject to a contractual minimum interest rate (an “interest rate floor”), plus a margin.
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
Our LMM debt investments generally have a term of five to seven years from the original investment date, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at interest rates generally between 10% and 14% per annum, payable currently in cash on either a fixed or floating rate basis. The LMM debt investments with floating interest rates will generally bear interest at the SOFR or the Prime rate typically subject to an interest rate floor, plus a margin. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. We refer to this form of interest as payment-in-kind, or PIK, interest. We typically structure our LMM debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. In most cases, our LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. In addition to seeking a senior lien position in the capital structure of our LMM portfolio companies, we seek to limit the downside potential of our LMM debt investments by negotiating covenants that are designed to protect our LMM debt investments while affording our portfolio companies as much flexibility in managing their businesses as is reasonable. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control or change of management provisions, key-man life insurance, guarantees, equity pledges, personal guaranties, where appropriate, and put rights. In addition, we typically seek board representation or observation rights in all of our LMM portfolio companies.
Our Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The debt investments in our Middle Market portfolio usually have rights and protections that are similar to those in our Private Loan and LMM debt investments. The Middle Market debt investments generally have floating interest rates at the SOFR or Prime rate typically subject to an interest rate floor, plus a margin.
Direct Equity Investments
We have also historically sought to make direct equity investments to align our interests with key management and stockholders of our LMM portfolio companies, and to allow for participation in the appreciation in the equity values of our LMM portfolio companies. We usually made our direct equity investments in connection with debt investments in our LMM portfolio companies. In addition, we may have both equity warrants and direct equity positions in some of our LMM portfolio companies. We, on a combined basis together with Main Street and other investment advisory clients of our Adviser, have historically sought to maintain fully diluted equity positions in our LMM portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. We have had a value orientation toward our direct equity investments and have traditionally been able to purchase our equity investments at reasonable valuations. We will also have, from time to time, the opportunity to co-invest with Main Street and the private equity funds in the equity securities of our Private Loan portfolio companies. The equity co-investment aligns our interests with those of the private equity fund and provides us with the opportunity to benefit from appreciation in the equity values of our Private Loan portfolio companies.
Warrants
In connection with our LMM debt investments, we occasionally received equity warrants to establish or increase our equity interest in the portfolio company. Warrants that we received in connection with a debt investment typically require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We typically structured the warrants to provide provisions protecting our rights as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In certain cases, we also may obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.
INVESTMENT PROCESS
Our Adviser’s investment committee has oversight over all aspects of our investment processes. The current members of the investment committee are Dwayne L. Hyzak, our Chief Executive Officer, David Magdol, our President and Chief Investment Officer, and Vincent D. Foster, Chairman of Main Street’s board of directors.

Our Adviser’s investment processes for portfolio investments are outlined below. Our Adviser’s investment strategy involves a “team” approach, whereby potential transactions are screened by several members of our Adviser’s investment team before being presented to the investment committee. The investment committee meets on an as-needed basis depending on transaction volume. Our Adviser generally categorizes our investment process into seven distinct stages:
Deal Generation/Origination
Deal generation and origination is maximized through our Adviser’s long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers such as lawyers, financial advisors and accountants, and current and former portfolio companies and investors. Our Adviser’s investment team has developed a reputation as a knowledgeable, reliable and active source of capital and assistance in these markets.
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
Upon successful screening of a proposed transaction, the investment team makes a recommendation to the investment committee. If the investment committee concurs with moving forward on the proposed transaction, we typically issue a non-binding term sheet or letter of intent to the company.
Term Sheet
For proposed transactions, the non-binding term sheet or letter of intent will include the key economic terms based upon our analysis performed during the screening process, as well as a proposed timeline and our qualitative expectation for the transaction. While the term sheet or letter of intent for investments is non-binding, we typically receive an expense deposit in order to move the transaction to the due diligence phase. Upon execution of a term sheet or letter of intent, our Adviser begins the formal due diligence process.
Due Diligence
Due diligence on a proposed investment is generally performed on materials and information obtained from certain external resources and assessed internally by a minimum of three of our Adviser’s investment professionals, who work to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance using the accumulated due diligence information. Our Adviser’s typical due diligence review includes some or all of the following:
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
Document and Close
Upon completion of a satisfactory due diligence review of a proposed portfolio investment, the investment team presents the findings and a recommendation to the investment committee. The presentation contains information which can include, but is not limited to, the following:
•company history and overview;
•transaction overview, history and rationale, including an analysis of transaction strengths and risks;
•overview and history of the private equity fund sponsor as the company’s equity owner;
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
As part of the monitoring process of our Private Loan and Middle Market portfolio investments, the investment team will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections and review all compliance certificates and covenants. Depending upon the nature of our Private Loan and Middle Market portfolio investments, the investment team may also attend board meetings, and meet and discuss issues or opportunities with the portfolio company’s management team or private equity owners, however, due to the nature of our “lender only” relationship with these Private Loan and Middle Market companies in comparison to our LMM portfolio companies, it is not practical to have as much direct management interface.
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
DETERMINATION OF NET ASSET VALUE AND INVESTMENT PORTFOLIO VALUATION PROCESS
We determine the net asset value (“NAV”) per share of our common stock on a quarterly basis. The NAV per share is equal to our total assets minus total liabilities divided by the total number of shares of common stock outstanding.
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
Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and designated our Adviser, led by a group of our Adviser’s executive officers, to serve as the Board’s valuation designee thereunder (the “Valuation Committee”). Pursuant to the Valuation Procedures, we undertake a multi-step process each quarter in connection with determining the fair value of our investments.
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
COMPETITION
We compete for investments with a number of investment funds (including private equity funds, mezzanine funds, BDCs and small business investment companies (“SBICs”)), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of the entities that compete with us are larger and have more resources available to them. We believe we are able to be competitive with these entities primarily on the basis of the experience and contacts of our Adviser’s management team and our ability to co-invest with Main Street and other advisory clients of our Adviser, the less competitive nature of the market for companies described in our Private Loan investment strategy, our Adviser’s responsive and efficient investment analysis and decision-making processes, our comprehensive suite of customized financing solutions and the investment terms we offer.
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
HUMAN CAPITAL
We do not currently have any employees and do not expect to have any employees in the future. Services necessary for the operation of our business are provided by individuals who are employees of Main Street, which wholly-owns our Adviser, pursuant to the terms of the Advisory Agreement. Each of our executive officers is an employee of Main Street. Our day-to-day investment activities are managed by the Adviser. The services necessary for the origination and monitoring of our Investment Portfolio are provided by investment professionals of the Adviser, who are all employed by Main Street. As of December 31, 2024, Main Street had 104 employees, 58 of whom it categorizes as investment and portfolio management professionals, and the others include operations professionals and administrative staff. Because we have no employees, we do not have a formal employee relations policy.
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
Senior Securities
Prior to 2018 legislation that modified the asset coverage requirements of the 1940 Act, we were permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, or BDC asset coverage ratio, as defined in the 1940 Act, equals at least 200% of all debt and/or senior stock immediately after each such issuance. However, 2018 legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur such that a BDC’s asset coverage ratio could be reduced from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On January 29, 2025, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which will result in the Company’s asset coverage requirements applicable to senior securities being reduced from 200% to 150%, effective on January 29, 2026. We are permitted to increase our leverage capacity sooner if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval.
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
Common Stock
We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We generally have not sought stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock; however, at the 2025 Special Meeting, in advance of the MSC Income Listing, we received approval from our stockholders to have the flexibility, with the approval of the Board of Directors, to offer and sell shares of our common stock at a price below the current net asset value per share until December 11, 2025.
In conjunction with the MSC Income Listing, we entered into a share repurchase plan to purchase up to $65.0 million in the aggregate of our common stock in the open market for a twelve-month period beginning in March 2025, at times when the market price per share of our common stock is trading below the most recently reported NAV per share of our common stock by certain pre-determined levels (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share).
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
•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting and, to the extent we are an accelerated filer or a large accelerated filer, we must obtain an audit of the effectiveness of our internal control over financial reporting performed by our independent registered public accounting firm; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The New York Stock Exchange Corporate Governance Regulations

The NYSE has adopted corporate governance regulations that listed companies must comply with. We believe we are in compliance with such corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take all necessary actions to ensure that we stay in compliance.
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
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
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
In order to comply with the 90% Income Test, we formed the Taxable Subsidiaries as wholly-owned taxable subsidiaries for the primary purpose of permitting us to own equity interests in portfolio companies which are “pass-through” entities for tax purposes. Absent the taxable status of the Taxable Subsidiaries, a portion of the gross income from such portfolio companies would flow directly to us for purposes of the 90% Income Test. To the extent such income did not consist of income derived from securities, such as dividends and interest, it could jeopardize our ability to qualify as a RIC and, therefore, cause us to incur significant U.S. federal income taxes. The Taxable Subsidiaries are consolidated with MSC Income for generally accepted accounting principles in the United States of America (“U.S. GAAP”) purposes and are included in our consolidated financial statements, and the portfolio investments held by the Taxable Subsidiaries are included in our consolidated financial statements. The Taxable Subsidiaries are not consolidated with MSIF for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of the portfolio investments. The income tax expense, or benefit, if any, and any related tax assets and liabilities, are reflected in our consolidated financial statements.
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

Failure to Qualify as a RIC
If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). We cannot assure you that we will qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.
If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. If we were subject to tax on all of our taxable income at regular corporate rates, then distributions we make after being subject to such tax would be taxable to our stockholders and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the maximum 20% rate (plus a 3.8% Medicare surtax, if applicable) applicable to qualified dividends to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate taxpayers would be eligible for a dividends-received deduction on distributions they receive. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.
Item 1A. Risk Factors
Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV, the trading price of our common stock and the value of our other securities could decline, and you may lose all or part of your investment.
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
•We may not replicate the historical results achieved by Main Street or by other advisory clients of our Adviser.
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
•Substantially all of our assets are subject to security interests under our senior securities and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on our assets.
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
•Our Adviser may face conflicts of interest in allocating investment opportunities between us, Main Street and the other advisory clients of our Adviser.
•Our Adviser’s liability is limited under the Advisory Agreement, and we have agreed to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
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
•Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV.
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
•Market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
•Failure to comply with applicable laws or regulations and changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
RISKS RELATED TO OUR BUSINESS AND STRUCTURE
Because our Investment Portfolio is recorded at fair value, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us pursuant to procedures established and overseen by our Board of Directors. Typically, there is not a public market for the securities of the privately held companies in which we invest through our Private Loan investment strategy and in our LMM investment portfolio. As a result, we value these securities quarterly at fair value based on inputs from management and a nationally recognized independent financial advisory services firm (on a rotational basis) pursuant to Valuation Procedures approved by our Board of Directors. In addition, the market for investments in companies in our Middle Market investment portfolio is generally not a liquid market, and therefore, we primarily use a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs, pursuant to our Valuation Procedures. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Our ability to achieve our investment objective of maximizing our portfolio’s total return, primarily by generating current income from our debt investments and, to a lesser extent, by generating current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company, depends on our Adviser’s ability to effectively manage and deploy capital, which depends, in turn, on our Adviser’s investment team’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.
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
We depend on the members of our Adviser’s investment team, particularly Dwayne L. Hyzak, David L. Magdol, Jesse E. Morris, Jaime Arreola, K. Colton Braud, III, Damian T. Burke, Samuel A. Cashiola, Diego Fernandez, Nicholas T. Meserve and Jonathan B. Montgomery for the identification, review, final selection, structuring, closing and monitoring of our investments. These individuals have significant investment expertise and relationships that we rely on to implement our business plan. Although these executive officers and other key personnel have entered into non-compete arrangements with our Adviser or an affiliate of our Adviser, we cannot guarantee that any of these individuals will remain available to us. If we lose the services of the individuals mentioned above, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. Main Street and the Adviser have entered into a sharing agreement pursuant to which Main Street provides the Adviser with investment professionals and access to its resources. Because the Adviser does not have any employees, it depends solely on the investment professionals provided to it by Main Street pursuant to the sharing agreement for its infrastructure, business relationships and management expertise in connection with its provision of investment advisory services to us.
Our success depends on our Adviser’s ability to attract and retain qualified personnel in a competitive environment.
Our growth will require that our Adviser is able to retain new investment and administrative personnel in a competitive market. Our Adviser’s ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds, debt funds and mezzanine funds) and traditional financial services companies, with which our Adviser competes for experienced personnel have greater resources than our Adviser.
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
We may not replicate the historical results achieved by Main Street or by other advisory clients of our Adviser.
Although our investment strategy partly overlaps with the investment strategy of Main Street, the parent company of our Adviser, we cannot assure stockholders that we will be able to replicate the historical results achieved by Main Street or other advisory clients of our Adviser. Because of the differences in our business structure, investment strategy and portfolio composition and the changes to our investment strategy in connection with the MSC Income Listing, our investment returns could be substantially lower than the returns achieved by Main Street or other investment advisory clients of our Adviser in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions that may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.
Our business model depends to a significant extent upon strong referral relationships.
We expect that members of our Adviser’s management team will maintain their relationships with intermediaries, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within our network, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser’s management team fails to maintain its existing relationships or develop new relationships with sources of investment opportunities, we will not be able to grow our Investment Portfolio. In addition, individuals with whom members of our Adviser’s management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Our Board of Directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be regulated as, or withdraw our election as, a BDC. We cannot predict the effect any changes to our investment objective, current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be material and adverse, which could negatively affect our business and impair our ability to pay interest and principal payments to holders of our debt instruments and to make distributions to our stockholders and cause our investors to lose all or part of their investment in us.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements and any requirements under our financing arrangements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See Risk Factors — Federal Income Tax Risks — We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code. Although we have historically operated as a non-diversified investment company within the meaning of the 1940 Act, our investment portfolio may, from time to time, be comprised of assets that could permit us to qualify as a “diversified” investment company under the 1940 Act. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.
We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations and prospects.
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
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we or our Adviser fail to act responsibly in a number of areas, such as environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Our bylaws include an exclusive forum selection provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents.
Our bylaws provides that, unless we consent in writing to the selection of a different forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be, except for any claims made under the federal U.S. securities laws, the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of any duty owed by a director or officer or other employee of the Company to the Company or to the stockholders of the Company, (c) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Maryland General Corporation Law, our articles of incorporation or our bylaws, or (d) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine. Such provision does not apply to any claims, suits, actions or proceedings arising under the federal securities laws. This provision may increase costs for stockholders in bringing a claim against us or our directors, officers or other agents. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed, to the fullest extent permitted by law, to have notice of and consented to these exclusive forum provisions. The exclusive forum selection provision in our bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.
RISKS RELATED TO OUR INVESTMENTS
The types of portfolio companies in which we invest involve significant risks and we could lose all or part of our investment.
Investing in the types of companies that comprise our portfolio companies exposes us to a number of significant risks. Among other things, these companies:
•may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of our investments;
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
In addition certain of our officers or our Adviser’s officers may serve as directors on the boards of our portfolio companies. To the extent that litigation arises out of our investments in these companies, our officers or our Adviser’s officers may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

Economic recessions or downturns could impair our portfolio companies’ performance and defaults by our portfolio companies will harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay our loans during these periods. Therefore, the number of non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of our loans and the value of any equity investments. A severe recession could further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from maintaining or increasing the level of our investments and harm our operating results.
Any deterioration of general economic conditions could lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods. Failure to satisfy financial or operating covenants imposed by lenders, including us, to a portfolio company could lead to defaults and, potentially, acceleration of payments on such loans and foreclosure on the assets representing collateral for the portfolio company’s obligations. Cross default provisions under other agreements could be triggered and thus limit the portfolio company’s ability to satisfy its obligations under any debt that we hold and affect the value of any securities we own. We would expect to incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a portfolio company following or in anticipation of a default.
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
•cash distributions paid to investors representing original issue discount income may be effectively paid from offering proceeds or borrowings during any given period; thus, although the source for the cash used to pay a distribution of original issue discount income may come from the cash invested by investors, or our borrowings, the 1940 Act does not require that investors be given notice of this fact;
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
Certain investments that we have made in the past and may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, these equity interests may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer; however, we may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.
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

Assumed Return on Our Portfolio(1) (net of expenses)	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding Net Return to Common Stockholder(2)	(25.4)%	(15.6)%	(5.8)%	4.0%	13.8%
_____________________________
(1)Assumes, as of December 31, 2024, $1,224.7 million in total assets, $565.7 million in debt outstanding, $624.9 million in net assets and a weighted-average interest rate of 6.4%. Actual interest payments may be different.
(2)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2024 total assets of at least 3.0%.
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
Substantially all of our assets are subject to security interests under our senior securities and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on our assets.
Substantially all of our assets are currently pledged as collateral under our secured debt obligations. If we default on our obligations under our secured debt obligations, our lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders. In addition, if the lenders exercise their right to sell the assets pledged under our secured debt obligations, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts of outstanding borrowings.
If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under our debt obligations to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our debt obligations. If we breach our covenants under our debt obligations and seek a waiver, we may not be able to obtain a waiver from the required lenders or debt holders. If this occurs, we would be in default under our debt obligations, the lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because certain of our debt obligations have customary cross-default provisions, if the indebtedness under our debt obligations is accelerated, we may be unable to repay or finance the amounts due.
We are subject to risks associated with any revolving credit facility that utilizes a Structured Subsidiary as our interests in any Structured Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Structured Subsidiary.
We own directly or indirectly 100% of the equity interests in MSIF Funding, LLC (“MSIF Funding”), a special purpose Structured Subsidiary utilized in our senior secured special purpose vehicle revolving credit facility (the “SPV Facility”). We consolidate the financial statements of MSIF Funding in our consolidated financial statements and treat the indebtedness under the SPV Facility as our leverage. Our interest in MSIF Funding is subordinated in priority of payment to every other obligation of MSIF Funding and is subject to certain payment restrictions set forth in the SPV Facility.
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
Under SEC Rule 18f-4 under the 1940 Act (“Rule 18f-4”), related to use of derivatives, short sales, reverse repurchase agreements and certain other transactions by BDCs, we are permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provision of the 1940 Act if we comply with certain value-at-risk leverage limits, adopt a derivatives risk management program and implement board oversight and reporting requirements or otherwise comply with a “limited derivatives users” exception. Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provision of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). We may otherwise engage in such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements.
We have adopted updated policies and procedures in compliance with Rule 18f-4. We expect to qualify as a “limited derivatives user.” Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act, which may be materially adverse to us and our investors.

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
The incentive fee payable by us to our Adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Adviser is determined may encourage it to use leverage to increase the return on our investments. As additional leverage would magnify positive returns, if any, on our portfolio, our incentive fee would become payable to our Adviser (i.e., exceed the hurdle rate) at a lower average gross return on our portfolio. Additionally, the incentive fee payable by us to the Adviser may create an incentive for the Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, the Adviser benefits when we recognize capital gains and, because the Adviser determines when an investment is sold, the Adviser can influence the timing of the recognition of such capital gains.
In addition, the fact that our management fee is payable based upon our total assets, which includes any investments funded through increased borrowings, may encourage our Adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage (or an investment in companies that are highly leveraged) may increase the likelihood of default, which would result in higher investment losses.
We may be obligated to pay our Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
The Advisory Agreement entitles our Adviser to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Pursuant to the Advisory Agreement, our Adviser will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received in cash as a result of a default by an entity on the obligation that resulted in the accrual of such income and such circumstances would result in our paying an incentive fee on income we never received in cash.
Our Adviser may face conflicts of interest in allocating investment opportunities between us, Main Street and the other advisory clients of our Adviser.
The investment professionals utilized by our Adviser are also the investment professionals responsible for investing and managing Main Street’s investment portfolio as well as the investment portfolios of other advisory clients of our Adviser. These professionals are responsible for allocating investment opportunities between us, Main Street and other advisory clients managed by it. We have made and, in the future, intend to make co-investments with Main Street and other advisory clients of the Adviser in accordance with the conditions of an exemptive relief order from the SEC permitting such co-investment transactions. The order requires, among other things, that Main Street and the Adviser consider whether each such investment opportunity is appropriate for us, Main Street and the Adviser’s advised clients and, if it is appropriate, to propose an allocation of the investment opportunity between such other parties. As a consequence, it may be more difficult for us to maintain or increase the size of our Investment Portfolio in the future. Although the Adviser and Main Street will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in the order issued by the SEC when relying on such order, we may face conflicts in allocating investment opportunities between us, Main Street and other advisory clients of the Adviser. Because our Adviser may receive performance-based fee compensation from other advisory clients it manages, if such clients have more favorable terms or provisions than with us, this may provide our Adviser an incentive to allocate opportunities to other advisory clients our Adviser manages, instead of us. Our Adviser and Main Street have implemented an allocation policy to ensure the equitable distribution of investment opportunities and, as a result, we may be unable to participate in certain investments based upon such allocation policy.
Main Street owns approximately 2.9% of our common stock, which could result in its influence over the outcome of matters submitted to the vote of our stockholders.
Main Street owns approximately 2.9% of our outstanding common stock and may acquire additional shares in the future. As a result, Main Street may have influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors or transactions involving a change in control. Their interests may conflict with, or differ from, the interests of our other stockholders. So long as Main Street continues to own shares of our common stock, it could influence our corporate decisions submitted to our stockholders for approval, regardless of whether we terminate the management agreement with the Adviser.
Our Adviser’s liability is limited under the Advisory Agreement, and we have agreed to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Advisory Agreement, our Adviser and its officers, directors, managers, partners, shareholders, members (and their shareholders or members, including the owners of their shareholders or members), agents, employees, controlling persons and any other person or entity affiliated with or acting on behalf of the Adviser are not liable to us for acts or omissions performed by our Adviser in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting fraud, willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Advisory Agreement. In addition, we have agreed to indemnify our Adviser and its officers, directors, managers, partners, shareholders, members (and their shareholders or members, including the owners of their shareholders or members), agents, employees, controlling persons and any other person or entity affiliated with or acting on behalf of the Adviser from and against any claims or liabilities, including reasonable legal fees, arising out of or in connection with any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to fraud, willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Advisory Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than they would when acting for their own account.
Our Adviser can resign on 120 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our Adviser has the right, under the Advisory Agreement, to resign at any time upon not less than 120 days’ written notice, whether we have found a replacement or not. If our Adviser resigns, we may not be able to find a replacement or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
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
We may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).
If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.
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
Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:
Senior Securities
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:
•Prior to 2018 legislation that modified the asset coverage requirements of the 1940 Act, we were permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, or BDC asset coverage ratio, as defined in the 1940 Act, equals at least 200% of all debt and/or senior stock immediately after each such issuance. However, 2018 legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur such that a BDC’s asset coverage ratio could be reduced from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On January 29, 2025, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which will result in the Company’s asset coverage requirements applicable to senior securities being reduced from 200% to 150%, effective on January 29, 2026. We are permitted to increase our leverage capacity sooner if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive such stockholder approval, we would be permitted to increase our leverage capacity on the first day after such approval.
•If the value of our assets declines, we may be unable to satisfy the asset coverage requirement tests. If that happens, we will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions and may not be permitted to declare a cash dividend or make any cash distribution to stockholders or repurchase shares until such time as we satisfy this test.
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
Additional Common Stock
We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV per share of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. See Risk Factors — Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock. for a discussion related to us issuing shares of our common stock below NAV. Our stockholders have authorized us to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock at a price per share below the NAV per share, subject to the applicable requirements of the 1940 Act. There is no expiration date on our ability to issue such warrants, options, rights or convertible securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.
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
Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV per share.
Shares of closed-end investment companies, including BDCs, may trade at a discount to NAV per share. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. In addition, if our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. See Risk Factors — Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock. for a discussion related to us issuing shares of our common stock below NAV.
The market price of our securities may be volatile and fluctuate significantly.
Fluctuations in the trading prices of our securities may adversely affect the liquidity of the trading market for our securities and, if we seek to raise capital through future securities offerings, our ability to raise such capital. The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•changes in regulatory policies, accounting pronouncements or tax guidelines;
•the exclusion of BDC common stock from certain market indices, such as what happened with respect to the Russell indices and the Standard and Poor’s indices, could reduce the ability of certain investment funds to own our common stock and limit the number of owners of our common stock and otherwise negatively impact the market price of our common stock;

•inability to obtain any exemptive relief that may be required by us in the future from the SEC;
•loss of our BDC or RIC status or any of the Funds’ status as an SBIC;
•changes in our earnings or variations in our operating results;
•changes in the value of our portfolio of investments;
•any shortfall in our investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•loss of a major funding source;
•fluctuations in interest rates;
•the operating performance of companies comparable to us;
•departure of our key personnel;
•proposed, or completed, offerings of our securities, including classes other than our common stock;
•global or national credit market changes; and
•general economic trends and other external factors.
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
Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.
The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV provided that our Board of Directors makes certain determinations. We generally have not sought stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock; however, at the 2025 Special Meeting, in advance of the MSC Income Listing, we received approval from our stockholders to have the flexibility, with the approval of the Board of Directors, to offer and sell shares of our common stock at a price below the current net asset value per share until December 11, 2025. We may also seek such authorization at future annual or special meetings of stockholders. Any decision to sell shares of our common stock below the then current NAV per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.
If we were to sell shares of our common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then current

NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.
Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the example below illustrates the effect of dilution to existing stockholders resulting from the sale of common stock at prices below the NAV of such shares.
Illustration: Example of Dilutive Effect of the Issuance of Shares Below NAV. Assume that Company XYZ has 1,000,000 total shares outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities. The NAV per share of the common stock of Company XYZ is $10.00. The following table illustrates the reduction to NAV and the dilution experienced by Stockholder A following the sale of 40,000 shares of the common stock of Company XYZ at $9.50 per share, a price below its NAV per share.

	Prior to Sale Below NAV	Following Sale Below NAV	Percentage Change
Reduction to NAV
Total Shares Outstanding	1,000,000	1,040,000	4.0%
NAV per share	$10.00	$9.98	(0.2)%

Dilution to Existing Stockholder(1)
Shares Held by Stockholder A	10,000	10,000	—%
Percentage Held by Stockholder A	1.00%	0.96%	(4.0)%
Total Interest of Stockholder A in NAV	$100,000	$99,808	(0.2)%
(1)Assumes that Stockholder A does not purchase additional shares in the sale of shares below NAV.
Our common stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Our investors do not have preemptive rights to purchase any shares of common stock we issue in the future. Our articles of incorporation authorize us to issue up to 450,000,000 shares of common stock. Pursuant to our articles of incorporation, a majority of our entire Board of Directors may amend our Articles of Incorporation from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series without stockholder approval. Our Board of Directors may elect to sell additional shares in future public offerings or issue equity interests in private offerings. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares of common stock.
Purchases of shares of our common stock by us or Main Street under open-market purchase programs may result in the price of shares of our common stock being higher than the price that otherwise might exist in the open market.
Our Board of Directors authorized us to repurchase shares of our common stock through an open-market share repurchase program for up to $65.0 million in the aggregate of shares of our common stock for a 12-month period starting in March 2025. Pursuant to such authorization, we have entered into the Company Rule 10b5-1 Stock Repurchase Plan to facilitate the repurchase of up to the full $65.0 million in shares of our common stock authorized under the share repurchase program in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. In addition, Main Street intends to purchase up to $20.0 million in the aggregate of shares of our common stock in the open market for a 12-month period starting in March 2025, pursuant to the terms of the Main Street Rule 10b5-1 Stock Purchase Plan. The purchases of shares pursuant to the Main Street Rule 10b5-1 Stock Purchase Plan will be implemented in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. These activities may have the effect of maintaining the market price of shares our common stock or mitigating a decline in the market price of the shares of our common stock, and, as a result, the price of our shares of common stock may be higher than the price that otherwise might exist in the open market.

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
Our credit ratings may not reflect all risks of an investment in our debt securities.
Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.
FEDERAL INCOME TAX RISKS
We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code.
To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:
•The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of (i) the filing of the final tax return related to the year which generated such taxable income or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated. For more information regarding tax treatment, see Business — Regulation — Taxation as a Regulated Investment Company. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, because we receive non-cash sources of income such as PIK interest which involves us recognizing taxable income without receiving the cash representing such income, we may have difficulty meeting the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
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

Disruptions in the capital markets could increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.
Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
Third parties with which we do business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cybersecurity or other technological risks. While our Adviser engages in actions to reduce our exposure resulting from outsourcing, we and our Adviser cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to us, our Adviser and our portfolio investments. We and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, our Adviser’s business and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, the Adviser and our portfolio companies to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our Adviser and our portfolio companies. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by us, our Adviser or our portfolio companies.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Main Street and our Adviser maintain, and routinely review and evaluate their and the Company’s information technology (“IT”) and cybersecurity policies, practices and procedures (the “Cybersecurity Program”), which includes processes for assessing, identifying and managing material risks from cybersecurity threats. The Cybersecurity Program has various policies and procedures including a Cyber Incident Response Plan as part of Main Street’s Crisis Management Plan. The Cybersecurity Program is administered by Main Street’s IT Manager, who is managed on a day-to-day basis by Main Street’s General Counsel and overseen by Main Street’s IT Steering Committee consisting of Main Street’s Chief Executive Officer, Main Street’s Chief Operating Officer and Main Street’s General Counsel. Main Street’s General Counsel also serves as the crisis response team leader in connection with any material cybersecurity incident under the Cyber Incident Response Plan, with Main Street’s Chief Operating Officer and Main Street’s IT Manager also included on the crisis response team. Main Street and our Adviser also utilize the services of IT and cybersecurity advisers, consultants and experts in the evaluation and periodic testing of Main Street’s IT and cybersecurity systems, to recommend improvements to the Cybersecurity Program and in connection with any cybersecurity incident. Main Street’s IT Manager has over 10 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity systems, policies and procedures. Main Street’s General Counsel has served in his oversight function as General Counsel for over 16 years and previously as Main Street’s Chief Compliance Officer for over 12 years, during which time he has gained expertise in assessing and managing risk applicable to the Company. Similarly, each of Main Street’s Chief Executive Officer and our Main Street’s Chief Operating Officer have served in various executive management roles at the Company and, in the case of our Main Street’s Chief Operating Officer, other publicly traded organizations, involving extensive oversight and management of risks, including cybersecurity related risks, for over 20 years.
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
Oversight of risks relating to IT and cybersecurity has been delegated by our Board to its Audit Committee. The Audit Committee includes members of the Board who, in addition to each being designated as an “audit committee financial expert,” possess backgrounds and experience which we believe enable them to provide effective oversight of our IT and cybersecurity risks. Our management routinely reports to the Audit Committee on the status of the Cybersecurity Program and material risks from cybersecurity threats at the Audit Committee’s quarterly meetings. Such reports generally detail any testing, observations or developments concerning the Cybersecurity Program that occurred during the prior quarter. The results of periodic testing related to the Cybersecurity Program are also described in the Chief Compliance Officer’s annual report to the Board, provided pursuant to Rule 38a-1 under the 1940 Act. The crisis response team leader also collaborates with the Audit Committee chair to ensure that the Board is apprised of any material cybersecurity incident.
During the reporting period, the Company has not identified any impacts from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results and financial condition.
Item 2. Properties
We do not own any real estate or other physical properties materially important to our operations. Currently, Main Street leases office space in Houston, Texas for its and its affiliates’ corporate headquarters, including ours. We believe that our current office facilities are adequate to meet our needs.
Item 3. Legal Proceedings
We, the Adviser and/or Main Street may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us, the Adviser and/or Main Street in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our, the Adviser’s or Main Street’s financial condition or results of operations; however, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on our, the Adviser’s or Main Street’s financial condition or results of operations in any future reporting period.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMMON STOCK AND HOLDERS
Our common stock began trading on the NYSE under the symbol “MSIF” on January 29, 2025.
The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock as reported on the NYSE, and the sales price as a percentage of the NAV per share of our common stock.

		Price Range		Premium of High Sales Price to	Premium of Low Sales Price to
	NAV(1)	High	Low	NAV(2)	NAV(2)
Year ending December 31, 2025
First Quarter (January 29, 2025 through March 18, 2025)	*	$17.84	$15.82	*	*
___________________________
*NAV has not yet been determined for the first quarter of 2025.
(1)NAV is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)Calculated for each quarter as (i) NAV subtracted from the respective high or low share price divided by (ii) NAV.
On March 18, 2025, the last sale price of our common stock on the NYSE was $17.01 per share, and there were 17,382 holders of record of our common stock which did not include stockholders for whom shares are held in “nominee” or “street name.” The NAV per share of our common stock on December 31, 2024 was $15.53, and the premium of the March 18, 2025 closing price of our common stock was 10% to this NAV per share.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from NAV per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV per share will decrease. It is not possible to predict whether our common stock will trade at, above, or below NAV per share. Since our listing on the NYSE in January 2025, our shares of common stock have traded at prices both less than and exceeding our NAV per share.
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
We have adopted a dividend reinvestment plan. The previous plan (the “Prior DRIP”) was effective during the years covered in this report. Effective as of the date of the Company’s Board of Directors’ first declaration of a dividend or distribution on the Company’s common stock following the MSC Income Listing, the Company has adopted an “opt out” dividend reinvestment plan (the “New DRIP” and, together with the Prior DRIP, the “DRIP”; See Note H - Dividend Reinvestment Plan included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further detail). The New DRIP provides for the reinvestment of dividends on behalf of our stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if we declare a cash dividend, our stockholders who have not properly “opted out” of the New DRIP will have their cash dividend automatically reinvested into additional shares of our common stock. The share requirements of the New DRIP may be satisfied through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of our common stock reported on the NYSE on the trading day immediately preceding the dividend payment date for each dividend. Shares purchased in the open market to satisfy the New DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. Our DRIP is administered by our transfer agent on behalf of our record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in our DRIP but may provide a similar dividend reinvestment plan for their clients.
SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2024, we issued 1,132,714 shares of our common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).
In addition, during the year ended December 31, 2024, on certain dividend payment dates we sold shares of our common stock to Main Street at the price at which we issued new shares in connection with reinvestments of dividends pursuant to the DRIP. In each of these transactions, the issuance and sale of shares were exempt from registration under Section 4(a)(2) of the Securities Act and were unanimously approved by our Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or our Adviser.
The following table describes the terms of these exempt sales of common stock:

Date of Transaction	Total number of shares sold	Sale price per share	Proceeds to the Company
	(dollars in thousands, except per share amounts)
January 31, 2024	157,035	$15.92	$2,500
May 1, 2024	157,629	$15.86	$2,500
August 1, 2024	125,314	$15.96	$2,000
The aggregate value of the shares of our common stock issued during 2024 under the DRIP and pursuant to the exempt sale transactions described above was $25.0 million.
PURCHASES OF EQUITY SECURITIES
Prior to the MSC Income Listing, we maintained a quarterly share repurchase program whereby we made quarterly offers to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The amount of shares of our common stock to be repurchased during any calendar quarter was equal to the lesser of (i) the number of shares of common stock we could repurchase with the proceeds we received from the issuance of common stock under our dividend reinvestment plan as then in effect or (ii) 2.5% of the weighted-average number of shares of common stock outstanding in the prior four calendar quarters. Repurchase offers were limited to the number of shares of common stock that we could repurchase with 90% of the cash retained as a result of issuances of common stock under the then-effective dividend reinvestment plan.
On November 13, 2024, our Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or our Adviser, unanimously approved suspending our quarterly share repurchase program in anticipation of the MSC Income Listing. While our quarterly share repurchase program ultimately terminated upon the MSC Income Listing, our Board of Directors has authorized us to repurchase shares of our common stock through an open-market share repurchase program for up to $65.0 million in the aggregate of shares of our common stock for a 12-month period beginning in March 2025. Pursuant to such authorization, we entered into the Company Rule 10b5-1 Stock Repurchase Plan to facilitate the repurchase of up to $65.0 million in shares of our common stock authorized under the open-market share repurchase program, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments for additional information.

The following table lists shares we repurchased under our quarterly share repurchase program during the fourth quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 through October 31, 2024	—	—	—	N/A
November 1 through November 30, 2024	256,421	$15.48	256,421	N/A
December 1 through December 31, 2024	—	—	—	N/A
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
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the Private Loan, LMM and Middle Market portfolios as of December 31, 2024 and 2023 (this information excludes Other Portfolio investments, which are discussed further below).

	As of December 31, 2024
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	84	57	10
Fair value	$677.9	$436.1	$39.4
Cost	$697.5	$357.1	$66.3
Debt investments as a % of portfolio (at cost)	93.9%	67.8%	87.8%
Equity investments as a % of portfolio (at cost)	6.1%	32.2%	12.2%
% of debt investments at cost secured by first priority lien	99.9%	99.9%	99.9%
Weighted-average annual effective yield (b)	12.0%	13.0%	14.1%
Average EBITDA (c)	$28.6	$10.8	$38.2
_____________________________
(a)As of December 31, 2024, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2024. The weighted-average annual effective yield on our debt portfolio as of December 31, 2024, including debt investments on non-accrual status, was 11.4% for our Private Loan portfolio, 12.2% for our LMM portfolio and 9.0% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies, three LMM portfolio companies and one Middle Market portfolio company, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2023. The weighted-average annual effective yield on our debt portfolio as of December 31, 2023, including debt investments on non-accrual status, was 12.6% for our Private Loan portfolio, 13.0% for our LMM portfolio and 9.9% for our Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
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
For the years ended December 31, 2024 and 2023, we achieved a total return on investments of 12.4% and 13.6%, respectively. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of December 31, 2024, we had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $24.1 million in fair value and $17.9 million in cost basis, which comprised 2.0% and 1.6% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, we had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $24.6 million in fair value and $21.5 million in cost basis, which comprised 2.3% and 2.1% of our Investment Portfolio at fair value and cost, respectively.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both December 31, 2024 and 2023, our Investment Portfolio valued at fair value represented 96% of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of December 31, 2024 and 2023 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2024, 2023 and 2022 (i) 6.2%, 3.8% and 2.5%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1%, 0.1% and 0.6%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of December 31, 2024 and 2023 (this information excludes Other Portfolio investments).

Cost:	December 31, 2024	December 31, 2023
First lien debt	85.2%	86.5%
Equity	14.5	13.3
Equity warrants	0.3	0.2
Other	—	—
	100.0%	100.0%

Fair Value:	December 31, 2024	December 31, 2023
First lien debt	77.6%	78.4%
Equity	22.0	21.5
Equity warrants	0.4	0.1
Other	—	—
	100.0%	100.0%
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
As of December 31, 2024, investments on non-accrual status comprised 1.5% of our total Investment Portfolio at fair value and 5.6% at cost. As of December 31, 2023, investments on non-accrual status comprised 1.1% of our total Investment Portfolio at fair value and 4.0% at cost.
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
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2024 and 2023. The comparison of, and changes between, the fiscal years ended December 31, 2023 and 2022 can be found within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference.
On December 16, 2024, we effectuated the Reverse Stock Split. As a result of the Reverse Stock Split, every two shares of our issued and outstanding common stock were converted into one share of issued and outstanding common stock, without any change in the par value per share or the number of authorized shares of our common stock.
Comparison of the years ended December 31, 2024 and 2023

	Year Ended December 31,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Total investment income	$134,828	$131,386	$3,442	3%
Total expenses, net of expense waivers	(77,506)	(73,717)	(3,789)	5%
Net investment income	57,322	57,669	(347)	(1)%
Net realized gain (loss)	15,776	(34,010)	49,786	NM
Net unrealized appreciation (depreciation)	(15,439)	46,319	(61,758)	NM
Income tax provision	(1,106)	(3,769)	2,663	(71)%
Net increase in net assets resulting from operations	$56,553	$66,209	$(9,656)	(15)%
_____________________________
NM — Net Change % not meaningful
Investment Income
Total investment income for the year ended December 31, 2024 was $134.8 million, a 3% increase from the $131.4 million of total investment income for the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended December 31,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest income	$117,816	$116,976	$840	1%
Dividend income	11,696	11,255	441	4%
Fee income	5,316	3,155	2,161	68%	(a)
Total investment income	$134,828	$131,386	$3,442	3%	(b)
_____________________________
(a)The increase in fee income was primarily related to (i) a $1.4 million increase in fees received from the refinancing and prepayment of debt investments and (ii) a $0.8 million increase in fees related to increased investment activity.
(b)The increase in total investment income includes a net increase of $0.3 million in certain income considered less consistent or non-recurring, including a $1.8 million increase in such fee income, partially offset by (i) a $1.0 million decrease in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments and (ii) a $0.4 million decrease in such dividend income.

Expenses
Total expenses, net of fee and expense waivers, for the year ended December 31, 2024 were $77.5 million, a 5% increase from $73.7 million in the prior year. The following table provides a summary of the changes in the comparable period activity.

	Year Ended December 31,		Net Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest	$39,035	$36,458	$2,577	7%	(a)
Base management fees	20,922	19,828	1,094	6%	(b)
Incentive fees	12,494	12,569	(75)	(1)%
Internal administrative services fees	10,089	8,916	1,173	13%	(c)
General and administrative	4,416	4,254	162	4%
Total expenses before expense waivers	86,956	82,025	4,931	6%
Waiver of internal administrative services expenses	(9,450)	(8,308)	(1,142)	14%
Total expenses, net of expense waivers	$77,506	$73,717	$3,789	5%
_____________________________
(a)The increase in interest expense was primarily related to higher weighted-average outstanding borrowings used to fund the growth in our Investment Portfolio.
(b)The increase in base management fees was due to an increase in average total assets.
(c)The increase in internal administrative service fees was primarily related to increased expenses incurred by the Adviser associated with its activities and services under the Prior Investment Advisory Agreement. Consistent with prior practice, the vast majority of such internal administrative service fees, or all fees other than $0.6 million, were waived by the Adviser. The only fees not waived are the cost of services previously provided by a sub-administrator prior to January 1, 2022 and assumed by the Adviser thereafter (see Note J.1. — Related Party Transactions — Advisory Agreements and Conditional Expense Reimbursement Waivers included in Item 8. Consolidated Financial Statements and Supplementary Data).
Net Investment Income
Net investment income for the year ended December 31, 2024 decreased 1% to $57.3 million, or $1.43 per share, compared to net investment income of $57.7 million, or $1.44 per share, in 2023. The decrease in net investment income was attributable to an increase in total expenses, partially offset by an increase in total investment income, both as discussed above. The decrease in net investment income and net investment income per share includes a $0.3 million, or $0.01 per share, increase in investment income considered less consistent or non-recurring, as discussed above.

Net Realized Gain (Loss)
The following table provides a summary of the primary components of the total net realized gain on investments of $15.8 million for the year ended December 31, 2024.

	Year Ended December 31, 2024
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$24,832	2	$—	—	$(5,617)	2	$(17)	$19,198
LMM portfolio	(3,560)	1	2,591	1	—	—	163	(806)
Middle Market portfolio	(2,842)	2	—	—	(773)	1	852	(2,763)
Other Portfolio	—	—	—	—	—	—	147	147
Total net realized gain (loss)	$18,430	5	$2,591	1	$(6,390)	3	$1,145	$15,776
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

Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized depreciation of $15.4 million for the year ended December 31, 2024.

	Year Ended December 31, 2024
	Private Loan (a)	LMM (b)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(20,676)	$169	$3,513	$(147)	$(17,141)
Net unrealized appreciation (depreciation) relating to portfolio investments	(7,482)	7,651	(1,647)	3,180	1,702
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(28,158)	$7,820	$1,866	$3,033	$(15,439)
_____________________________
(a)The $20.7 million reversal of net unrealized appreciation on the Private Loan investment portfolio is primarily due to a realized gain of $25.5 million on the full exit of one Private Loan portfolio investment.
(b)Includes unrealized appreciation on 30 LMM portfolio investments and unrealized depreciation on 21 LMM portfolio investments.
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
_____________________________
(a)Includes unrealized appreciation on 25 LMM portfolio investments and unrealized depreciation on 19 LMM portfolio investments.
Income Tax Benefit (Provision)
The income tax provision for the year ended December 31, 2024 of $1.1 million principally consisted of a current tax provision of $5.0 million related to a $4.1 million provision for current federal and state income taxes and a $0.9 million provision for excise tax on our estimated undistributed taxable income, partially offset by a deferred tax benefit of $3.9 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences.
The income tax provision for the year ended December 31, 2023 of $3.8 million consisted of (i) a deferred tax provision of $2.9 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $0.9 million related to a $0.5 million provision for excise tax on our estimated undistributed taxable income and a $0.4 million provision for current federal and state income taxes.

Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the year ended December 31, 2024 was $56.6 million, or $1.41 per share, compared to $66.2 million, or $1.65 per share, during the year ended December 31, 2023. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the year ended December 31, 2024, we realized a net decrease in cash and cash equivalents of $2.4 million, which is the net result of $28.1 million of cash used in our operating activities and $25.7 million of cash provided by our financing activities.
The $28.1 million of cash used in our operating activities resulted primarily from (i) cash uses totaling $325.1 million for the funding of new and follow-on portfolio investments and (ii) $1.0 million in cash outflows related to changes in other assets and liabilities, partially offset by (i) cash proceeds totaling $259.0 million from the sales and repayments of debt investments and sales of and return of capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $44.0 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $25.7 million of cash provided by our financing activities principally consisted of (i) $80.0 million in net cash borrowings related to our Credit Facilities and (ii) $7.0 million in cash proceeds related to common stock issuance, partially offset by (i) $39.8 million in cash dividends paid to stockholders and (ii) $20.7 million for the repurchases of our common stock.
For the year ended December 31, 2023, we realized a net increase in cash and cash equivalents of $9.4 million, which is the net result of $50.2 million of cash provided by our operating activities and $40.8 million of cash used in our financing activities.
The $50.2 million of cash provided by our operating activities resulted primarily from (i) cash proceeds totaling $238.7 million from the sales and repayments of debt investments and sales of and return of capital from equity investments, (ii) cash flows that we generated from the operating profits earned totaling $46.7 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs and (iii) cash proceeds of $1.9 million related to changes in other assets and liabilities, partially offset by the funding of new and follow-on portfolio company investments of $236.4 million.
The $40.8 million of cash used in our financing activities principally consisted of (i) $36.4 million in cash dividends paid to stockholders, (ii) $24.4 million for the repurchase of common stock and (iii) $2.3 million for deferred financing costs, partially offset by (i) $14.0 million in net repayments on our Credit Facilities and (ii) $8.5 million in cash proceeds related to our common stock issuance.
Share Repurchases
Prior to the MSC Income Listing, we maintained a quarterly share repurchase program whereby we made quarterly offers to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The amount of shares of our common stock to be repurchased during any calendar quarter was equal to the lesser of (i) the number of shares of common stock we could repurchase with the proceeds we received from the issuance of common stock under our dividend reinvestment plan as then in effect or (ii) 2.5% of the weighted-average number of shares of common stock outstanding in the prior four calendar quarters. Repurchase offers were limited to the number of shares of common stock that we could repurchase with 90% of the cash retained as a result of issuances of common stock under the then-effective dividend reinvestment plan.
On November 13, 2024, our Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or our Adviser, unanimously approved suspending our quarterly share repurchase program in anticipation of the MSC Income Listing. While our quarterly share repurchase program ultimately terminated upon the MSC Income Listing, our Board of Directors has authorized us to repurchase shares of our common stock through an open-market share repurchase program for up to $65.0 million in the aggregate of shares of our common stock for a 12-month period beginning in March 2025. Pursuant to such authorization, we entered into the Company Rule 10b5-1 Stock Repurchase Plan to facilitate the repurchase of up to $65.0 million in shares of our common stock authorized under the open-market share repurchase program, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments for additional information.
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
In addition to our quarterly share repurchase program, during the fiscal year ended December 31, 2023, we used proceeds from the sale of our shares during 2023 to complete three modified “Dutch auction” tender offers, pursuant to which we offered to purchase up to a specified amount of shares of our common stock at the lowest clearing purchase price elected by participating stockholders within a specified range that allowed us to purchase the maximum amount offered. All shares purchased in a “Dutch auction” tender offer were purchased at the clearing purchase price. SEC rules permitted us to increase the number of shares accepted for purchase in any offer by up to 2% of our outstanding shares without amending the offer. For the year ended December 31, 2023, we purchased 633,834 shares of our common stock for $7.8 million through our modified Dutch auction tender offers.
See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K and Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of our quarterly reports on Form 10-Q for more information regarding repurchases of our common stock during the year ended December 31, 2024.
Capital Resources
As of December 31, 2024, we had $28.4 million in cash and cash equivalents and $49.3 million of unused capacity under our Credit Facilities, which we maintain to support our investment and operating activities. As of December 31, 2024, our NAV totaled $624.9 million, or $15.53 per share.
As of December 31, 2024, we had $149.0 million outstanding and $16.0 million of undrawn commitments under our floating rate multi-year revolving credit facility (the “Corporate Facility”) and $266.7 million outstanding and $33.3 million of undrawn commitments under our special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”), both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. On November 8, 2024, we entered into an amendment to our Corporate Facility to, among other things: (i) extend the revolving period from September 2025 to November 2028, (ii) extend the final maturity date from March 2026 to May 2029 and (iii) reduce the interest rate, subject to our election, to (a) SOFR plus 2.05% or (b) the base rate plus 1.05%.
For further information on our Credit Facilities, including key terms and financial covenants, refer to Note D — Debt included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
In October 2021, we issued $77.5 million in aggregate principal amount of our 4.04% Series A Senior Notes due 2026 (the “Series A Notes”), and we issued an additional $72.5 million of Series A Notes in January 2022. The aggregate principal amount of the Series A Notes was $150.0 million as of both December 31, 2024 and 2023. For more information on our Series A Notes, including key terms and financial covenants, refer to Note D — Debt included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
During the years ended December 31, 2024 and 2023, on certain dividend payment dates we sold shares of our common stock to Main Street at the price at which we issued new shares in connection with reinvestments of dividends pursuant to our dividend reinvestment plan as then in effect. In each of these transactions, the issuance and sale of shares were exempt from registration under Section 4(a)(2) of the Securities Act, and were unanimously approved by our Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or our Adviser. During the year ended December 31, 2024, we sold 439,978 shares to Main Street at a weighted-average price of $15.91 for total proceeds, prior to payment of expenses, of $7.0 million. During the year ended December 31, 2023, we sold 540,093 shares to Main Street at a price of $15.74 for total proceeds, prior to payment of expenses, of $8.5 million.

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
If our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We generally have not sought stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock; however, at the 2025 Special Meeting, in advance of the MSC Income Listing, we received approval from our stockholders to have the flexibility, with the approval of the Board of Directors, to offer and sell shares of our common stock at a price below the current net asset value per share until December 11, 2025. We may also seek such authorization at future annual or special meetings of stockholders. Any decision to sell shares of our common stock below the then current NAV per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.
In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.
In addition, as a BDC, we generally are required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). On January 29, 2025, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which will result in the Company’s asset coverage requirements applicable to senior securities being reduced from 200% to 150%, effective on January 29, 2026. As of December 31, 2024, our BDC asset coverage ratio was 210%.
Although we have been able to secure access to additional liquidity, including through the Credit Facilities and the master note purchase agreement, dated October 22, 2021, governing the Series A Notes (the “Note Purchase Agreement”), there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
Recently Issued or Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.12. — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Standards included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of December 31, 2024, we had a total of $79.6 million in outstanding commitments comprised of (i) 70 commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) two investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of December 31, 2024, we had $565.7 million in total borrowings outstanding under our Credit Facilities and Series A Notes. The SPV Facility is scheduled to mature on February 3, 2028. The Corporate Facility is scheduled to mature on May 8, 2029. The Series A Notes are scheduled to mature on October 30, 2026. See further discussion of the terms of our Credit Facilities, Series A Notes and other debt in Note D — Debt included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
A summary of our significant contractual payment obligations for the repayment of outstanding borrowings as of December 31, 2024 is as follows.

	2025	2026	2027	2028	2029	Thereafter	Total
	(dollars in thousands)
SPV Facility(1)	$—	$—	$—	$266,688	$—	$—	$266,688
Series A Notes	—	150,000	—	—	—	—	150,000
Corporate Facility(2)	—	—	—	—	149,000	—	149,000
Total	$—	$150,000	$—	$266,688	$149,000	$—	$565,688
_____________________________
(1)As of December 31, 2024, $33.3 million remained available to borrow under the SPV Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the SPV Facility and the 1940 Act, as discussed above.
(2)As of December 31, 2024, $16.0 million remained available to borrow under the Corporate Facility; however, our borrowing ability is limited to leverage and borrowing base restrictions imposed by the Corporate Facility and the 1940 Act, as discussed above. The Corporate Facility was amended in February 2025 to increase the total commitments from $165.0 million to $245.0 million (see Note K — Subsequent Events included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further detail).
Related Party Transactions and Agreements
We have entered into agreements with our Adviser and/or certain of its affiliates and other parties whereby we pay certain fees and reimbursements to these entities. These included payments for selling commissions and fees and for reimbursement of offering costs. In addition, we make payments for certain services that include the identification, execution and management of our investments and also the management of our day-to-day operations provided to us by our Adviser, pursuant to various agreements that we have entered into. See Item 13. Certain Relationships and Related Transactions, and Director Independence in this Annual Report on Form 10-K and Note J — Related Party Transactions included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding these related party transactions and agreements.
Recent Developments
On January 30, 2025, we closed a follow-on public offering of 5,500,000 shares of our common stock, at the public offering price of $15.53 per share, in connection with which the MSC Income Listing occurred. In addition, on February 3, 2025, we issued and sold 825,000 additional shares of our common stock, at the public offering price of $15.53 per share, pursuant to the underwriters’ full exercise of their overallotment option. Net of underwriting discounts and commissions and offering expenses, we received net cash proceeds of approximately $91 million in connection with the follow-on public equity offering.
Following the MSC Income Listing, and pursuant to Board authorization, we entered into a share repurchase plan to repurchase up to $65.0 million in the aggregate of shares of our common stock in the open market for a twelve-month period beginning in March 2025, at times when the market price per share of our common stock is trading below the most recently reported NAV per share of our common stock by certain pre-determined levels (including any updates, corrections or adjustments publicly announced by us to any previously announced NAV per share). The repurchases of shares of our common stock pursuant to the share purchase plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. Main Street also entered into a share purchase plan to purchase up to $20.0 million in the aggregate of our common stock in the open market with terms and conditions substantially similar to our share repurchase plan for shares of our common stock, and daily purchases under the two plans, if any, are expected to be split pro rata (or as close thereto as reasonably possible) between us and Main Street based on the respective plan sizes. On January 20, 2025, in connection with Main Street’s potential acquisition in excess of 3% of our outstanding common stock, we entered into a Fund of Funds Investment Agreement with Main Street (the “Main Street Fund of Funds Agreement”). The Main Street Fund of Funds Agreement provides for the acquisition of our shares of common stock by Main Street, and our sale of such shares to Main Street, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act.
Additionally, in connection with the MSC Income Listing, on January 29, 2025, we entered into the Advisory Agreement with the Adviser to, among other things, (i) reduce the annual base management fees payable by us to the Adviser from 1.75% of our average total assets to 1.5% of our average total assets (including cash and cash equivalents), payable quarterly in arrears (with additional future contractual reductions based upon changes to our investment portfolio composition), (ii) reduce to 17.5% the subordinated incentive fee on pre-incentive fee net investment income above a specified investment return hurdle rate payable by us to the Adviser, subject to a 50% / 50% catch-up feature, (iii) reduce to 17.5% and reset the incentive fee on cumulative net realized capital gains payable by us to the Adviser, (iv) establish a cap on the amount of expenses payable by us relating to certain internal administrative services, which varies based on the value of our total assets and (v) implement other changes to delete provisions required by the Omnibus Guidelines promulgated by the North American Securities Administrators Association, Inc. (the “NASAA Guidelines”). For more information, see Note J — Related Party Transactions included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
On January 29, 2025, in connection with the MSC Income Listing, we amended and restated our Articles of Amendment and Restatement, as amended, by filing new Articles of Amendment and Restatement of the Company (the “New Articles”) with the State Department of Assessments and Taxation of the State of Maryland. The New Articles revised our charter to, among other things, (i) include a provision that limits the transferability of shares of our common stock outstanding at the time of the MSC Income Listing during the 365-day period following the MSC Income Listing, (ii) reflect an amendment to delete provisions regarding restrictions and requirements applicable to our dividend reinvestment plan, (iii) reflect an amendment to delete provisions prohibiting acquisitions of assets in exchange for shares of our common stock and restricting certain transactions between us and the Adviser and its affiliates and (iv) delete certain provisions required by, and remove references to, the NASAA Guidelines in order to conform certain provisions of our charter more closely to provisions in the charters of other BDCs whose securities are listed and publicly-traded on a national securities exchange.
On February 27, 2025, we entered into an amendment to the Corporate Facility to, among other things: (i) increase the total commitments from $165.0 million to $245.0 million and (ii) increase the accordion feature from up to a total of $200.0 million to up to a total of $300.0 million.
On March 6, 2025, our Board of Directors declared a regular quarterly dividend of $0.35 per share and a supplemental quarterly dividend of $0.01 per share, both payable on May 1, 2025 to stockholders of record as of March 31, 2025.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Risk Factors — Risks Related to our Business and Structure — We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments and Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us. included in Item 1A. Risk Factors of this Annual Report on Form 10-K for more information regarding risks associated with our debt investments and borrowings that utilize SOFR or Prime as a reference rate.
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2024, 78% of our debt Investment Portfolio (at cost) bore interest at floating rates, 96% of which were subject to contractual minimum interest rates. As of December 31, 2024, 26% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR rate in connection with our Credit Facilities; however, the interest rates on our outstanding

Series A Notes are fixed for the life of such debt. As of December 31, 2024, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.
The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2024. The pro forma changes in incentive fee expense are calculated based upon the actual incentive fee expense for the fourth quarter of 2024 on an annualized basis, as adjusted for (i) the pro forma changes in pre-incentive fee net investment income resulting from (a) the assumed interest income and interest expense changes noted in the table and (b) the revised base management fee included in the Advisory Agreement as detailed in footnote (1) below and (ii) the revised subordinated incentive fee on pre-incentive fee net investment income included in the Advisory Agreement.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Pre- Incentive Fee Net Investment Income(1)	(Increase) Decrease in Incentive Fee Expense(2)	Increase (Decrease) in Net Investment Income(2)	Increase (Decrease) in Net Investment Income per Share(2)
	(dollars in thousands, except per share amounts)
(200)	$(14,457)	$8,314	$(3,024)	$529	$(2,494)	$(0.06)
(175)	(12,641)	7,275	(2,247)	393	(1,853)	(0.05)
(150)	(10,824)	6,235	(1,470)	257	(1,212)	(0.03)
(125)	(9,008)	5,196	(693)	121	(571)	(0.01)
(100)	(7,191)	4,157	85	(15)	70	—
(75)	(5,375)	3,118	862	(151)	711	0.02
(50)	(3,561)	2,078	1,636	(286)	1,350	0.03
(25)	(1,766)	1,039	2,392	(419)	1,974	0.05
25	1,763	(1,039)	3,843	(673)	3,171	0.08
50	3,525	(2,078)	4,566	(799)	3,767	0.09
75	5,288	(3,118)	5,289	(926)	4,364	0.11
100	7,054	(4,157)	6,016	(1,053)	4,964	0.12
125	8,820	(5,196)	6,743	(1,180)	5,563	0.14
150	10,586	(6,235)	7,470	(1,307)	6,163	0.15
175	12,352	(7,275)	8,196	(1,434)	6,762	0.17
200	14,118	(8,314)	8,923	(1,562)	7,362	0.18
_____________________________
(1)The pro forma changes in pre-incentive fee net investment income include the impact of the reduction in base management fee percentage included in the Advisory Agreement from 1.75% of average total assets to 1.5% of average total assets. If such reduction in base management fee percentage had been in effect for the fourth quarter of 2024, the base management fee would have been $3.1 million lower and pre-incentive fee net investment income would have been $3.1 million higher, each on an annualized basis, in all base interest rate change scenarios presented above.
(2)Based on the revised terms included in the Advisory Agreement.
Although we believe that this analysis is indicative of the impact of interest rate changes to our net investment income as of December 31, 2024, the analysis does not take into consideration future changes in the credit market, credit quality, or other business or economic developments that could affect our net investment income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly while our Corporate Facility and our SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under our Credit Facilities

(with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MSC Income Fund, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of MSC Income Fund, Inc. (a Maryland corporation) and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and consolidated financial statement schedule included under Item 15(b) (collectively referred to as the “ consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2024 and 2023, by correspondence with the portfolio companies, agent banks and custodians; or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Fair Value of Investments
As described further in Note C to the financial statements, the Company’s investments recorded at fair value, categorized as Level 3 investments within the fair value hierarchy, totaled $1,177,507 thousand at December 31, 2024. Approximately 97% of these investments have no readily available market values and are measured using significant unobservable inputs and assumptions, and generally use valuation techniques such as the income and market approach. The significant unobservable inputs disclosed by management include, among others, weighted-average cost of capital (“WACC”) inputs and market multiples for equity investments, and risk adjusted discount rates, and percentage of expected principal recovery for debt investments. Changes in these assumptions could have a significant impact on the determination of fair value. As such, we identified fair value of Level 3 investments measured using significant unobservable inputs and assumptions as a critical audit matter.
The principal consideration for our determination that the fair value of Level 3 investments measured using significant unobservable inputs and assumptions is a critical audit matter is management’s judgement used in identifying and evaluating significant unobservable inputs which result in estimation uncertainty for the fair value of Level 3 investments. Auditing these investments requires a high degree of subjective auditor judgment, including use of valuation professionals with specialized skills and knowledge, to evaluate the reasonableness of unobservable inputs and assumptions.
Our audit procedures related to the fair value of Level 3 investments measured using significant unobservable inputs and assumptions included the following, among others:
•We tested the design and operating effectiveness of management’s review controls relating to the Level 3 fair value measurement of investments. This included identifying and evaluating significant assumptions used in the estimation of fair value, such as the relevance, adequacy and appropriateness of these significant assumptions and valuation methods used to determine investment fair value as of the reporting date.
•With the assistance of internal valuation specialists, we tested management’s process for developing Level 3 investment fair values. For a selection of investments, we assessed the appropriateness of the methods and significant assumptions used in developing the estimate. The significant assumptions tested by us included, but were not limited to, the following:
•enterprise values,
•WACC,
•discount rates,
•forecasted cash flows and long-term growth rates,
•discount for lack of marketability,
•market multiples,
•weighting between valuation techniques,
•risk adjusted discount factor,
•market debt yields, or
•percentage of expected principal recovery

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2012.
Houston, Texas
March 20, 2025

MSC INCOME FUND, INC.

Consolidated Balance Sheets

(dollars in thousands, except shares and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Investments at fair value:
Control investments (cost: $54,560 and $43,159 as of December 31, 2024 and 2023, respectively)	$69,878	$53,644
Affiliate investments (cost: $284,211 and $231,378 as of December 31, 2024 and 2023, respectively)	351,360	291,279
Non‑Control/Non‑Affiliate investments (cost: $799,974 and $763,781 as of December 31, 2024 and 2023, respectively)	756,269	747,972
Total investments (cost: $1,138,745 and $1,038,318 as of December 31, 2024 and 2023, respectively)	1,177,507	1,092,895
Cash and cash equivalents	28,375	30,786
Interest and dividend receivable	11,925	10,541
Receivable for securities sold	141	171
Deferred financing costs (net of accumulated amortization of $6,449 and $4,168 as of December 31, 2024 and 2023, respectively)	1,985	3,416
Prepaids and other assets	4,113	2,091
Deferred tax asset, net	625	—
Total assets	$1,224,671	$1,139,900
LIABILITIES
Credit Facilities	$415,688	$335,688
Series A Notes due 2026 (par: $150,000 as of both December 31, 2024 and 2023)	149,453	149,155
Accounts payable and other liabilities	4,723	255
Payable for securities purchased	—	206
Interest payable	6,909	6,266
Dividend payable	14,487	14,019
Management and incentive fees payable	8,508	8,745
Deferred tax liability, net	—	3,259
Total liabilities	599,768	517,593
Commitments and contingencies (Note I)
NET ASSETS (1)
Common stock, $0.001 par value per share (450,000,000 shares authorized; 40,240,358 and 40,054,433 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	40	40
Additional paid‑in capital	689,580	686,176
Total overdistributed earnings	(64,717)	(63,909)
Total net assets	624,903	622,307
Total liabilities and net assets	$1,224,671	$1,139,900
NET ASSET VALUE PER SHARE (1)	$15.53	$15.54
(1)As discussed in Note A.3 - Reverse Stock Split, the Company completed a two-for-one reverse stock split, effective as of December 16, 2024.
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.

Consolidated Statements of Operations

(dollars in thousands, except shares and per share amounts)

	Year Ended December 31,
	2024	2023	2022
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$3,441	$3,101	$3,223
Affiliate investments	31,222	29,805	24,057
Non‑Control/Non‑Affiliate investments	100,165	98,480	76,485
Total investment income	134,828	131,386	103,765
EXPENSES:
Interest	(39,035)	(36,458)	(24,423)
Base management fees	(20,922)	(19,828)	(19,831)
Incentive fees	(12,494)	(12,569)	(2,130)
Internal administrative services expenses	(10,089)	(8,916)	(5,147)
General and administrative	(4,416)	(4,254)	(3,905)
Total expenses before expense waivers	(86,956)	(82,025)	(55,436)
Waiver of internal administrative services expenses	9,450	8,308	4,540
Total expenses, net of expense waivers	(77,506)	(73,717)	(50,896)
NET INVESTMENT INCOME	57,322	57,669	52,869
NET REALIZED GAIN (LOSS):
Control investments	147	2,223	—
Affiliate investments	(3,560)	(7,188)	(7,327)
Non‑Control/Non‑Affiliate investments	19,189	(29,045)	3,391
Total net realized gain (loss)	15,776	(34,010)	(3,936)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	4,833	(1,289)	1,503
Affiliate investments	7,791	25,116	15,689
Non‑Control/Non‑Affiliate investments	(28,063)	22,492	(18,894)
Total net unrealized appreciation (depreciation)	(15,439)	46,319	(1,702)
INCOME TAXES:
Federal and state income, excise and other taxes	(4,989)	(872)	(1,281)
Deferred taxes	3,883	(2,897)	(362)
Total income tax provision	(1,106)	(3,769)	(1,643)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$56,553	$66,209	$45,588
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED (1)	$1.43	$1.44	$1.32
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED (1)	$1.41	$1.65	$1.14
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED (1)	40,174,311	40,134,501	39,996,520
(1)As discussed in Note A.3 - Reverse Stock Split, the Company completed a two-for-one reverse stock split, effective as of December 16, 2024.
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.

Consolidated Statements of Changes in Net Assets

(dollars in thousands, except shares)

	Common Stock (1)		Additional Paid-In Capital (1)	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2021	39,913,303	$40	$682,466	$(69,336)	$613,170
Issuance of common stock	47,349	—	750	—	750
Dividend reinvestment	1,129,806	2	17,748	—	17,750
Common stock repurchased	(1,037,458)	(2)	(15,984)	—	(15,986)
Net increase resulting from operations	—	—	—	45,588	45,588
Dividends to stockholders	—	—	—	(51,607)	(51,607)
Reclassification for certain permanent book-to-tax differences	—	—	(775)	775	—
Balances as of December 31, 2022	40,053,000	$40	$684,205	$(74,580)	$609,665
Issuance of common stock	540,093	1	8,499	—	8,500
Dividend reinvestment	1,172,623	2	18,415	—	18,417
Common stock repurchased	(1,711,283)	(3)	(24,424)	—	(24,427)
Net increase resulting from operations	—	—	—	66,209	66,209
Dividends to stockholders	—	—	—	(56,057)	(56,057)
Reclassification for certain permanent book-to-tax differences	—	—	(519)	519	—
Balances as of December 31, 2023	40,054,433	$40	$686,176	$(63,909)	$622,307
Issuance of common stock	439,978	—	7,000	—	7,000
Dividend reinvestment	1,132,714	1	17,982	—	17,983
Common stock repurchased	(1,386,767)	(1)	(20,727)	—	(20,728)
Net increase resulting from operations	—	—	—	56,553	56,553
Dividends to stockholders	—	—	—	(58,212)	(58,212)
Reclassification for certain permanent book-to-tax differences	—	—	(851)	851	—
Balances as of December 31, 2024	40,240,358	$40	$689,580	$(64,717)	$624,903
(1)As discussed in Note A.3 - Reverse Stock Split, the Company completed a two-for-one reverse stock split, effective as of December 16, 2024.
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$56,553	$66,209	$45,588
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(325,053)	(236,404)	(217,226)
Proceeds from sales and repayments of debt investments in portfolio companies	217,454	223,154	247,455
Proceeds from sales and return of capital of equity investments in portfolio companies	41,516	15,595	—
Net unrealized (appreciation) depreciation	15,439	(46,319)	1,702
Net realized (gain) loss on portfolio investments	(15,776)	34,010	3,936
Amortization of deferred financing costs	2,579	2,053	1,463
Amortization of deferred offering costs	—	129	276
Accretion of unearned income	(7,669)	(7,833)	(5,054)
Payment-in-kind interest	(7,977)	(5,023)	(4,057)
Cumulative dividends	(265)	(172)	(669)
Deferred taxes	(3,883)	2,897	362
Changes in other assets and liabilities:
Interest and dividend receivable	(3,846)	116	1,074
Prepaid and other assets	(2,022)	329	(361)
Management and incentive fees payable	(237)	1,703	1,853
Interest payable	643	823	2,350
Accounts payable and other liabilities	4,468	(1,037)	(2,016)
Net cash provided by (used in) operating activities	(28,076)	50,230	76,676
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	6,996	8,500	750
Redemption of common stock	(20,724)	(24,427)	(15,984)
Payment of offering costs	—	(129)	(276)
Dividends paid	(39,756)	(36,438)	(33,018)
Proceeds from Credit Facilities	281,000	150,000	115,000
Repayments on Credit Facilities	(201,000)	(136,000)	(220,000)
Proceeds from Series A Notes due 2026	—	—	72,500
Payment of deferred financing costs	(851)	(2,262)	(149)
Net cash provided by (used in) financing activities	25,665	(40,756)	(81,177)
Net increase (decrease) in cash and cash equivalents	(2,411)	9,474	(4,501)
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	30,786	21,312	25,813
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$28,375	$30,786	$21,312

Supplemental cash flow disclosures:
Interest paid	$35,813	$33,594	$20,610
Taxes paid	$709	$2,003	$2,469
Non-cash financing activities:
Dividends declared and unpaid	$14,487	$14,019	$12,816
Value of shares issued pursuant to the DRIP	$17,983	$18,417	$17,750
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
BDB Holdings, LLC		Casual Restaurant Group
			Preferred Equity		11/4/2024	12,504,663							$13,025	$12,610

Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.75%							655	530

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		10.66%	SF+	6.00%		10/29/2026	1,550	1,539	1,550
			Secured Debt		12/19/2014		12.66%	SF+	8.00%		10/29/2026	19,944	19,852	19,944
			Member Units		12/19/2014	2,896							6,435	22,600
													27,826	44,094
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (24)	10/1/2017	49.3%							3,345	8,740

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		3/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		3/31/2023	2,184,683							1,705	3,004
			Preferred Member Units		3/31/2023	61,077							—	—
			Preferred Member Units		1/26/2015	2,090,001							6,000	—
			Common Stock		3/31/2023	772,620							1,104	—
													9,709	3,904
Subtotal Control Investments (11.2% of net assets at fair value)													$54,560	$69,878
Affiliate Investments (6)
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(30)	8/16/2019						8/16/2029	$—	$—	$—
			Secured Debt		8/16/2019		13.75%				8/16/2029	1,024	1,012	1,012
			Preferred Member Units		5/20/2021	607							607	1,330
			Preferred Member Units		8/16/2019	800							800	—
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,498	2,342
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12.25%							528	1,953

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		3/7/2022		10.00%				3/7/2027	50	50	50
			Secured Debt		3/7/2022		10.00%				3/7/2027	30	30	30
			Secured Debt		3/7/2022		10.00%				3/7/2027	1,175	1,165	1,165
			Preferred Stock	(8)	3/7/2022	453							455	570
													1,700	1,815
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		14.66%	SF+	10.00%		12/31/2025	1,254	1,254	1,254

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Preferred Member Units	(8)	1/9/2018	737							1,070	1,170
												2,324	2,424
Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (30)	1/4/2019			SF+	9.00%		1/4/2028	—	—	—
		Secured Debt	(9)	11/29/2024		13.66%	SF+	9.00%		1/4/2028	6,384	6,356	6,384
		Preferred Member Units		1/4/2019	3,471							1,596	3,110
												7,952	9,494
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (30)	2/26/2018			SF+	6.00%		2/26/2026	—	(26)	—
		Secured Debt	(9)	2/26/2018		12.74%	SF+	8.00%		2/26/2026	3,905	3,904	3,905
		Member Units	(8)	2/26/2018	1,087							2,860	8,280
		Member Units	(8) (23)	11/2/2018	261,786							443	888
												7,181	13,073
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	2/3/2017	457							491	3,900

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(30)	10/28/2022						1/15/2027	—	—	—
		Secured Debt		12/20/2016		9.00%				1/15/2027	1,690	1,681	1,690
		Secured Debt		12/20/2016		10.00%				12/20/2036	243	242	243
		Member Units	(8)	12/20/2016	179							1,820	2,750
		Member Units	(23)	12/20/2016	200							127	237
												3,870	4,920
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(30)	3/6/2020						12/17/2026	—	(3)	—
		Secured Debt		3/6/2020		12.50%				12/17/2026	6,598	6,585	6,598
		Preferred Member Units	(8) (23)	3/6/2020	147							2,079	16,950
												8,661	23,548
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(30)	3/31/2021						3/31/2026	—	—	—
		Secured Debt		3/31/2021		12.00%				3/31/2026	3,578	3,554	3,578
		Preferred Member Units	(8)	3/31/2021	4,320							1,920	3,390
												5,474	6,968
Compass Systems & Sales, LLC	Designer of End-to-End Material Handling Solutions
		Secured Debt	(30)	11/22/2023						11/22/2028	—	(16)	(16)
		Secured Debt		11/22/2023		13.50%				11/22/2028	4,300	4,201	4,201
		Preferred Equity		11/22/2023	1,863							1,863	1,860
												6,048	6,045
Datacom, LLC	Technology and Telecommunications Provider
		Secured Debt		3/1/2022		7.50%				12/31/2025	55	55	55
		Secured Debt		3/31/2021		10.00%				12/31/2025	898	878	878
		Preferred Member Units		3/31/2021	1,000							290	30
												1,223	963
Digital Products Holdings LLC	Designer and Distributor of Consumer Electronics
		Secured Debt	(9)	4/1/2018		14.56%	SF+	10.00%		4/27/2026	3,154	3,140	3,105

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,459
													5,515	5,564
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(30)	2/13/2018						2/13/2026	—	(2)	—
			Secured Debt		12/27/2022		14.00%				2/13/2026	4,668	4,656	4,668
			Preferred Stock		2/13/2018	2,100							2,100	4,480
													6,754	9,148
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		12.00%				6/19/2029	140	138	138
			Secured Debt		11/19/2021		12.00%				6/19/2029	4,200	4,161	4,161
			Preferred Equity		11/19/2021	1,486							1,486	1,486
			Preferred Equity	(8)	6/18/2024	767	15.00%			15.00%			810	810
													6,595	6,595
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	2,340							2,600	8,980

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	7/31/2015	5.95%							1,659	1,263

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (32) (30)	6/24/2016			SF+	7.00%		1/1/2028	—	—	—
			Secured Debt	(9) (32)	11/22/2024		11.00%	SF+	7.00%		1/1/2028	18,282	18,166	18,282
			Member Units	(8)	6/24/2016	2,261							4,423	28,690
													22,589	46,972
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	2,046	2,030	2,046
			Preferred Member Units	(8)	3/31/2021	56.39%							1,225	2,640
													3,255	4,686
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (14) (30)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
			Secured Debt	(14)	7/1/2022		12.50%			12.50%	7/1/2027	600	581	378
			Preferred Equity		7/1/2022	15,930							1,400	—
			Member Units		4/29/2016	920							920	—
													2,901	378
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	8/9/2017	8.2%							2,296	4,472

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt		6/21/2023		13.00%				6/21/2028	400	379	379

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		6/21/2023		13.00%				6/21/2028	8,876	8,693	8,693
			Common Equity		6/21/2023	3,600							3,600	4,060
													12,672	13,132
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	6,436,566							6,540	7,290

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		12.35%	SF+	7.50%		8/20/2026	15,090	14,986	14,872
			Preferred Equity	(8)	12/7/2023	3,725	10.00%			10.00%			297	535
			Common Stock		8/20/2021	11,647							1,584	640
													16,867	16,047
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2026	3,750	3,741	3,741
			Secured Debt		10/31/2018		9.00%				10/31/2048	990	982	982
			Preferred Equity		10/31/2018	145							3,060	3,060
			Member Units	(8) (23)	10/31/2018	200							248	678
													8,031	8,461
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Common Equity	(23)	12/19/2024	53,505					12/31/2026		11,166	11,166

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(30)	8/18/2014						1/31/2027	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2027	1,436	1,433	1,436
			Common Stock	(8)	8/18/2014	1,468							680	6,590
													2,113	8,026
Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure
			Secured Debt	(9) (30)	6/4/2024			SF+	6.50%		6/4/2025	—	(12)	(12)
			Secured Debt		6/4/2024		13.50%				6/4/2029	6,800	6,619	6,619
			Common Equity	(8)	6/4/2024	91,145							3,030	3,890
													9,637	10,497
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		2/28/2018						2/28/2025	—	—	—
			Secured Debt		2/28/2018		9.00%				2/28/2025	2,453	2,450	2,453
			Preferred Member Units	(8)	2/28/2018	25,786,046							2,053	2,970
													4,503	5,423
NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	1/31/2017		11.16%	SF+	6.50%		1/31/2025	900	900	900
			Secured Debt		1/31/2017		12.00%				1/31/2025	4,610	4,610	4,610
			Preferred Member Units		11/2/2022	600							696	1,500
			Preferred Member Units		1/31/2017	122							2,966	2,890
													9,172	9,900
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock		8/6/2021	282							282	640

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9) (30)	7/30/2021			SF+	11.00%		7/31/2026	—	(1)	—
			Secured Debt	(9)	7/30/2021		15.66%	SF+	11.00%		7/31/2026	5,490	5,456	5,490
			Preferred Stock	(8) (23)	7/30/2021	2,500							2,500	3,360
													7,955	8,850
Pinnacle TopCo, LLC		Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
			Secured Debt	(30)	12/21/2023						12/31/2028	—	(8)	—
			Secured Debt		12/21/2023		13.00%				12/31/2028	7,160	7,019	7,160
			Preferred Equity	(8)	12/21/2023	110							3,135	4,590
													10,146	11,750
RA Outdoors LLC	(10) (13)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		11.74%	SF+	6.75%	11.74%	4/8/2026	1,311	1,307	1,215
			Secured Debt	(9)	4/8/2021		11.74%	SF+	6.75%	11.74%	4/8/2026	13,714	13,665	12,710
			Common Equity		8/12/2024	107		SF+	6.75%	11.59%	4/8/2026		—	—
													14,972	13,925
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(14) (30)	12/15/2021					10.00%	12/15/2026	—	(7)	(7)
			Secured Debt	(14)	12/15/2021		12.50%			10.00%	12/15/2026	3,740	3,604	1,617
			Preferred Equity		12/15/2021	1,230							1,230	—
													4,827	1,610
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.75%				6/16/2028	750	744	750
			Secured Debt	(33)	6/16/2023		12.79%				6/16/2028	22,554	22,533	22,554
			Preferred Member Units	(8)	8/31/2018	55							508	4,550
													23,785	27,854
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%			8.50%	12/31/2027	227	227	227
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,918	5,425	1,826
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,652	2,053
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	460	455	412
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	3,800	3,761	901
			Preferred Member Units		8/28/2023	1,651							165	—
			Preferred Member Units		2/1/2023	1,411							141	—
			Preferred Member Units		8/31/2018	136							2,311	—
													6,833	1,313
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(30)	5/31/2019						5/31/2027	—	(1)	(1)
			Secured Debt		5/31/2019		13.50%				5/31/2027	1,980	1,962	1,962
			Common Stock	(8)	5/31/2019	154							1,164	2,140
													3,125	4,101
Urgent DSO LLC		General and Emergency Dentistry Practice

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		2/16/2024		13.50%				2/16/2029	2,200	2,145	2,145
			Preferred Equity	(8)	2/16/2024	1,000	9.00%			9.00%			1,080	1,080
													3,225	3,225
Victory Energy Operations, LLC		Provider of Industrial and Commercial Combustion Systems
			Secured Debt	(30)	10/3/2024						10/3/2029	—	(5)	(5)
			Secured Debt		10/3/2024		13.00%				10/3/2029	7,749	7,529	7,529
			Preferred Equity		10/3/2024	8,338							3,644	3,644
													11,168	11,168
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (30)	12/1/2021			SF+	6.00%		12/1/2025	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	6,440	6,366	6,366
			Preferred Equity	(8) (23)	12/1/2021	3,060							3,060	3,060
													9,426	9,426
Subtotal Affiliate Investments (56.2% of net assets at fair value)													$284,211	$351,360
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		1/31/2023		18.00%			18.00%	6/25/2025	$210	$210	$209
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	6,013	5,971	5,975
			Common Stock		12/11/2020	593,927							3,148	$—
			Warrants	(27)	12/11/2020	197,717					12/11/2025		—	—
													9,329	6,184
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	946	946	928
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	2,251	2,248	2,209
													3,194	3,137
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	11							83	30

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (30)	11/19/2021			P+	5.00%		11/19/2026	—	(6)	(6)
			Secured Debt	(9)	11/19/2021		12.50%	P+	5.00%		11/19/2026	7,703	7,673	7,703
													7,667	7,697
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/11/2022		14.49%	SF+	9.75%	14.49%	4/10/2026	5,626	5,614	4,480
			Secured Debt	(9) (14)	3/11/2022		16.49%	SF+	11.75%	16.49%	4/10/2026	4,270	4,244	2,621
													9,858	7,101
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	9/17/2021						4/7/2023	2,425	2,375	59
			Secured Debt	(14) (17)	5/19/2016						6/8/2023	11,693	11,451	282
													13,826	341
Ansira Partners II, LLC	(10)	Provider of Data-Driven Marketing Services
			Secured Debt	(9) (30)	7/1/2024			SF+	6.75%		7/1/2029	—	(45)	(45)

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	7/1/2024		11.25%	SF+	6.75%		7/1/2029	17,659	17,239	17,375
													17,194	17,330
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	1,061	1,061	1,061
			Secured Debt	(9)	11/6/2023		11.08%	SF+	6.50%	11.08%	11/6/2028	4,278	4,278	4,278
			Preferred Equity		11/6/2023	17,265							7,468	6,667
			Preferred Equity		11/6/2023	17,265							—	—
			Common Equity		11/9/2021	2,070							124	—
													12,931	12,006
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock		8/11/2022	62,403							62	110

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9)	1/18/2022		10.85%	SF+	6.00%		1/18/2027	50	50	50
			Secured Debt	(9)	1/18/2022		9.85%	SF+	5.00%		1/18/2027	925	916	925
			Secured Debt	(9)	1/18/2022		11.85%	SF+	7.00%		1/18/2027	925	916	925
			Common Stock		1/18/2022	100,000							100	120
													1,982	2,020
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (30)	12/23/2022			SF+	7.25%		12/23/2027	—	(12)	(12)
			Secured Debt	(9)	12/23/2022		11.73%	SF+	7.25%		12/23/2027	3,343	3,271	3,343
			Common Equity	(8)	12/15/2021	137							130	124
													3,389	3,455
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units		3/8/2024	286,109							286	—
			Preferred Member Units	(23)	11/12/2019	122,416							—	—
			Preferred Member Units	(23)	7/6/2018	1,548,387							—	—
													286	—
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (30)	6/30/2022			SF+	10.25%		6/30/2028	—	(14)	(14)
			Secured Debt	(9)	6/30/2022		15.76%	SF+	10.25%	9.25%	6/30/2028	9,230	9,139	6,963
													9,125	6,949
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	650

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9)	1/9/2024		13.17%	SF+	8.50%	12.17%	8/28/2025	215	138	181
			Secured Debt	(9)	10/19/2022		15.00%	P+	7.50%	14.75%	8/28/2025	3,304	3,304	2,792
			Secured Debt	(9)	8/28/2020		13.17%	SF+	8.50%	12.17%	8/28/2025	4,486	4,231	3,790
			Common Stock		10/1/2020	700,446							—	—
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	—
													8,784	6,763
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	80	80	66
			Member Units		6/30/2017	540,000							564	80

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													644	146
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		11.65%	SF+	7.00%		5/1/2028	360	348	360
			Secured Debt	(9)	5/1/2023		10.74%	SF+	6.00%		5/1/2028	3,999	3,945	3,999
			Secured Debt	(9)	5/1/2023		12.74%	SF+	8.00%		5/1/2028	3,999	3,945	3,999
			Preferred Equity		5/1/2023	360							360	310
			Common Equity		5/1/2023	360							—	—
													8,598	8,668
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9) (28)	2/1/2024		10.68%	SF+	6.25%		2/1/2029	514	493	514
			Secured Debt	(9) (30)	2/1/2024			SF+	6.25%		2/1/2029	—	(10)	(10)
			Secured Debt	(9)	2/1/2024		10.92%	SF+	6.25%		2/1/2029	11,217	11,031	11,217
			Common Equity		2/1/2024	1,000,000							1,000	1,550
													12,514	13,271
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(24)	7/21/2014	0.52%							1,899	1,039
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.17%							8,064	8,031
													9,963	9,070
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	4,291	3,717	—
			Secured Debt	(14)	6/28/2024		15.00%			15.00%	4/1/2025	10	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	6,369	4,078	—
			Preferred Member Units		6/30/2015	4	6.00%			6.00%			3,040	—
													10,835	—
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9) (30)	6/14/2021			SF+	5.00%		6/10/2026	—	(8)	—
			Secured Debt	(9)	6/14/2021		9.46%	SF+	5.00%		6/10/2028	11,575	11,469	11,575
													11,461	11,575
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	454,344							454	513
			Preferred Equity		12/13/2021	126,446							—	—
													454	513
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9)	12/17/2021		10.56%	SF+	6.00%		12/17/2026	100	97	97
			Secured Debt		12/17/2021		12.50%				12/17/2026	2,160	2,134	2,134
			Common Stock		12/17/2021	50,000							500	530
													2,731	2,761
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	80,000							80	160

CenterPeak Holdings, LLC		Executive Search Services
			Secured Debt	(30)	12/10/2021						12/10/2026	—	(3)	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		12/10/2021		15.00%				12/10/2026	2,390	2,364	2,390
			Preferred Equity	(8)	12/10/2021	368							404	1,610
													2,765	4,000
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (28)	2/7/2022		11.53%	SF+	7.00%		2/7/2027	467	456	444
			Secured Debt	(9)	2/7/2022		11.93%	SF+	7.00%		2/7/2027	3,326	3,297	3,166
			Secured Debt	(9)	6/24/2022		11.93%	SF+	7.00%		2/7/2027	184	183	175
			Secured Debt	(9)	3/27/2023		11.93%	SF+	7.00%		2/7/2027	445	439	424
													4,375	4,209
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,666	2,321	19

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units	(8)	3/12/2020	39							—	710

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (28)	8/6/2021		12.93%	SF+	8.25%		8/6/2026	6,531	6,461	6,118
			Secured Debt	(9) (30)	3/29/2024			SF+	8.25%		8/6/2026	—	(42)	(42)
			Secured Debt	(9)	8/6/2021		12.92%	SF+	8.25%		8/6/2026	15,807	15,656	14,807
													22,075	20,883
Connect Telecommunications Solutions Holdings, Inc.	(13)	Value-added Distributor of Fiber Products and Equipment
			Secured Debt		10/9/2024		13.00%				10/9/2029	3,064	2,977	2,977
			Preferred Equity		10/9/2024	2,478							1,400	1,400
													4,377	4,377
Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9)	6/29/2024		10.39%	SF+	6.00%		6/28/2029	449	427	440
			Secured Debt	(9)	6/29/2024		10.36%	SF+	6.00%		6/28/2029	2,877	2,816	2,824
			Secured Debt	(9)	8/15/2024		10.40%	SF+	6.00%		6/28/2029	1,913	1,878	1,878
			Secured Debt	(9)	6/29/2024		10.61%	SF+	6.25%		6/28/2029	8,611	8,417	8,109
													13,538	13,251
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (30)	12/27/2023			SF+	6.75%		6/27/2027	—	(31)	(31)
			Secured Debt	(9) (30)	12/27/2023			SF+	6.75%		6/27/2027	—	(31)	(31)
			Secured Debt	(9)	12/27/2023		11.18%	SF+	6.75%		6/27/2027	7,219	7,064	7,169
													7,002	7,107
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (30)	6/27/2024			SF+	5.75%		6/27/2029	—	(28)	(28)
			Secured Debt	(9)	6/27/2024		10.11%	SF+	5.75%		6/27/2029	10,801	10,610	10,694
													10,582	10,666
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	37							52	50

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)	(8)	4/13/2018		10.00%			10.00%			1,316	438
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—
													2,092	438
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		11.46%	SF+	7.00%	11.46%	12/31/2026	2,318	2,160	2,220
			Secured Debt	(9)	12/20/2022		13.46%	SF+	9.00%	13.46%	12/31/2026	2,413	2,179	2,219
			Preferred Equity		12/20/2022	125,000							128	60
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,467	4,499
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (30)	10/3/2022			SF+	6.00%		10/3/2027	—	—	—
			Secured Debt		10/3/2022		12.00%				10/3/2027	1,181	1,162	1,162
			Secured Debt		10/3/2022		9.00%				10/3/2052	409	406	406
			Common Stock		10/3/2022	19							374	370
			Common Stock	(23)	10/3/2022	61							102	199
													2,044	2,137
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		10.71%	SF+	6.25%		12/29/2027	2,328	2,303	1,863

Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (30)	4/7/2023			SF+	8.00%		4/7/2029	—	(7)	(7)
			Secured Debt	(9)	10/2/2024		12.39%	SF+	8.00%		4/7/2029	364	358	358
			Secured Debt	(9)	4/7/2023		12.43%	SF+	8.00%		4/7/2029	6,855	6,707	6,855
			Common Equity		4/7/2023	170,998							174	240
													7,232	7,446
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		12.59%	SF+	8.00%		12/22/2026	308	306	308
			Secured Debt	(9)	12/22/2021		12.59%	SF+	8.00%	6.00%	12/22/2026	3,969	3,955	3,969
													4,261	4,277
FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt		5/28/2024		13.00%				5/29/2029	8,200	7,135	7,135
			Warrants	(27)	5/28/2024	3							980	2,710
													8,115	9,845
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (28)	11/10/2023		11.29%	SF+	6.75%		11/10/2028	2,416	2,355	2,416
			Secured Debt	(9)	11/10/2023		11.34%	SF+	6.75%		11/10/2028	9,567	9,346	9,567
			Common Equity		11/10/2023	210,084							210	150
													11,911	12,133
GradeEight Corp.	(10)	Distributor of maintenance and repair parts
			Secured Debt	(9) (30)	10/4/2024			SF+	7.25%		10/4/2029	—	(45)	(45)

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (30)	10/4/2024			SF+	7.25%		10/4/2029	—	(22)	(22)
			Secured Debt	(9)	10/4/2024		11.74%	SF+	7.25%		10/4/2029	14,824	14,542	14,542
			Common Equity		10/4/2024	471							471	471
													14,946	14,946
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		10.73%	SF+	6.00%		1/15/2026	661	661	661
			Secured Debt		12/2/2016		12.50%				1/15/2026	9,744	9,721	9,744
			Preferred Member Units	(8)	12/2/2016	56							713	5,060
			Preferred Member Units	(23)	12/2/2016	56							38	270
													11,133	15,735
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	3/7/2024		8.75%	SF+	3.50%	2.50%	6/21/2026	1,361	1,307	1,307
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	914	401	235
			Common Equity		3/7/2024	35,971							—	—
													1,708	1,542
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (30)	8/1/2022			SF+	6.50%		8/1/2027	—	(10)	(10)
			Secured Debt	(9)	8/1/2022		10.86%	SF+	6.50%		8/1/2027	1,975	1,951	1,975
			Secured Debt	(9)	6/3/2024		10.86%	SF+	6.50%		8/1/2027	1,397	1,362	1,396
			Secured Debt	(9)	8/1/2022		10.86%	SF+	6.50%		8/1/2027	4,875	4,824	4,875
			Secured Debt	(9)	6/3/2024		10.86%	SF+	6.50%		8/1/2027	2,382	2,363	2,382
													10,490	10,618
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9)	7/3/2024		9.92%	SF+	5.50%		7/3/2029	1,215	1,192	1,204
			Secured Debt	(9)	7/3/2024		10.11%	SF+	5.50%		7/3/2029	15,490	15,338	15,338
													16,530	16,542
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		13.10%	SF+	8.25%		12/31/2027	8,000	7,859	8,000

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (30)	7/30/2021			SF+	5.75%		7/30/2026	—	(8)	—
			Secured Debt	(9)	7/30/2021		10.21%	SF+	5.75%		7/30/2028	6,154	6,102	6,154
			Secured Debt	(9)	7/30/2021		10.21%	SF+	5.75%		7/30/2028	1,922	1,906	1,922
													8,000	8,076
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Secured Debt	(9) (28)	6/8/2023		11.39%	SF+	7.00%		6/30/2028	791	791	791
			Secured Debt	(9)	6/8/2023		11.62%	SF+	7.00%		6/30/2028	10,280	10,034	10,280
			Common Equity		6/8/2023	422							580	510
													11,405	11,581
Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/1/2017		13.73%	SF+	7.75%	1.50%	7/31/2025	17,066	17,066	14,524

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		12.00%				3/31/2028	3,763	3,714	3,763

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Equity	(8)	3/31/2023	21,840							1,092	2,310
													4,806	6,073
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (30)	7/19/2023			SF+	6.25%		7/19/2028	—	(32)	(32)
			Secured Debt	(9) (30)	7/19/2023			SF+	6.25%		7/19/2029	—	(27)	(27)
			Secured Debt	(9)	7/19/2023		10.87%	SF+	6.25%		7/19/2029	8,289	8,100	7,869
			Common Equity		7/19/2023	47,847							239	120
													8,280	7,930
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (28)	4/3/2023		14.69%	SF+	10.00%		4/3/2028	677	664	620
			Secured Debt	(9)	4/3/2023		14.58%	SF+	10.00%		4/3/2028	6,198	6,091	5,681
			Secured Debt	(9)	6/14/2023		14.58%	SF+	10.00%		4/3/2028	1,248	1,227	1,144
			Common Equity		4/3/2023	128,727							349	21
													8,331	7,466
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (28)	12/9/2021		14.54%	SF+	10.00%	14.54%	8/7/2023	2,075	2,075	1,580
			Secured Debt	(9) (14) (17)	8/7/2019		11.67%	SF+	7.00%	11.67%	8/7/2023	7,334	7,254	13
			Common Stock		12/7/2021	2,143							—	—
													9,329	1,593
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9) (28)	8/28/2019		12.01%	SF+	7.50%		12/31/2026	1,037	1,033	996
			Secured Debt	(9)	8/28/2019		12.01%	SF+	7.50%		12/31/2026	16,771	16,704	16,098
													17,737	17,094
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.00%				1/31/2028	1,128	1,113	1,113
			Secured Debt		9/1/2021		13.00%				1/31/2028	735	725	725
			Secured Debt		11/15/2021		13.00%				1/31/2028	2,236	2,236	2,236
			Secured Debt		11/15/2021		13.00%				1/31/2028	4,406	4,344	4,344
			Secured Debt		1/31/2023		13.00%				1/31/2028	2,461	2,379	2,379
			Preferred Equity		6/26/2024	177,800	25.00%			25.00%			178	190
			Common Stock		8/3/2021	50,753							689	710
													11,664	11,697
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9)	4/13/2023		11.25%	SF+	6.60%	8.75%	4/14/2028	2,962	2,778	622
			Common Equity		4/13/2023	186,322							—	—
													2,778	622
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9) (30)	5/20/2024			SF+	6.50%		5/17/2029	—	(5)	(5)
			Secured Debt	(9)	5/20/2024		10.35%	SF+	5.50%		5/17/2029	1,735	1,708	1,722
			Secured Debt	(9)	5/20/2024		11.35%	SF+	6.50%		5/17/2029	1,735	1,708	1,722
			Secured Debt	(9)	5/20/2024		12.35%	SF+	7.50%		5/17/2029	1,735	1,708	1,722
													5,119	5,161
ITA Holdings Group, LLC		Air Ambulance Services

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	6/21/2023		13.78%	SF+	9.00%		6/21/2027	295	290	295
			Secured Debt	(9)	6/21/2023		13.78%	SF+	9.00%		6/21/2027	248	245	248
			Secured Debt	(9)	6/21/2023		12.78%	SF+	8.00%		6/21/2027	1,110	937	1,110
			Secured Debt	(9)	6/21/2023		14.78%	SF+	10.00%		6/21/2027	1,110	937	1,110
			Warrants	(27)	6/21/2023	48,327					6/21/2033		523	1,420
													2,932	4,183
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		12.18%	SF+	7.50%		11/4/2026	1,585	1,567	1,585
			Secured Debt	(9)	2/27/2024		12.19%	SF+	7.50%		11/4/2026	1,251	1,236	1,251
			Secured Debt	(9)	2/27/2024		12.18%	SF+	7.50%		11/4/2026	121	96	121
			Secured Debt	(9)	11/8/2021		12.18%	SF+	7.50%		11/4/2026	3,685	3,643	3,685
			Preferred Equity		11/8/2021	5,653,333							216	1,740
													6,758	8,382
JDC Power Services, LLC	(10)	Provider of Electrical Equipment and Maintenance Services for Datacenters
			Secured Debt	(9) (30)	6/28/2024			SF+	6.50%		6/28/2029	—	(47)	(47)
			Secured Debt	(9)	6/28/2024		10.83%	SF+	6.50%		6/28/2029	17,671	17,277	17,489
													17,230	17,442
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9) (14) (17)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	942	942	—
			Secured Debt	(9) (14) (17)	8/21/2019		21.59%	SF+	16.00%	21.59%	8/21/2024	906	906	—
			Secured Debt	(9)	3/30/2024		13.21%	SF+	8.75%	6.00%	3/29/2029	1,470	1,470	1,470
			Secured Debt	(9)	3/30/2024		13.18%	SF+	8.75%	13.18%	3/29/2029	1,091	1,091	1,091
			Common Stock		8/21/2019	392,514							3,678	—
			Common Stock		3/29/2024	4,535,784							166	110
													8,253	2,671
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	2,591	2,568	2,568
			Preferred Equity	(8)	3/28/2022	12,214							1,221	1,460
													3,789	4,028
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (28)	12/22/2021		12.72%	SF+	8.00%		12/22/2026	702	696	665
			Secured Debt	(9)	12/22/2021		12.58%	SF+	8.00%		12/22/2026	2,980	2,956	2,823
			Secured Debt	(9)	2/1/2024		12.58%	SF+	8.00%		12/22/2026	279	273	265
			Common Equity		12/22/2021	140,351							140	30
													4,065	3,783
KMS, LLC	(10)	Wholesaler of Closeout and Value-priced Products
			Secured Debt	(9) (14)	10/4/2021		14.50%	SF+	9.75%		10/4/2026	1,286	1,238	829
			Secured Debt	(9)	11/27/2024		14.23%	SF+	9.75%	14.23%	10/4/2026	562	562	562
			Secured Debt	(9)	11/27/2024		14.23%	SF+	9.75%	14.23%	10/4/2026	550	550	550
			Secured Debt	(9) (14)	10/4/2021		14.50%	SF+	9.75%		10/4/2026	9,262	9,175	5,973
													11,525	7,914
Lightbox Holdings, L.P.	(11)	Provider of Commercial Real Estate Software
			Secured Debt		5/9/2019		9.44%	SF+	5.00%		5/9/2026	5,705	5,688	5,534

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	9/17/2024		11.89%	SF+	7.25%		12/31/2025	701	701	701
			Secured Debt	(9)	5/2/2019		11.92%	SF+	7.25%		12/31/2025	7,850	7,791	7,850
			Secured Debt	(9)	5/2/2019		11.71%	SF+	7.25%		12/31/2025	5,181	5,141	5,181
			Secured Debt	(9)	2/26/2021		11.92%	SF+	7.25%		12/31/2025	860	854	860
			Secured Debt	(9)	5/12/2022		11.71%	SF+	7.25%		12/31/2025	8,716	8,647	8,716
													23,134	23,308
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		12.74%	SF+	8.00%	3.00%	8/16/2026	4,592	4,560	3,684

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9) (17)	1/8/2018		12.25%	P+	4.25%		12/22/2024	11,552	11,552	9,191

Mako Steel, LP	(10)	Self-Storage Design & Construction
			Secured Debt	(9) (30)	3/15/2021			SF+	7.50%		3/15/2026	—	(19)	—
			Secured Debt	(9)	3/28/2024		12.00%	SF+	7.50%		3/15/2026	21,081	20,910	21,081
													20,891	21,081
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(30)	10/19/2022						10/19/2025	—	—	—
			Secured Debt		10/19/2022		9.75%				10/19/2027	1,539	1,513	1,513
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			434	470
			Common Stock		10/19/2022	112,865							113	500
													2,060	2,483
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (30)	4/4/2022			SF+	5.75%		4/3/2028	—	(5)	(5)
			Secured Debt	(9)	11/20/2024		10.22%	SF+	5.75%		4/3/2028	1,342	1,323	1,342
			Secured Debt	(9)	4/4/2022		10.21%	SF+	5.75%		4/3/2028	2,389	2,361	2,389
													3,679	3,726
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (28)	11/30/2023		10.74%	SF+	6.25%		11/30/2028	375	353	375
			Secured Debt	(9) (26)	11/30/2023		10.77%	SF+	6.25%		11/30/2028	858	841	858
			Secured Debt	(9)	11/30/2023		9.76%	SF+	5.25%		11/30/2028	3,201	3,140	3,201
			Secured Debt	(9)	11/30/2023		11.76%	SF+	7.25%		11/30/2028	3,201	3,138	3,201
			Common Equity		11/30/2023	336,496							336	280
													7,808	7,915
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		14.00%				8/19/2029	2,400	2,197	2,197
			Preferred Member Units	(8)	8/19/2024	40,821	12.00%			12.00%			427	427
			Warrants	(27)	8/19/2024	14,842							148	148
													2,772	2,772
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	5/24/2022		11.59%	SF+	7.00%		5/24/2027	1,181	1,171	1,125
			Secured Debt	(9)	5/24/2022		11.59%	SF+	7.00%		5/24/2027	3,071	3,042	3,160
			Secured Debt	(9)	5/24/2022		11.59%	SF+	7.00%		5/24/2027	5,213	5,166	5,213

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Unsecured Debt		11/14/2023		8.00%			8.00%	3/31/2025		34	34
			Unsecured Debt		3/15/2024		8.00%			8.00%	6/30/2025		15	15
			Unsecured Debt		9/25/2024		8.00%			8.00%	12/21/2025		31	31
			Common Stock		8/30/2022	12,798,820							256	226
													9,715	9,804
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (30)	12/18/2019			SF+	6.50%		12/18/2026	—	(3)	(3)
			Secured Debt	(9)	12/18/2019		11.24%	SF+	6.50%		12/18/2026	14,436	14,320	14,436
													14,317	14,433
Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (30)	6/21/2024			SF+	7.50%		12/21/2028	—	(14)	(14)
			Secured Debt	(9)	6/21/2024		11.97%	SF+	7.50%		6/21/2029	11,979	11,661	11,766
													11,647	11,752
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		11.35%	SF+	7.00%		11/16/2027	1,050	1,040	1,040
			Secured Debt	(9)	4/1/2024		11.33%	SF+	7.00%		11/16/2027	2,910	2,888	2,888
													3,928	3,928
Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	806							1,805	1,140

Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (30)	6/7/2023			SF+	6.50%		6/7/2028	—	(27)	(27)
			Secured Debt	(9)	6/7/2023		10.86%	SF+	6.50%		6/7/2028	2,640	2,581	2,640
			Secured Debt	(9)	6/7/2023		10.90%	SF+	6.50%		6/7/2028	7,859	7,697	7,859
			Common Equity		6/7/2023	532							532	1,640
													10,783	12,112
PrimeFlight Aviation Services	(10)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		10.58%	SF+	5.50%		5/1/2029	5,910	5,751	5,910
			Secured Debt	(9)	9/7/2023		9.83%	SF+	5.50%		5/1/2029	564	548	564
			Secured Debt	(9)	1/30/2024		9.83%	SF+	5.50%		5/1/2029	567	555	567
			Secured Debt	(9)	6/28/2024		9.58%	SF+	5.25%		5/1/2029	644	636	644
													7,490	7,685
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9)	8/19/2022		13.03%	SF+	8.25%		8/19/2027	448	441	443
			Secured Debt	(9)	8/19/2022		13.03%	SF+	8.25%		8/19/2027	1,167	1,153	1,155
													1,594	1,598
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Preferred Equity		10/2/2023	13,021							1,289	1,289
			Common Equity		4/1/2024	13,021							13	820
													1,302	2,109
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (28)	8/24/2023		11.22%	SF+	6.75%		8/24/2028	1,075	1,033	1,075
			Secured Debt	(9)	8/24/2023		11.38%	SF+	6.75%		8/24/2028	10,288	10,058	10,288

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	9/10/2024		11.43%	SF+	6.75%		8/24/2028	5,065	4,972	5,065
													16,063	16,428
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (30)	8/27/2021			SF+	8.00%		8/27/2026	—	(6)	—
			Secured Debt	(9)	8/27/2021		11.85%	SF+	7.00%		8/27/2026	4,219	4,163	3,840
			Secured Debt	(9)	8/27/2021		13.85%	SF+	9.00%		8/27/2026	4,219	4,163	3,815
													8,320	7,655
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		12.52%	SF+	8.00%	2.00%	11/16/2025	6,542	6,532	6,542
			Secured Debt	(9)	7/16/2021		12.52%	SF+	8.00%	2.00%	11/16/2025	8,277	8,262	8,277
													14,794	14,819
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				12/22/2027	4,080	3,978	4,080
			Common Stock	(8)	9/13/2018	17,500							—	630
													3,978	4,710
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (30)	8/8/2024			SF+	5.25%		8/8/2029	—	—	—
			Secured Debt	(9)	8/8/2024		9.71%	SF+	5.25%		8/8/2029	4,388	4,357	4,388
			Common Equity		12/10/2021	61							61	62
													4,418	4,450
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (30)	7/1/2022			SF+	7.50%		7/1/2027	—	(10)	—
			Secured Debt	(9)	7/1/2022		11.98%	SF+	7.50%		7/1/2027	4,875	4,826	4,875
			Common Stock		7/1/2022	200,000							200	190
													5,016	5,065
TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9) (30)	12/31/2024			SF+	5.75%		12/31/2029	—	(7)	(7)
			Secured Debt	(9) (30)	12/31/2024			SF+	5.75%		12/31/2029	—	(5)	(5)
			Secured Debt	(9)	12/31/2024		10.13%	SF+	5.75%		12/31/2029	2,333	2,299	2,299
													2,287	2,287
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(23)	7/7/2021	1,000,000							1,000	2,290

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		10.00%				8/9/2026	100	98	98
			Secured Debt		8/9/2021		10.00%				8/9/2026	1,300	1,290	1,274
			Preferred Stock	(8)	9/1/2023	71,827							72	72
			Preferred Stock	(8)	8/9/2021	320,000							1,600	1,600
													3,060	3,044
Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9) (30)	3/11/2024			SF+	6.50%		3/11/2029	—	(40)	(40)
			Secured Debt	(9)	3/11/2024		10.83%	SF+	6.50%		3/11/2029	13,049	12,666	13,049
			Preferred Equity		3/11/2024	468,750	8.00%			8.00%			469	540
													13,095	13,549
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (14)	6/1/2023		11.90%	SF+	7.40%	6.00%	5/2/2027	6,750	2,229	2,686
			Secured Debt	(14)	6/1/2023						5/2/2027	692	15	—
													2,244	2,686
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	7/29/2024		10.36%	SF+	6.00%		7/27/2029	19,490	19,118	19,294
			Common Equity		7/29/2024	412,371							412	412
													19,530	19,706
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		12.75%	SF+	7.50%		4/5/2029	3,000	2,938	3,000

Vistar Media, Inc.	(10)	Operator of Digital Out-of-Home Advertising Platform
			Preferred Stock		4/3/2019	70,207							767	4,676

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt		12/22/2023		11.55%	SF+	7.00%		12/22/2028	1,705	1,669	1,705
			Secured Debt	(9)	12/22/2023		11.47%	SF+	7.00%		12/22/2028	12,375	12,130	12,375
													13,799	14,080
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	769,231							769	1,950

Wall Street Prep, Inc.	(10)	Financial Training Services
			Secured Debt	(9) (30)	7/19/2021			SF+	7.00%		7/19/2026	—	(3)	(3)
			Secured Debt	(9)	7/19/2021		11.74%	SF+	7.00%		7/19/2026	2,199	2,183	2,199
			Common Stock		7/19/2021	500,000							500	1,510
													2,680	3,706
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	309	307	292
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	53	49	50
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	2,200	2,187	2,076
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	1,986	1,973	1,874
													4,516	4,292
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9)	3/1/2022		9.47%	SF+	5.00%		3/1/2028	658	649	658
			Secured Debt	(9)	3/1/2022		9.60%	SF+	5.00%		3/1/2028	2,918	2,884	2,917
			Secured Debt	(9)	11/3/2023		9.60%	SF+	5.00%		3/1/2028	1,452	1,429	1,452
			Common Stock	(8)	3/1/2022	200,000							200	640
													5,162	5,667
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021		12.81%	SF+	8.00%		11/19/2026	2,750	2,701	2,672
			Secured Debt	(9)	11/19/2021		12.85%	SF+	8.00%		11/19/2026	2,343	2,310	2,276
			Secured Debt	(9)	1/16/2024		11.85%	SF+	7.00%		11/19/2026	9,050	8,911	8,794
			Secured Debt	(9)	1/16/2024		13.85%	SF+	9.00%		11/19/2026	9,050	8,911	8,794

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													22,833	22,536
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	1,485	1,468	1,468
			Preferred Equity	(8)	12/12/2022	530							530	530
													1,998	1,998
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		9.70%	SF+	5.25%		12/20/2028	1,176	1,157	1,176
			Secured Debt	(9)	12/17/2021		9.98%	SF+	5.25%		12/20/2028	2,328	2,304	2,328
													3,461	3,504
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		12.25%	SF+	7.50%		8/9/2026	5,106	5,048	4,661

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	2/11/2022		11.91%	SF+	7.25%	11.91%	12/31/2024	2,458	$2,458	$2,025
			Secured Debt	(9)	2/11/2022		11.91%	SF+	7.25%	11.91%	12/31/2024	616	616	508
													3,074	2,533
ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		12.50%	P+	5.00%		6/14/2029	86	64	86
			Secured Debt	(9)	6/14/2024		10.74%	SF+	6.00%		6/14/2029	517	496	517
			Secured Debt	(9)	6/14/2024		10.28%	SF+	6.00%		6/14/2029	817	806	817
			Secured Debt	(9)	6/14/2024		10.66%	SF+	6.00%		6/14/2029	5,852	5,748	5,852
													7,114	7,272
Subtotal Non-Control/Non-Affiliate Investments (121.0% of net assets at fair value)													$799,974	$756,269
Total Portfolio Investments, December 31, 2024 (188.4% of net assets at fair value)													$1,138,745	$1,177,507

Money market funds (included in cash and cash equivalents)
First American Treasury Obligations Fund Class Z	(16)												$12,261	$12,261
Fidelity Government Portfolio Fund Class III	(34)												2,099	2,099
Total money market funds													$14,360	$14,360
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
December 31, 2024
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 96% of the loans (based on the par amount) contain Term SOFR (“SOFR”) floors which range between 0.75% and 5.25%, with a weighted-average floor of 1.28%.
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
(16)Effective yield as of December 31, 2024 was approximately 4.41% on the First American Treasury Obligations Fund Class Z.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of December 31, 2024.
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
(25)A majority of the variable rate loans in the Company’s Investment Portfolio (defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR rate, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2024.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)
(28)RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2024.
(29)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(30)The position is unfunded and no interest income is being earned as of December 31, 2024. The position may earn a nominal unused facility fee on committed amounts.
(31)Warrants are presented in equivalent shares/units with a strike price of $1.00 per share/unit.
(32)Index based floating interest rate is subject to contractual maximum base rate of 4.00%.
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
(34)Effective yield as of December 31, 2024 was approximately 4.13% on the Fidelity Government Portfolio Fund Class III.

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

MSC INCOME FUND, INC.

Notes to the Consolidated Financial Statements

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION
1.Organization
MSC Income Fund, Inc. (“MSIF” or, together with its consolidated subsidiaries, “MSC Income” or the “Company”) is a principal investment firm primarily focused on providing debt capital to private (“Private Loan”) companies owned by or in the process of being acquired by a private equity fund (its “Private Loan investment strategy”). MSC Income’s portfolio investments are typically made to support leveraged buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. MSC Income seeks to partner with private equity fund sponsors in its Private Loan investment strategy and primarily invests in secured debt investments of Private Loan companies generally headquartered in the United States.
MSC Income also maintains a portfolio of customized long-term debt and equity investments in lower middle market (“LMM”) companies (its “LMM investment portfolio”), and through those investments MSC Income has partnered with entrepreneurs, business owners and management teams in co-investments with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange (“NYSE”) listed BDC, utilizing the customized “one-stop” debt and equity financing solution provided in Main Street’s LMM investment strategy (the “LMM investment strategy”). Through the LMM investment strategy, MSC Income primarily invested in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the United States. Effective upon the MSC Income Listing (as defined below) on January 29, 2025, MSC Income changed its investment strategy for investments in new portfolio companies to be solely focused on its Private Loan investment strategy, rather than its historical focus primarily on its Private Loan investment strategy and secondarily on the LMM investment strategy (as further discussed below).
MSC Income also maintains a legacy portfolio of investments in larger middle market (“Middle Market”) companies (its “Middle Market investment portfolio”) and a limited portfolio of other portfolio (“Other Portfolio”) investments. MSC Income’s Middle Market investments are generally debt investments in companies owned by a private equity fund that were originally issued through a syndication financing process. MSC Income has generally stopped making new Middle Market investments and expects the size of its Middle Market investment portfolio to continue to decline in future periods as its existing Middle Market investments are repaid or sold. MSC Income’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments in unaffiliated investment companies and private funds managed by third parties. Similar to its Middle Market investments, MSC Income has generally stopped making new Other Portfolio investments and expects the size of its Other Portfolio to continue to decline in future periods as its existing Other Portfolio investments are repaid or sold.
The “Investment Portfolio,” as used herein, refers to all of MSC Income’s investments in Private Loan portfolio companies, investments in LMM portfolio companies, investments in Middle Market portfolio companies and Other Portfolio investments.
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
On October 28, 2020, MSC Income’s stockholders approved the appointment of MSC Adviser I, LLC (the “Adviser”), which is wholly-owned by Main Street, as MSC Income’s investment adviser and administrator under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “Prior Investment Advisory Agreement”).
On January 29, 2025, in connection with the MSC Income Listing (as defined below), MSC Income entered into an Amended and Restated Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”) with the Adviser. The Advisory Agreement was approved by the affirmative vote of the holders of a majority of MSC Income’s outstanding voting securities, as defined in the 1940 Act, at a special meeting of MSC Income’s stockholders held on December 11, 2024 (the “2025 Special Meeting”), to become effective upon the MSC Income Listing. In such role, the Adviser has the responsibility to manage the business of MSC Income, including the responsibility to identify, evaluate,

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
negotiate and structure prospective investments, make investment and portfolio management decisions, monitor MSC Income’s Investment Portfolio and provide ongoing administrative services.
On January 30, 2025, MSC Income closed a follow-on public offering of 5,500,000 shares of its common stock, at the public offering price of $15.53 per share, in connection with which MSC Income’s shares of common stock were listed and began trading on the NYSE under the ticker symbol “MSIF” on January 29, 2025 (the “MSC Income Listing”). In addition, on February 3, 2025, MSC Income issued and sold 825,000 additional shares of its common stock, at the public offering price of $15.53 per share, pursuant to the underwriters’ full exercise of their overallotment option. Net of underwriting discounts and commissions and offering expenses, MSC Income received net cash proceeds of approximately $91 million in connection with the follow-on public equity offering.
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
Unless otherwise noted or the context otherwise indicates, the terms “we,” “us,” “our,” the “Company” and “MSC Income” refer to MSIF and its consolidated subsidiaries, which include the Taxable Subsidiaries and the Structured Subsidiaries.
2.Basis of Presentation
MSC Income’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. MSC Income’s results of operations and cash flows for the years ended December 31, 2024, 2023 and 2022 and financial position as of December 31, 2024 and 2023, are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.
Principles of Consolidation
Under ASC 946, MSC Income is precluded from consolidating other entities in which MSC Income has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if MSC Income holds a controlling interest in an operating company that provides all or substantially all of its services directly to MSC Income. Accordingly, as noted above, MSC Income’s consolidated financial statements include the financial position and operating results for the Taxable Subsidiaries and the Structured Subsidiaries. MSC Income has determined that none of its portfolio investments qualify for this exception. Therefore, MSC Income’s Investment Portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed further in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio, with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss),” in both cases on the Consolidated Statements of Operations.
Portfolio Investment Classification
MSC Income classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control Investments” are defined as investments in which MSC Income owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate Investments” are defined as investments in which MSC Income owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation and (c) “Non-Control/Non-Affiliate Investments” are defined as investments that are neither Control Investments nor Affiliate Investments. For purposes of determining the classification of its Investment Portfolio, MSC Income has excluded consideration of any voting securities or board appointment rights held by Main Street or any other advisory client of the Adviser.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
3.Reverse Stock Split
On December 16, 2024, in advance of the MSC Income Listing, the Company effectuated a 2-for-1 reverse stock split of its outstanding common stock pursuant to approval from its Board of Directors (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every two shares of the Company’s issued and outstanding common stock were converted into one share of issued and outstanding common stock, without any change in the par value or shares authorized. All share, per share, common stock and additional paid-in capital amounts presented in these consolidated financial statements and notes to the consolidated financial statements prior to December 16, 2024 have been retrospectively adjusted to give effect to the Reverse Stock Split. A summary of the Company’s weighted average number of shares of common stock outstanding and earnings per share after adjusting for the Reverse Stock Split as of December 31, 2023 and December 31, 2022 is as follows:

	Year Ended December 31,
	2023	2022
Weighted average number of shares of common stock outstanding (as reported)	80,269,002	79,993,040
Weighted average number of shares of common stock outstanding (as adjusted)	40,134,501	39,996,520
Net increase in net assets per share resulting from operations (as reported)	$0.82	$0.57
Net increase in net assets per share resulting from operations (as adjusted)	$1.65	$1.14
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1.Valuation of the Investment Portfolio
MSC Income accounts for its Investment Portfolio at fair value. As a result, MSC Income follows the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires MSC Income to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.
MSC Income’s portfolio strategy calls for it to invest primarily in debt securities issued by Private Loan companies and illiquid debt and equity securities issued by LMM companies. However, the Company has changed its investment strategy with respect to new platform investments to be solely focused on the Private Loan investment strategy. As a result, the size of the LMM investment portfolio is expected to decrease over time as existing LMM investments are repaid or sold in the ordinary course of business. MSC Income also maintains a legacy portfolio of investments in Middle Market companies and a limited portfolio of Other Portfolio investments which are also expected to decrease over time as MSC Income is generally no longer making new Middle Market investments or Other Portfolio investments. MSC Income’s portfolio investments may be subject to restrictions on resale.
Private Loan investments may include investments which have no established market or have established markets that are not active, while LMM investments and Other Portfolio investments generally have no established trading market. Middle Market portfolio investments generally have established markets that are not active. MSC Income determines in good faith the fair value of its Investment Portfolio pursuant to a valuation policy in accordance with ASC 820, with such valuation process approved by its Board of Directors and in accordance with the 1940 Act. MSC Income’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of MSC Income’s Investment Portfolio.
For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the yield-to-maturity model (“Yield-to-Maturity”) valuation method. For LMM portfolio investments, MSC Income generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a Yield-to-Maturity valuation method for its LMM debt investments. For Middle Market portfolio investments in debt securities for which it has

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
determined that third-party quotes or other independent prices are available, MSC Income primarily uses quoted prices in the valuation process. MSC Income determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For its Other Portfolio equity investments, MSC Income generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for MSC Income’s portfolio investments estimate the value of the investment as if MSC Income were to sell, or exit, the investment as of the measurement date.
These valuation approaches consider the value associated with MSC Income’s ability to control the capital structure of the portfolio company, as well as the timing of a potential exit. For valuation purposes, “control” portfolio investments are composed of debt and equity securities in companies for which MSC Income has a controlling interest in the equity ownership of the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors. For valuation purposes, “non-control” portfolio investments are generally composed of debt and equity securities in companies for which MSC Income does not have a controlling interest in the equity ownership of the portfolio company or the ability to nominate a majority of the portfolio company’s board of directors.
Under the Waterfall valuation method, MSC Income estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a Waterfall calculation by allocating the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, privately held companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, MSC Income analyzes various factors including the portfolio company’s historical and projected financial results. Due to SEC deadlines for MSC Income’s quarterly and annual financial reporting, the operating results of a portfolio company used in the current period valuation are generally the results from the period ended three months prior to such valuation date and may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in determining. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, MSC Income also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, MSC Income allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. In applying the Waterfall valuation method, MSC Income assumes the loans are paid-off at the principal amount in a change in control transaction and are not assumed by the buyer, which MSC Income believes is consistent with its past transaction history and standard industry practices.
Under the Yield-to-Maturity valuation method, MSC Income also uses the income approach to determine the fair value of debt securities based on projections of the discounted future free cash flows that the debt security will likely generate, including analyzing the discounted cash flows of interest and principal amounts for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of the portfolio company. MSC Income’s estimate of the expected repayment date of its debt securities is generally the maturity date of the instrument, as MSC Income generally intends to hold its loans and debt securities to maturity. The Yield-to-Maturity analysis also considers changes in leverage levels, credit quality, portfolio company performance, changes in market-based interest rates and other factors. MSC Income will generally use the value determined by the Yield-to-Maturity analysis as the fair value for that security; however, because of MSC Income’s general intent to hold its loans to maturity, the fair value will not exceed the principal amount of the debt security valued using the Yield-to-Maturity valuation method. A change in the assumptions that MSC Income uses to estimate the fair value of its debt securities using the Yield-to-Maturity valuation method could have a material impact on the determination of fair value. If there is deterioration in credit quality or if a debt security is in workout status, MSC Income may consider other factors in determining the fair value of the debt security, including the value attributable to the debt security from the enterprise value of the portfolio company or the proceeds that would most likely be received in a liquidation analysis.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, MSC Income measures the fair value of the investment predominately based on the NAV of the investment fund as of the measurement date and adjusts the investment’s fair value for factors known to MSC Income that would affect that fund’s NAV, including, but not limited to, fair values for individual investments held by the fund if MSC Income holds the same investment or for a publicly traded investment. In addition, in determining the fair value of the investment, MSC Income considers whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of MSC Income’s investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding MSC Income’s ability to realize the full NAV of its interests in the investment fund.
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 63 and 55 Private Loan portfolio companies during the years ended December 31, 2024 and 2023, respectively, representing 85% and 79% of the total Private Loan portfolio at fair value as of December 31, 2024 and 2023, respectively. Excluding its investments in Private Loan portfolio companies that, as of December 31, 2024 and 2023, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and its investments in Private Loan portfolio companies that were not reviewed because the investment is valued based upon third-party quotes or other independent pricing, 96% and 90% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the years ended December 31, 2024 and 2023, respectively.
For valuation purposes, all of MSC Income’s Private Loan portfolio investments are non-control investments. For Private Loan portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Private Loan debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Private Loan equity investments in a current hypothetical sale using the Waterfall valuation method.
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each LMM portfolio company at least once every calendar year, and for MSC Income’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 48 and 46 LMM portfolio companies during the years ended December 31, 2024 and 2023, respectively, representing 92% and 95% of the total LMM portfolio at fair value as of December 31, 2024 and 2023, respectively. Excluding its investments in LMM portfolio companies that, as of December 31, 2024 and 2023, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, over

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm for each of the years ended December 31, 2024 and 2023.
For valuation purposes, all of MSC Income’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, MSC Income uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. MSC Income generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (93% and 97% as of December 31, 2024 and 2023, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) MSC Income has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
For valuation purposes, all of MSC Income’s Other Portfolio investments are non-control investments. MSC Income’s Other Portfolio investments comprised 2.0% and 2.3% of MSC Income’s Investment Portfolio at fair value as of December 31, 2024 and 2023, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income generally determines the fair value of these investments using the NAV valuation method.
Due to the inherent uncertainty in the valuation process, MSC Income’s determination of fair value for its Investment Portfolio may differ materially from the values that would have been determined had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. MSC Income determines the fair value of each individual investment and records changes in fair value as unrealized appreciation or depreciation.
MSC Income uses an internally developed portfolio investment rating system in connection with its investment oversight, portfolio management and analysis and investment valuation procedures for its Private Loan, LMM and Middle Market portfolio companies. This system takes into account both quantitative and qualitative factors of each Private Loan, LMM and Middle Market portfolio company.
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. MSC Income believes its Investment Portfolio as of December 31, 2024 and 2023 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
2.Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio, the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by MSC Income pursuant to valuation policies and procedures approved and overseen by MSC Income’s Board of Directors, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.
Macroeconomic factors, including pandemics, risk of recession, inflation, supply chain constraints or disruptions, geopolitical disruptions and changing market index interest rates, and the related effect on the U.S. and global economies, have impacted, and may continue to impact, the businesses and operating results of certain of MSC Income’s portfolio

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
companies. As a result of these and other current effects of macroeconomic factors, as well as the uncertainty regarding the extent and duration of their impact, the valuation of MSC Income’s Investment Portfolio has and may continue to experience increased volatility.
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2024 and 2023, the Company had $14.4 million and $20.8 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of December 31, 2024 and 2023, cash balances totaling $13.5 million and $9.0 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
4.Interest, Dividend and Fee Income
MSC Income records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. MSC Income evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if MSC Income otherwise does not expect the debtor to be able to service its debt obligation, MSC Income will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is sold or written off, MSC Income removes it from non-accrual status.
As of December 31, 2024, investments on non-accrual status comprised 1.5% of MSC Income’s total Investment Portfolio at fair value and 5.6% at cost. As of December 31, 2023, investments on non-accrual status comprised 1.1% of MSC Income’s total Investment Portfolio at fair value and 4.0% at cost.
MSC Income holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the PIK interest and cumulative dividends in cash. MSC Income stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2024, 2023 and 2022 (i) 6.2%, 3.8% and 2.5%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.1%, 0.1% and 0.6%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash.
MSC Income may periodically provide services, including structuring and advisory services, to its portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, fee income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are generally deferred and accreted into income over the life of the financing.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
A presentation of total investment income MSC Income received from its Investment Portfolio in each of the periods presented is as follows:

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$117,816	$116,976	$90,811
Dividend income	11,696	11,255	9,442
Fee income	5,316	3,155	3,512
Total investment income	$134,828	$131,386	$103,765
5.Deferred Financing Costs
Deferred financing costs include commitment fees and other direct costs incurred in connection with arranging MSC Income’s borrowings. Deferred financing costs incurred in connection with MSC Income’s multi-year revolving Credit Facilities (as defined in Note D — Debt) have been capitalized as an asset. Deferred financing costs incurred in connection with the Series A Notes (as defined in Note D — Debt) are reflected as a direct deduction from the principal amount outstanding.
6.Unearned Income — Debt Origination Fees and Original Issue Discount and Discounts / Premiums to Par Value
MSC Income capitalizes debt origination fees received in connection with financings and reflects such fees as unearned income netted against the applicable debt investments. The unearned income from the fees is accreted into income over the life of the financing.
In connection with its portfolio debt investments, MSC Income sometimes receives nominal cost warrants or warrants with an exercise price below the fair value of the underlying equity (together, “nominal cost equity”) that are valued as part of the negotiation process with the particular portfolio company. When MSC Income receives nominal cost equity, it allocates its cost basis in its investment between its debt security and its nominal cost equity at the time of origination based on amounts negotiated with the particular portfolio company. The allocated amounts are based upon the fair value of the nominal cost equity, which is then used to determine the allocation of cost to the debt security. Any discount recorded on a debt investment resulting from this allocation is reflected as unearned income, which is netted against the applicable debt investment, and accreted into interest income over the life of the debt investment. The actual collection of this interest is deferred until the time of debt principal repayment.
MSC Income may also purchase debt securities at a discount or at a premium to the par value of the debt security. In the case of a purchase at a discount, MSC Income records the investment at the par value of the debt security net of the discount, and the discount is accreted into interest income over the life of the debt investment. In the case of a purchase at a premium, MSC Income records the investment at the par value of the debt security plus the premium, and the premium is amortized as a reduction to interest income over the life of the debt investment.
To maintain RIC tax treatment (as discussed in Note B.7. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the interest income. For the years ended December 31, 2024, 2023 and 2022, 2.8%, 2.5% and 2.5%, respectively, of MSC Income’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
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
The Taxable Subsidiaries primarily hold certain equity investments for MSC Income. The Taxable Subsidiaries permit MSC Income to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with MSC Income for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in MSC Income’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSIF for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at corporate income tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in MSC Income’s consolidated financial statements.
The Taxable Subsidiaries use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using statutory tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is provided, if necessary, against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. MSC Income’s net assets as included on the Consolidated Balance Sheets and Consolidated Statements of Changes in Net Assets include an adjustment to classification as a result of permanent book-to-tax differences, which include differences in the book and tax treatment of income and expenses.
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
9.Fair Value of Financial Instruments
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. MSC Income believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, payables and other liabilities approximate the fair values of such items due to the short-term nature of these instruments.
MSC Income’s debt instruments, including all revolving and term debt, are accounted for on a historical cost basis as applicable under U.S. GAAP. As also required under U.S. GAAP, MSC Income discloses the estimated fair value of its debt obligations in Note D — Debt. To estimate the fair value of MSC Income’s Series A Notes as disclosed in Note D — Debt, MSC Income uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security. The inputs used to value MSC Income’s debt instruments for purposes of the fair value estimate disclosures in Note D — Debt are considered to be Level 2 according to the ASC 820 fair value hierarchy.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
10.Earnings Per Share
Net increase in net assets resulting from operations per share and net investment income per share are computed utilizing the weighted-average number of shares of common stock outstanding for the period.
11.Segments
MSC Income operates as a single segment with a principal investment objective to maximize total return primarily by generating current income from debt investments and, to a lesser extent, by generating current income and capital appreciation from equity and equity-related investments. The Adviser’s Investment Committee and the Company’s Chief Executive Officer collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Company’s chief operating decision maker (the “CODM”). Among other metrics, the CODM uses net investment income as a primary GAAP profit or loss metric used in making operating decisions, which can be found on the Consolidated Statement of Operations along with significant expenses. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.
12.Recently Issued or Adopted Accounting Standards
In November 2022, the FASB issued ASU 2022-06, Reference rate reform (Topic 848) — Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 after which entities will no longer be permitted to apply the relief in Topic 848. The Company utilized the optional expedients and exceptions provided by ASU 2020-04 and extended by ASU 2022-06 during the year ended December 31, 2023, the effect of which was not material to the consolidated financial statements and the notes thereto. For the current year, the Company no longer utilizes the optional expedients provided by ASU 2020-04, as LIBOR is no longer referenced in any of its contracts. ASU 2022-06 did not have a material impact on the consolidated financial statements and the notes thereto.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments in this update require incremental disclosures related to a public entity’s reportable segments. ASU 2023-07 is effective for years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. See Note B.11 - Summary of Significant Accounting Policies - Segments for the incremental disclosures.
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
NOTE C — FAIR VALUE HIERARCHY FOR INVESTMENTS—PORTFOLIO COMPOSITION
ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. MSC Income accounts for its investments at fair value.
Fair Value Hierarchy
In accordance with ASC 820, MSC Income has categorized its investments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical investments (Level 1) and the lowest priority to unobservable inputs (Level 3).

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
Investments recorded on MSC Income’s Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:
Level 1 — Investments whose values are based on unadjusted quoted prices for identical assets in an active market that MSC Income has the ability to access (examples include investments in active exchange-traded equity securities and investments in most U.S. government and agency securities).
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
As of December 31, 2024 and 2023, MSC Income’s Private Loan portfolio investments primarily consisted of investments in secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, all of MSC Income’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s LMM portfolio investments were categorized as Level 3 as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, MSC Income’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, MSC Income’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s Other Portfolio investments were categorized as Level 3 as of December 31, 2024 and 2023.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
As of December 31, 2024 and 2023, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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
The use of significant unobservable inputs creates uncertainty in the measurement of fair value as of the reporting date. The significant unobservable inputs used in the fair value measurement of MSC Income’s LMM equity securities, which are generally valued through an average of the discounted cash flow technique and the market comparable/enterprise value technique (unless one of these approaches is determined to not be appropriate), are (i) EBITDA multiples and (ii) the weighted-average cost of capital (“WACC”). Significant increases (decreases) in EBITDA multiple inputs in isolation would result in a significantly higher (lower) fair value measurement, and significant increases (decreases) in WACC inputs in isolation would result in a significantly lower (higher) fair value measurement. The significant unobservable inputs used in the fair value measurement of MSC Income’s Private Loan, LMM and Middle Market debt securities are (i) risk adjusted discount rates used in the Yield-to-Maturity valuation technique (see Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio) and (ii) the percentage of expected principal recovery. Significant increases (decreases) in any of these discount rates in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in any of these expected principal recovery percentages in isolation would result in a significantly higher (lower) fair value measurement. However, due to the nature of certain investments, fair value measurements may be based on other criteria, such as third-party appraisals of collateral and fair values as determined by independent third parties, which are not presented in the tables below.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
The following tables provide a summary of the significant unobservable inputs used to fair value MSC Income’s Level 3 portfolio investments as of December 31, 2024 and 2023:

Type of Investment	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)	Weighted-Average (3)(4)	Median (3)
Equity investments	$281,831	Discounted cash flow	WACC	11.5% - 22.5%	14.8%	15.1%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.9x - 9.0x (2)	6.6x	6.5x
Debt investments	$862,813	Discounted cash flow	Risk adjusted discount factor (5)	8.5% - 18.0% (2)	13.2%	12.1%
			Expected principal recovery percentage	0.3% - 100.0%	99.7%	100.0%
Debt investments	$32,863	Market approach	Third-party quote	21.0 - 99.4	82.9	84.5
Total Level 3 investments	$1,177,507
_____________________________
(1)EBITDA may include proforma adjustments and/or other addbacks based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 17.0x and the range for risk adjusted discount factor is 6.8% - 38.3%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.
(4)Weighted-average is calculated for each significant unobservable input based on the applicable security’s fair value.
(5)Discount rate includes the effect of the standard SOFR base rate, as applicable.

Type of Investment	Fair Value as of December 31, 2023 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)	Weighted-Average (3)(4)	Median (3)
Equity investments	$254,770	Discounted cash flow	WACC	10.9% - 22.5%	14.4%	15.5%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.9x - 9.2x (2)	7.3x	6.5x
Debt investments	$777,003	Discounted cash flow	Risk adjusted discount factor (5)	9.8% - 16.8% (2)	13.1%	12.8%
			Expected principal recovery percentage	0.6% - 100.0%	99.6%	100.0%
Debt investments	$61,122	Market approach	Third-party quote	4.5 - 99.2	85.0	89.5
Total Level 3 investments	$1,092,895
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
The following tables provide a summary of changes in fair value of MSC Income’s Level 3 portfolio investments for the years ended December 31, 2024 and 2023 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2023	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of December 31, 2024
Debt	$838,125	$—	$(223,664)	$320,696	$7,867	$(25,216)	$(22,132)	$895,676
Equity	254,029	—	(16,571)	18,838	(24,918)	24,043	22,132	277,553
Equity Warrant	741	—	—	1,128	(90)	2,499	—	4,278
	$1,092,895	$—	$(240,235)	$340,662	$(17,141)	$1,326	$—	$1,177,507
_____________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2022	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of December 31, 2023
Debt	$852,282	$—	$(253,517)	$230,663	$33,078	$(5,467)	$(18,914)	$838,125
Equity	214,687	—	(15,329)	16,377	923	17,352	20,019	254,029
Equity Warrant	1,174	—	(284)	523	284	149	(1,105)	741
	$1,068,143	$—	$(269,130)	$247,563	$34,285	$12,034	$—	$1,092,895
_____________________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.
As of December 31, 2024 and 2023, MSC Income’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$677,878	$—	$—	$677,878
LMM portfolio investments	436,150	—	—	436,150
Middle Market portfolio investments	39,402	—	—	39,402
Other Portfolio investments	24,077	—	—	24,077
Total investments	$1,177,507	$—	$—	$1,177,507

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
Investment Portfolio Composition
MSC Income’s principal investment objective is to maximize its portfolio’s total return, primarily by generating current income from its debt investments and, to a lesser extent, by generating current income and capital appreciation from its equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. MSC Income seeks to achieve its investment objective primarily by providing debt capital to companies in its Private Loan investment strategy and secondarily through its LMM investment portfolio.
MSC Income’s Private Loan investment strategy is focused on investments in secured debt in privately held companies that generally have annual revenues between $25 million and $500 million, and its Private Loan investments generally range in size from $1 million to $30 million. MSC Income’s Private Loan investments primarily consist of debt securities that have primarily been originated directly by the Adviser or, to a lesser extent, through the Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, MSC Income’s Private Loan investments are typically made in a company owned by or in the process of being acquired by a private equity fund. MSC Income’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. MSC Income may have the option to co-invest with Main Street and the private equity fund in the equity securities of its Private Loan portfolio companies.
MSC Income maintains a LMM investment portfolio with investments in secured debt and equity investments in privately held, LMM companies based in the United States. MSC Income’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $1 million to $30 million. The LMM debt investments are typically secured by a first priority lien on the assets of the portfolio company, can include either fixed or floating interest rates and generally have a term of between five and seven years from the original investment date. MSC Income typically makes direct equity investments and/or receives nominally priced equity warrants in connection with a LMM portfolio company debt investment.
In connection with the MSC Income Listing, the Company’s Board of Directors and the Adviser decided to change the Company’s investment strategy with respect to new platform investments to be solely focused on the Private Loan investment strategy. As a result, the size of the Company’s LMM investment portfolio is expected to decrease over time as existing LMM investments are repaid or sold in the ordinary course of business. The Company does, however, plan to continue executing follow on investments in its existing LMM portfolio companies going forward in accordance with its existing SEC order for co-investment exemptive relief.
MSC Income also maintains a legacy portfolio of investments in Middle Market companies. MSC Income’s Middle Market investments are generally debt investments in companies owned by a private equity fund that were originally issued through a syndication financing process. MSC Income has generally stopped making new Middle Market investments and expects the size of its Middle Market investment portfolio to continue to decline in future periods as its existing Middle Market investments are repaid or sold. MSC Income’s Middle Market debt investments generally range in size from $1 million to $20 million, are generally secured by a first priority lien on the assets of the portfolio company and typically have an expected duration of between three and seven years from the original investment date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
MSC Income’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments which may be managed by third parties. In the Other Portfolio, MSC Income may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, MSC Income generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be realized over a five to ten-year period. Similar to its Middle Market investments, the Company has generally stopped making new Other Portfolio investments and expects its Other Portfolio to continue to decline in future periods as existing Other Portfolio investments are repaid or sold.
Based upon MSC Income’s liquidity and capital structure management activities, MSC Income’s Investment Portfolio may also periodically include short-term portfolio investments that are atypical of MSC Income’s Private Loan, LMM and Middle Market portfolio investments in that they are intended to be a short-term deployment of capital. Those assets are typically expected to be realized in one year or less. These short-term portfolio investments are not expected to be a significant portion of the overall Investment Portfolio.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2024, 2023 and 2022, MSC Income did not record investment income from any single portfolio company in excess of 10% of total investment income.
The following tables provide a summary of MSC Income’s investments in the Private Loan, LMM and Middle Market portfolios as of December 31, 2024 and 2023 (this information excludes Other Portfolio investments, which are discussed further below).

	As of December 31, 2024
	Private Loan	LMM (a)	Middle Market
	(dollars in millions)
Number of portfolio companies	84	57	10
Fair value	$677.9	$436.1	$39.4
Cost	$697.5	$357.1	$66.3
Debt investments as a % of portfolio (at cost)	93.9%	67.8%	87.8%
Equity investments as a % of portfolio (at cost)	6.1%	32.2%	12.2%
% of debt investments at cost secured by first priority lien	99.9%	99.9%	99.9%
Weighted-average annual effective yield (b)	12.0%	13.0%	14.1%
Average EBITDA (c)	$28.6	$10.8	$38.2
_____________________________
(a)As of December 31, 2024, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2024. The weighted-average annual effective yield on MSC Income’s debt portfolio as of December 31, 2024, including debt investments on non-accrual status, was 11.4% for its Private Loan portfolio, 12.2% for its LMM portfolio and 9.0% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on its investment because it does not reflect MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies, three LMM portfolio companies and one Middle Market portfolio company, as EBITDA is

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
not a meaningful valuation metric for MSC Income’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
_____________________________
(a)As of December 31, 2023, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2023, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2023. The weighted-average annual effective yield on MSC Income’s debt portfolio as of December 31, 2023, including debt investments on non-accrual status, was 12.6% for its Private Loan portfolio, 13.0% for its LMM portfolio and 9.9% for its Middle Market portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on its investment because it does not reflect MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan and Middle Market portfolios and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including one Private Loan portfolio company, as EBITDA is not a meaningful valuation metric for MSC Income’s investment in this portfolio company, and those portfolio companies whose primary purpose is to own real estate.
For the years ended December 31, 2024 and 2023, MSC Income achieved a total return on investments of 12.4% and 13.6%, respectively. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. MSC Income’s total return on investments is not reflective of what an investor in shares of MSC Income’s common stock will realize on its investment because it does not reflect MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
As of December 31, 2024, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $24.1 million in fair value and $17.9 million in cost basis, which comprised 2.0% and 1.6% of MSC Income’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2023, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $24.6 million in fair value and $21.5 million in cost basis, which comprised 2.3% and 2.1% of MSC Income’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
Private Loan, LMM and Middle Market portfolio investments, as of December 31, 2024 and 2023 (this information excludes Other Portfolio investments, which are discussed above).

Cost:	December 31, 2024	December 31, 2023
First lien debt	85.2%	86.5%
Equity	14.5	13.3
Equity warrants	0.3	0.2
Other	—	—
	100.0%	100.0%

Fair Value:	December 31, 2024	December 31, 2023
First lien debt	77.6%	78.4%
Equity	22.0	21.5
Equity warrants	0.4	0.1
Other	—	—
	100.0%	100.0%
The following tables summarize the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of December 31, 2024 and 2023 (this information excludes Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	December 31, 2024	December 31, 2023
Northeast	22.4%	21.9%
Midwest	21.5	17.6
West	18.7	17.0
Southwest	18.2	23.8
Southeast	17.0	17.8
Canada	1.2	0.8
Other Non-United States	1.0	1.1
	100.0%	100.0%

Fair Value:	December 31, 2024	December 31, 2023
Midwest	22.7%	18.3%
Northeast	22.6	21.6
Southwest	20.4	26.8
West	18.4	16.4
Southeast	13.8	15.0
Canada	1.1	0.8
Other Non-United States	1.0	1.1
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
MSC Income’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value as of December 31, 2024 and 2023 (this information excludes Other Portfolio investments).

Cost:	December 31, 2024	December 31, 2023
Machinery	7.8%	6.0%
Commercial Services & Supplies	7.6	8.5
Internet Software & Services	7.2	8.8
Professional Services	6.1	5.7
Diversified Consumer Services	5.2	5.4
Electrical Equipment	4.6	2.2
IT Services	4.6	5.2
Containers & Packaging	4.5	4.3
Distributors	4.3	4.4
Health Care Providers & Services	4.2	6.5
Leisure Equipment & Products	3.5	3.7
Computers & Peripherals	3.0	2.9
Communications Equipment	2.9	2.7
Hotels, Restaurants & Leisure	2.8	2.1
Textiles, Apparel & Luxury Goods	2.8	3.1
Diversified Financial Services	2.3	2.1
Building Products	2.2	2.1
Construction & Engineering	2.1	2.5
Specialty Retail	2.0	2.7
Aerospace & Defense	1.7	2.6
Auto Components	1.7	0.8
Household Products	1.7	2.0
Energy Equipment & Services	1.6	0.5
Food & Staples Retailing	1.6	1.5
Internet & Catalog Retail	1.6	1.6
Software	1.6	1.4
Marine	1.5	—
Trading Companies & Distributors	1.3	—
Media	1.2	2.5
Health Care Equipment & Supplies	1.1	1.3
Other (1)	3.7	4.9
	100.0%	100.0%
_____________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)

Fair Value:	December 31, 2024	December 31, 2023
Machinery	9.1%	7.4%
Commercial Services & Supplies	6.6	7.3
Internet Software & Services	6.3	7.3
Professional Services	6.1	5.5
Diversified Consumer Services	6.0	6.5
Computers & Peripherals	5.1	4.6
Containers & Packaging	4.8	4.6
Electrical Equipment	4.7	2.3
IT Services	4.5	5.0
Distributors	4.3	4.6
Health Care Providers & Services	3.8	6.0
Construction & Engineering	3.0	3.1
Leisure Equipment & Products	2.9	3.3
Textiles, Apparel & Luxury Goods	2.6	2.9
Building Products	2.3	1.9
Diversified Financial Services	2.3	2.0
Specialty Retail	2.2	2.7
Software	2.1	1.7
Hotels, Restaurants & Leisure	2.0	1.6
Household Products	1.8	1.9
Aerospace & Defense	1.7	2.5
Auto Components	1.7	0.8
Media	1.5	2.6
Air Freight & Logistics	1.4	1.6
Communications Equipment	1.4	1.1
Internet & Catalog Retail	1.4	1.5
Marine	1.4	—
Energy Equipment & Services	1.3	0.3
Food & Staples Retailing	1.3	1.2
Trading Companies & Distributors	1.3	—
Construction Materials	—	2.2
Other (1)	3.1	4.0
	100.0%	100.0%
_____________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
As of December 31, 2024 and 2023, MSC Income had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, MSC Income must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that MSC Income must utilize to determine if any of MSC Income’s Control Investments (as defined in Note A — Organization and Basis of Presentation, including those unconsolidated portfolio companies defined as Control Investments in which MSC Income

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
does not own greater than 50% of the voting securities nor have rights to maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing MSC Income’s investment in the Control Investment by the value of MSC Income’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of MSC Income’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require MSC Income to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which MSC Income owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.
As of December 31, 2024, 2023 and 2022, MSC Income had no single investment that qualified as a significant subsidiary under either the investment or income tests.
NOTE D — DEBT
Summary of MSC Income’s debt as of December 31, 2024 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(dollars in thousands)
SPV Facility	$266,688	$—	$266,688	$266,688
Corporate Facility	149,000	—	149,000	149,000
Series A Notes	150,000	(547)	149,453	141,892
Total Debt	$565,688	$(547)	$565,141	$557,580
_____________________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the Series A Notes are reflected as a contra-liability to the Series A Notes on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt is shown as if MSC Income had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of MSC Income’s debt in Note B.9. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
Summary of MSC Income’s debt as of December 31, 2023 is as follows:

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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(2)Estimated fair value for outstanding debt is shown as if MSC Income had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of MSC Income’s debt in Note B.9. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
Summarized interest expense for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
SPV Facility	$23,082	$22,184	$13,856
Corporate Facility	9,595	7,916	4,400
Series A Notes	6,358	6,358	6,167
Total Interest Expense	$39,035	$36,458	$24,423
_____________________________
A summary of MSC Income’s average amount of total borrowings outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments are as follows:

	Year Ended December 31,
	2024	2023	2022
	(dollars in millions)
Weighted-average borrowings outstanding	$518.8	$486.2	$495.3
Weighted-average effective interest rate	7.5%	7.5%	4.9%
SPV Facility
MSC Income, through MSIF Funding, LLC (“MSIF Funding”), a wholly-owned Structured Subsidiary that primarily holds debt investments, is party to a senior secured revolving credit facility dated February 3, 2021 (as amended, the “SPV Facility”) with JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator, JPM and other financial institutions as lenders and MSIF as portfolio manager. In August 2023, the SPV facility was amended to extend the revolving period expiration date from February 3, 2024 to February 3, 2027 and the maturity date from February 3, 2025 to February 3, 2028. Additionally, total commitments were reduced from $325.0 million to $300.0 million. Advances under the SPV Facility bear interest at a per annum rate equal to the three month SOFR in effect, plus the applicable margin of 3.00%. MSIF Funding also pays a commitment fee of 0.75% per annum on the average daily unused amount of the financing commitments until February 2, 2027. As of December 31, 2024, the SPV Facility included total commitments of $300.0 million and an accordion feature, with the right to request an increase of total commitments and borrowing availability up to $450.0 million. The SPV Facility is secured by a collateral loan on the assets of MSIF Funding. In connection with the SPV Facility, MSIF Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowing ability is limited to leverage and borrowing base restrictions imposed by the SPV Facility and the 1940 Act.
As of December 31, 2024, the interest rate for borrowings on the SPV Facility was 7.58%. The average interest rate for borrowings under the SPV Facility was 8.14% and 8.09% per annum for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, MSIF Funding was in compliance with all financial covenants of the SPV Facility.
Corporate Facility
MSC Income is a party to a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “Corporate Facility” and, together with the SPV Facility, the “Credit Facilities”) with EverBank, as administrative agent, and with EverBank and other financial institutions as lenders. On November 8, 2024, the Company entered into an amendment to the Corporate Facility to, among other things: (i) extend the revolving period from September 2025 to

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
November 2028, (ii) extend the final maturity date from March 2026 to May 2029 and (iii) reduce the interest rate, subject to MSC Income’s election, to (a) SOFR plus 2.05% or (b) the base rate plus 1.05%. As of December 31, 2024, the Corporate Facility included (i) total commitments of $165.0 million, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $200.0 million of total commitments and (iii) a revolving period and maturity date of November 8, 2028 and May 8, 2029, respectively, with two one-year extension options subject to lender approval. Subsequent to December 31, 2024, the Corporate Facility was amended to increase the total commitments from $165.0 million to $245.0 million (see Note K — Subsequent Events).
Borrowings under the Corporate Facility bear interest, subject to MSC Income’s election, on a per annum basis at a rate equal to (i) SOFR plus 2.05% or (ii) the base rate plus 1.05%. The base rate is defined as the higher of (a) the Prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) SOFR plus 1.0%. Additionally, MSC Income pays an annual unused commitment fee of 0.25% per annum on the unused lender commitments if more than 50% or more of the lender commitments are being used and an annual unused commitment fee of 0.375% per annum on the unused lender commitments if less than 50% of the lender commitments are being used. Borrowings under the Corporate Facility are secured by a first lien on all of the assets of MSIF and its subsidiaries, excluding the assets of Structured Subsidiaries or immaterial subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of MSIF (other than Structured Subsidiaries or immaterial subsidiaries). In connection with the Corporate Facility, MSIF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowing ability is limited to leverage and borrowing base restrictions imposed by the Corporate Facility and the 1940 Act.
As of December 31, 2024, the interest rate for borrowings on the Corporate Facility was 6.60%. The average interest rate for borrowings under the Corporate Facility was 7.60% and 7.54% per annum for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, MSC Income was in compliance with all financial covenants of the Corporate Facility.
Series A Notes
Pursuant to a Master Note Purchase Agreement dated October 21, 2021 (the “Note Purchase Agreement”), MSC Income issued $77.5 million of 4.04% Series A Senior Notes due 2026 (the “Series A Notes”) upon entering into the Note Purchase Agreement and an additional $72.5 million on January 21, 2022. The Series A Notes bear a fixed interest rate of 4.04% per year and will mature on October 30, 2026, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms.
Interest on the Series A Notes is due semiannually on April 30 and October 30 of each year. The Series A Notes may be redeemed in whole or in part at any time or from time to time at MSC Income’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, MSC Income is obligated to offer to prepay the Series A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. In the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series A Notes will bear interest at a fixed rate of 5.04% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event ends. The Series A Notes are general unsecured obligations of MSIF that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by MSIF.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of MSIF or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of December 31, 2024, MSC Income was in compliance with all financial covenants of the Note Purchase Agreement.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
A summary of our significant contractual payment obligations for the repayment of outstanding borrowings as of December 31, 2024 is as follows.

	2025	2026	2027	2028	2029	Thereafter	Total
	(dollars in thousands)
SPV Facility(1)	$—	$—	$—	$266,688	$—	$—	$266,688
Series A Notes	—	150,000	—	—	—	—	150,000
Corporate Facility(2)	—	—	—	—	149,000	—	149,000
Total	$—	$150,000	$—	$266,688	$149,000	$—	$565,688
_____________________________
(1)As of December 31, 2024, $33.3 million remained available to borrow under the SPV Facility.
(2)As of December 31, 2024, $16.0 million remained available to borrow under the Corporate Facility.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
NOTE E — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of MSC Income for the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015:

	Year Ended December 31,
Per Share Data:	2024	2023	2022	2021	2020
NAV as of the beginning of the period	$15.54	$15.22	$15.36	$14.56	$15.54
Net investment income (1)(6)	1.43	1.44	1.32	1.34	1.18
Net realized gain (loss) (1)(2)	0.39	(0.85)	(0.10)	(0.07)	(1.32)
Net unrealized appreciation (depreciation) (1)(2)	(0.38)	1.16	(0.04)	0.62	(0.08)
Income tax provision (1)(2)(6)	(0.03)	(0.10)	(0.04)	(0.05)	(0.03)
Net increase (decrease) in net assets resulting from operations (1)	1.41	1.65	1.14	1.84	(0.25)
Dividends paid from net investment income	(1.10)	(1.40)	(1.29)	(1.05)	(0.70)
Distributions paid from capital gains	(0.35)	—	—	—	—
Distributions paid or accrued (3)	(1.45)	(1.40)	(1.29)	(1.05)	(0.70)
Accretive effect of stock repurchases (repurchasing shares below NAV) (4)	0.01	0.06	—	—	—
Other (5)(6)	0.02	0.01	0.01	0.01	(0.03)
NAV as of the end of the period	$15.53	$15.54	$15.22	$15.36	$14.56
Shares outstanding as of the end of the period	40,240,358	40,054,433	40,053,000	39,913,303	39,804,152

	Year Ended December 31,
Per Share Data:	2019	2018	2017	2016	2015
NAV as of the beginning of the period	$15.92	$16.29	$16.29	$15.76	$16.80
Net investment income (1)(6)	1.42	1.48	1.46	1.40	1.50
Net realized loss (1)(2)	(0.47)	(0.46)	(0.06)	(0.58)	(0.22)
Net unrealized appreciation (depreciation) (1)(2)	0.08	—	(0.04)	1.12	(1.56)
Income tax provision (1)(2)(6)	(0.02)	—	—	—	—
Net increase (decrease) in net assets resulting from operations (1)	1.01	1.02	1.36	1.94	(0.28)
Dividends paid from net investment income	(1.35)	(1.40)	(1.40)	(1.40)	(1.40)
Distributions paid from capital gains	(0.05)	—	—	—	—
Distributions paid or accrued (3)	(1.40)	(1.40)	(1.40)	(1.40)	(1.40)
Accretive effect of stock repurchases (repurchasing shares below NAV) (4)	—	—	—	—	—
Other (5)(6)	0.01	0.01	0.04	(0.01)	0.64
NAV as of the end of the period	$15.54	$15.92	$16.29	$16.29	$15.76
Shares outstanding as of the end of the period	39,231,689	39,292,412	39,755,866	36,691,486	31,191,022
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
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

	Year Ended December 31,
	2024	2023	2022	2021	2020
	(dollars in thousands)
NAV as of the end of the period	$624,903	$622,307	$609,665	$613,170	$579,624
Average NAV	$621,478	$613,525	$611,214	$593,440	$557,382
Average outstanding debt	$524,380	$487,271	$494,957	$321,973	$386,084

Ratios to average NAV:
Ratio of total expenses, including income tax expense, to average NAV(1)(2)(4)	12.65%	12.63%	8.60%	6.51%	7.38%
Ratio of operating expenses to average NAV(2)(4)	12.47%	12.02%	8.33%	6.20%	7.16%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(4)	6.19%	6.07%	4.33%	3.76%	4.07%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(4)	4.18%	4.02%	3.98%	3.66%	4.07%
Ratio of net investment income to average NAV(4)	9.22%	9.40%	8.65%	8.99%	8.40%
Portfolio turnover ratio	22.69%	21.82%	18.92%	35.39%	8.93%
Total return based on change in NAV(3)(4)	9.77%	10.86%	7.43%	12.71%	(1.80)%

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
NAV as of the end of the period	$609,305	$625,366	$647,789	$597,833	$491,652
Average NAV	$622,708	$642,625	$629,775	$535,175	$400,045
Average outstanding debt	$474,000	$482,200	$427,200	$396,000	$304,973

Ratios to average NAV:
Ratio of total expenses, including income tax expense, to average NAV(1)(2)(4)	9.11%	9.11%	7.88%	7.56%	8.27%
Ratio of operating expenses to average NAV(2)(4)	9.11%	8.95%	7.78%	7.50%	8.24%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(4)	4.86%	5.09%	4.87%	4.69%	5.45%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(4)	4.22%	4.57%	4.61%	4.68%	4.91%
Ratio of net investment income to average NAV(4)	8.84%	9.16%	9.01%	8.91%	9.01%
Portfolio turnover ratio	33.30%	45.06%	50.66%	39.01%	24.23%
Total return based on change in NAV(3)(4)	6.41%	6.26%	8.59%	12.31%	2.14%
_____________________________
(1)Total expenses are the sum of operating expenses and net income tax provision or benefit. Net income tax provision or benefit includes the accrual of net deferred tax provision or benefit relating to the net unrealized appreciation or depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. MSC Income is required to include net

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
deferred tax provision or benefit in calculating its total expenses even though these net deferred taxes are not currently payable or receivable.
(2)Unless otherwise noted, operating expenses include interest, management fees, incentive fees and general and administrative expenses.
(3)Total return is calculated based on the change in NAV per share and stockholder distributions declared per share during the reporting period, divided by the NAV per share at the beginning of the period. The total return does not reflect the sales load from the sale of MSC Income’s common stock.
(4)Net of expense waivers of $9.5 million, $8.3 million, $4.5 million, $4.3 million, $3.6 million, $3.1 million, $6.0 million, $4.6 million, $4.0 million and $4.6 million in 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015, respectively. Excluding these expense waivers, the expense and income ratios are as follows:

	Year Ended December 31,
	2024	2023	2022	2021	2020
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	14.21%	13.98%	9.33%	7.24%	8.11%
Ratio of operating expenses to average NAV(2)	14.03%	13.37%	9.06%	6.92%	7.89%
Ratio of operating expenses, excluding interest expense, to average NAV(2)	7.73%	7.43%	5.07%	4.49%	4.80%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)	5.72%	5.38%	4.72%	4.39%	4.80%
Ratio of net investment income to average NAV	7.73%	8.05%	7.90%	8.26%	7.67%

	Year Ended December 31,
	2019	2018	2017	2016	2015
Ratio of total expenses, including income tax expense, to average NAV(1)(2)	9.84%	9.13%	7.89%	7.57%	8.29%
Ratio of operating expenses to average NAV(2)	9.84%	8.97%	7.79%	7.51%	8.26%
Ratio of operating expenses, excluding interest expense, to average NAV(2)	5.58%	5.10%	4.88%	4.69%	5.46%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)	4.95%	4.58%	4.61%	4.69%	4.93%
Ratio of net investment income to average NAV	8.11%	8.25%	8.28%	8.48%	7.98%
_____________________________
See footnotes (1) and (2) immediately prior to this table.
NOTE F — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
MSC Income currently pays regular quarterly dividends to its stockholders and expects in the future to periodically pay supplemental quarterly dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis. MSC Income paid or accrued dividends to its common stockholders of $58.2 million, or $1.450 per share, during the year ended December 31, 2024, compared to $56.1 million, or $1.40 per share, during the year ended December 31, 2023. For tax purposes, the 2024 dividends, which included the effects of dividends on an accrual basis, totaled $58.2 million, or $1.450 per share, and were comprised of (i) ordinary income totaling $0.945 per share, (ii) long-term capital gain totaling $0.351 per share and (iii) qualified dividend income totaling $0.154 per share. As of December 31, 2024, MSC Income estimates that it has generated undistributed taxable income of $20.3 million, or $0.51 per share, that will be carried forward toward distributions to be paid in 2025.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
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
The determination of the tax attributes for MSC Income’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on an interim basis may not be representative of the actual tax attributes of distributions for a full year. Ordinary dividend distributions from a RIC do not qualify for the 20% maximum tax rate (plus a 3.8% Medicare surtax, if applicable) on dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and qualified dividends, but may also include either one or both of capital gains and return of capital.
The tax character of distributions paid for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Ordinary income	$37,924	$47,756	$61,854
Qualified dividends	6,173	8,301	1,727
Distributions of long-term capital gains	14,114	—	—
Distributions on tax basis	$58,211	$56,057	$63,581
As of December 31, 2024, 2023 and 2022, the components of distributable earnings on a tax basis, or “Undistributed ordinary income,” differ from the amount of “Total overdistributed earnings” reflected in the Consolidated Balance Sheets by temporary book or tax differences as shown in the table below.

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Undistributed ordinary income (1)	$20,348	$14,745	$20,674
Unrealized appreciation (depreciation), net of tax	25,223	42,341	(482)
Cumulative book/ tax differences on realized gain/ loss, including capital loss carryforward	(38,572)	(43,438)	(20,346)
Accumulated net impact of Taxable Subsidiaries (2)	(67,544)	(75,468)	(71,474)
Other temporary differences (3)	(4,172)	(2,089)	(2,952)
Components of Total overdistributed earnings	$(64,717)	$(63,909)	$(74,580)
_____________________________
(1)Undistributed ordinary income is comprised of the following:

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Taxable income earned prior to period end and carried forward for distribution next period	$34,835	$28,764	$33,491
Dividend payable as of period end and paid in the following period	(14,487)	(14,019)	(12,817)
Undistributed ordinary income	$20,348	$14,745	$20,674

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(2)Accumulated net impact of earnings, intercompany dividends and book/tax differences of the Taxable Subsidiaries

(3)Book income and tax income differences, including dividends, debt origination, structuring fees and changes in estimates
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(estimated, dollars in thousands)
Net increase in net assets resulting from operations	$56,553	$66,209	$45,588
Net unrealized (appreciation) depreciation	15,439	(46,319)	1,702
Income tax provision	1,106	3,769	1,643
Pre-tax book (income) loss not consolidated for tax purposes	(9,622)	4,241	(9,748)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	339	22,228	9,820
Estimated taxable income (1)	63,815	50,128	49,005
Taxable income earned in prior year and carried forward for distribution in current year	14,745	20,674	23,276
Taxable income earned prior to period end and carried forward for distribution next period	(34,835)	(28,764)	(33,491)
Dividend payable as of period end and paid in the following period	14,487	14,019	12,817
Total distributions accrued or paid to common stockholders	$58,212	$56,057	$51,607
_____________________________
(1)MSIF’s taxable income for each period is an estimate and will not be finally determined until MSIF files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate.
The Taxable Subsidiaries primarily hold certain equity investments for MSC Income. The Taxable Subsidiaries permit MSC Income to hold equity investments in portfolio companies which are “pass-through” entities for tax purposes and to continue to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are consolidated with MSIF for U.S. GAAP financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in MSC Income’s consolidated financial statements as portfolio investments and recorded at fair value. The Taxable Subsidiaries are not consolidated with MSIF for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities, as a result of their ownership of certain portfolio investments. The taxable income, or loss, of the Taxable Subsidiaries may differ from their book income, or loss, due to temporary book and tax timing differences and permanent differences. The Taxable Subsidiaries are each taxed at corporate income tax rates based on their taxable income. The income tax expense, or benefit, if any, and the related tax assets and liabilities, of the Taxable Subsidiaries are reflected in MSC Income’s consolidated financial statements.
The income tax provision for MSC Income is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on MSC Income’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income’s Consolidated Statements of Operations. MSC Income’s provision for income taxes was comprised of the following for the years ended December 31, 2024, 2023 and 2022:

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Current tax expense:
Federal	$3,543	$13	$33
State	595	340	495
Excise	851	519	753
Total current tax expense	4,989	872	1,281
Deferred tax expense (benefit):
Federal	(3,068)	3,450	351
State	(815)	(553)	11
Total deferred tax expense (benefit)	(3,883)	2,897	362

Total income tax provision	$1,106	$3,769	$1,643
MSIF operates in a manner to maintain its RIC status and to eliminate corporate-level U.S. federal income tax (other than the 4% excise tax) by distributing sufficient investment company taxable income and long-term capital gains. As a result, MSIF will have an effective tax rate equal to 0% before the excise tax and income taxes incurred by the Taxable Subsidiaries. As such, a reconciliation of the differences between MSC Income’s reported income tax expense and its tax expense at the federal statutory rate of 21% is not meaningful.
As of December 31, 2024, the cost of investments for U.S. federal income tax purposes was $1,185.0 million, with such investments having an estimated net unrealized appreciation of $55.3 million, composed of gross unrealized appreciation of $182.9 million and gross unrealized depreciation of $127.6 million. As of December 31, 2023, the cost basis of investments for tax purposes was $1,035.0 million, with such investments having an estimated net unrealized appreciation of $57.9 million, composed of gross unrealized appreciation of $154.3 million and gross unrealized depreciation of $96.4 million.
The following table sets forth the significant components of net deferred tax assets and liabilities as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$32	$671
Interest expense carryforwards	4,514	3,258
General business and foreign tax credit carryforwards	9	329
Capital loss carryforwards	5,499	6,041
Total deferred tax assets	10,054	10,299
Deferred tax liabilities:
Net basis differences in portfolio investments	4,324	(1,484)
Net unrealized appreciation of portfolio investments	(13,753)	(12,074)
Total deferred tax liabilities	(9,429)	(13,558)
Total deferred tax assets (liabilities), net	$625	$(3,259)

The net deferred tax asset as of December 31, 2024 was $0.6 million and the net deferred tax liability as of December 31, 2023 was $3.3 million, with the change primarily related to changes in net unrealized appreciation or

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, MSC Income did not record a valuation allowance related to its deferred tax assets as of December 31, 2024 and 2023.
As of December 31, 2024, for U.S. federal income tax purposes, the Taxable Subsidiaries did not have any net operating loss carryforwards. The Taxable Subsidiaries have net capital loss carryforwards from prior years which, if unused, will expire in various taxable years 2025 through 2029. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
NOTE G — SHARE REPURCHASES
Prior to the MSC Income Listing, MSC Income maintained a quarterly share repurchase program. Under the terms of the quarterly share repurchase program, MSC Income made quarterly offers to purchase shares at the NAV per share on the repurchase date. The amount of shares of MSC Income’s common stock to be repurchased during any calendar quarter could be equal to the lesser of (i) the number of shares of common stock MSC Income could repurchase with a portion of the proceeds it received from the issuance of common stock under MSC Income’s dividend reinvestment plan as then in effect or (ii) 2.5% of the weighted-average number of shares of common stock outstanding in the prior four calendar quarters. Repurchase offers were limited to the number of shares of common stock that MSC Income could repurchase with 90% of the cash retained as a result of issuances of common stock under its then effective dividend reinvestment plan. At the discretion of the Board of Directors, MSC Income could also use cash on hand, cash available from borrowings and cash from the sale of investments as of the end of the applicable period to repurchase shares. MSC Income’s Board of Directors could amend, suspend or terminate the share repurchase program upon 30 days’ notice. On November 13, 2024, the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser, unanimously approved suspending the quarterly share repurchase program in anticipation of the MSC Income Listing, and the quarterly share repurchase program ultimately terminated upon the MSC Income Listing.
In connection with the MSC Income Listing, the Company entered into a new open-market share repurchase plan. See Note K — Subsequent Events for additional details.
In addition to its quarterly share repurchase program, beginning in the second quarter of 2023, MSC Income began periodically offering to complete modified Dutch auction tender offers (“Dutch Auction Tenders”), pursuant to which MSC Income offered to purchase up to a specified amount of shares of its common stock at the lowest clearing purchase price elected by participating stockholders within a specified range that allowed MSC Income to purchase the maximum amount offered. In such Dutch Auction Tenders all shares purchased are purchased at the clearing purchase price. SEC rules permit MSC Income to increase the number of shares accepted for purchase in any Dutch Auction Tender by up to 2% of MSC Income’s outstanding shares without amending the offer.
On February 5, 2024, MSC Income commenced a modified “Dutch Auction” tender offer (the “February 2024 Dutch Auction Tender Offer”) pursuant to the Offer to Purchase, dated February 5, 2024, which expired on March 4, 2024. Pursuant to the February 2024 Dutch Auction Tender Offer, MSC Income repurchased 178,572 shares on March 8, 2024 at a price of $14.00 per share for an aggregate cost of $2.5 million, excluding fees and expenses related to the February 2024 Dutch Auction Tender Offer.
On May 17, 2024, MSC Income commenced a modified “Dutch Auction” tender offer (the “May 2024 Dutch Auction Tender Offer”) pursuant to the Offer to Purchase, dated May 17, 2024, which expired on June 20, 2024. Pursuant to the May 2024 Dutch Auction Tender Offer, MSC Income repurchased 166,667 shares on June 25, 2024 at a price of $12.00 per share for an aggregate cost of $2.0 million, excluding fees and expenses related to the May 2024 Dutch Auction Tender Offer.
On August 13, 2024, the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser, unanimously approved suspending the Dutch Auction Tenders in anticipation of the MSC Income Listing.
For the years ended December 31, 2024 and 2023, MSC Income funded $16.2 million and $16.6 million, respectively, for shares of its common stock tendered for repurchase under the quarterly share repurchase program. For the

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
years ended December 31, 2024 and 2023, MSC Income funded $4.5 million and $7.8 million, respectively, for shares of its common stock tendered for repurchase through its Dutch auction tender offers.
Since the reinstatement of its quarterly share repurchase program in March 2021, after briefly suspending it during the COVID-19 pandemic, through the termination of the program on November 13, 2024 as discussed above, MSC Income funded the repurchase of $58.9 million in shares of common stock under the share repurchase program. MSC Income also purchased $12.3 million in shares of common stock through its various Dutch auction tender offers completed from June 2023 through August 13, 2024.
Repurchases of MSC Income’s common stock pursuant to its quarterly share repurchase program and modified Dutch auction tender offers for the years ended December 31, 2024, 2023 and 2022 are shown in the table below.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 through March 31, 2022	244,516	$15.50	244,516	N/A
April 1 through June 30, 2022	268,032	15.54	268,032	N/A
July 1 through September 30, 2022	263,754	15.28	263,754	N/A
October 1 through December 31, 2022	261,155	15.32	261,155	N/A
January 1 through March 31, 2023	259,744	15.34	259,744	N/A
April 1 through June 30, 2023 (1)	482,784	13.17	482,784	N/A
July 1 through September 30, 2023 (2)	489,290	14.24	489,290	N/A
October 1 through December 31, 2023 (3)	479,464	14.23	479,464	N/A
January 1 through March 31, 2024 (4)	437,658	14.81	437,658	N/A
April 1 through June 30, 2024 (5)	435,190	13.78	435,190	N/A
July 1 through September 30, 2024	257,499	15.66	257,499	N/A
October 1 through December 31, 2024	256,421	15.48	256,421	N/A
Total	4,135,507		4,135,507
_____________________________
(1)Includes 203,452 shares repurchased under the Dutch auction tender offer pursuant to the to the tender offer statement and Offer to Purchase filed with the SEC on May 15, 2023 at a price of $11.00 per share for an aggregate cost of $2.2 million.
(2)Includes 216,460 shares repurchased under the Dutch auction tender offer pursuant to the to the tender offer statement and Offer to Purchase filed with the SEC on June 14, 2023 at a price of $13.00 per share for an aggregate cost of $2.8 million.
(3)Includes 213,922 shares repurchased under the Dutch auction tender offer pursuant to the to the tender offer statement and Offer to Purchase filed with the SEC on November 15, 2023 at a price of $13.00 per share for an aggregate cost of $2.8 million.
(4)Includes 178,572 shares repurchased under the Dutch auction tender offer pursuant to the to the tender offer statement and Offer to Purchase filed with the SEC on February 5, 2024 at a price of $14.00 per share for an aggregate cost of $2.5 million.
(5)Includes 166,667 shares repurchased under the Dutch auction tender offer pursuant to the to the tender offer statement and Offer to Purchase filed with the SEC on May 17, 2024 at a price of $12.00 per share for an aggregate cost $2.0 million.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
NOTE H — DIVIDEND REINVESTMENT PLAN
During the years ended December 31, 2024 and 2023, MSC Income’s dividend reinvestment plan (the “Prior DRIP”) provided for the reinvestment of dividends on behalf of its stockholders. As a result, if MSC Income declared a cash dividend, its stockholders who had “opted in” to the Prior DRIP would have had their cash dividend automatically reinvested into additional shares of MSC Income common stock. The number of shares of common stock to be issued to a stockholder under the Prior DRIP was determined by dividing the total dollar amount of the distribution payable to such stockholder by a price per share of common stock determined by MSC Income’s Board of Directors or a committee thereof, in its sole discretion, that was (i) not less than the NAV per share of common stock determined in good faith by the Board of Directors or a committee thereof, in its sole discretion, within 48 hours prior to the payment of the distribution and (ii) not more than 2.5% greater than the NAV per share as of such date.
Effective as of the date of the Company’s Board of Directors’ first declaration of a dividend or distribution on the Company’s common stock following the MSC Income Listing, the Company has adopted an “opt out” dividend reinvestment plan (the “New DRIP” and, together with the Prior DRIP, the “DRIP”). The New DRIP provides for the reinvestment of dividends on behalf of the Company’s registered stockholders who hold their shares with the Company’s transfer agent and registrar, or certain brokerage firms that have elected to participate in the New DRIP, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, its registered stockholders (or stockholders holding shares through participating brokerage firms) who have not properly “opted out” of the New DRIP will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. For the avoidance of doubt, stockholders of the Company who did not elect to “opt in” to the New DRIP in effect prior to the effective date of the “opt out” New DRIP will be deemed to have made an election to “opt out” of our New DRIP as of the effective date of the “opt out” New DRIP and to continue to receive cash in connection with any cash dividend declared by the Company. The share requirements of the New DRIP may be satisfied through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of the Company’s common stock reported on the NYSE on the trading day immediately preceding the dividend payment date for each dividend. Shares purchased in the open market to satisfy the New DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. Our DRIP is administered by our transfer agent.
Summarized DRIP information for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
DRIP participation	$17,983	$18,417	$17,750
Shares issued for DRIP	1,132,714	1,172,623	1,129,806
NOTE I — COMMITMENTS AND CONTINGENCIES
As of December 31, 2024, MSC Income had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

HPEP 3, L.P.	1,308
Brightwood Capital Fund III, LP	22

Total Equity Commitments (1)	$1,330

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Computer Data Source, LLC	$6,250
GradeEight Corp. (Winzer)	4,706

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)

CQ Fluency, LLC	4,500
Mako Steel, LP	4,057
Insight Borrower Corporation (Industrial Physics)	3,888
ZRG Partners, LLC	3,632
HEADLANDS OP-CO LLC	3,600
Mills Fleet Farm Group, LLC	2,140
JDC Power Services, LLC	2,105
BP Loenbro Holdings Inc.	2,055
Bluestem Brands, Inc.	1,985
Ansira Partners II, LLC	1,951
SI East, LLC (Stavig)	1,750
American Health Staffing Group, Inc.	1,667
IG Parent Corporation (Infogain)	1,667
Creative Foam Corporation	1,562
Burning Glass Intermediate Holding Company, Inc.	1,549
ArborWorks, LLC	1,428
Winter Services LLC	1,417
Titan Meter Midco Corp.	1,384
Power System Solutions	1,330
Hornblower Sub, LLC	1,218
Bettercloud, Inc.	1,216
Jackmont Hospitality, Inc.	1,212
TEC Services, LLC	1,167
NexRev LLC	1,000
SPAU Holdings, LLC	1,000
Sales Performance International, LLC	889
VVS Holdco LLC	800
Cody Pools, Inc.	786
NinjaTrader, LLC	750
Mini Melts of America, LLC	750
Gamber-Johnson Holdings, LLC	738
Imaging Business Machines, L.L.C.	692
Centre Technologies Holdings, LLC	600
IG Investor, LLC (Ira Green)	600
South Coast Terminals Holdings, LLC	589
Bond Brand Loyalty ULC	540
Obra Capital, Inc.	521
Coregistics Buyer LLC (Belvika)	513
AVEX Aviation Holdings, LLC	512
Wall Street Prep, Inc.	500
Island Pump and Tank, LLC	456
RA Outdoors (Aspira) LLC	449
Microbe Formulas, LLC	434
Colonial Electric Company LLC	400
Pinnacle TopCo, LLC	400
CenterPeak Holdings, LLC (Johnson Downie)	400

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)

The Affiliati Network, LLC	400
Trantech Radiator Topco, LLC	400
Chamberlin Holding LLC	400
Escalent, Inc.	349
Clad-Rex Steel, LLC	300
Roof Opco (Apple Roof), LLC	292
Garyline, LLC	210
MetalForming AcquireCo, LLC	205
Career Team Holdings, LLC	200
Mystic Logistics Holdings, LLC	200
ASK (Analytical Systems Keco Holdings, LLC)	200
Orttech Holdings, LLC	200
ATS Operating, LLC	200
Batjer TopCo, LLC	180
PTL US Bidco, Inc	177
Elgin AcquireCo, LLC	123
Channel Partners Intermediateco, LLC	105
GRT Rubber Technologies LLC	100
Gulf Publishing Holdings, LLC	100
AAC Holdings, Inc.	43
Inspire Aesthetics Management, LLC	43
Invincible Boat Company, LLC.	42

Total Loan Commitments	$78,224

Total Commitments	$79,554
_____________________________
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
MSC Income will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of December 31, 2024.
MSC Income may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to impose liability on MSC Income in connection with the activities of its portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, MSC Income does not expect any current matters will materially affect its financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on MSC Income’s financial condition or results of operations in any future reporting period.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
NOTE J — RELATED PARTY TRANSACTIONS
1.Advisory Agreements and Conditional Expense Reimbursement Waivers
On October 30, 2020, MSC Income entered into the Prior Investment Advisory Agreement with the Adviser. On January 29, 2025, in connection with the MSC Income Listing, MSC Income entered into the Advisory Agreement with the Adviser. The Advisory Agreement was approved by the affirmative vote of the holders of a majority of MSC Income’s outstanding voting securities, as defined in the 1940 Act, at the 2025 Special Meeting, to become effective upon the MSC Income Listing. The Advisory Agreement is effective for an initial two-year term commencing upon the date of the MSC Income Listing on January 29, 2025. As such, only the Prior Investment Advisory Agreement discussed below was applicable for the periods presented in these financial statements (see Note K — Subsequent Events for additional details).
Prior Investment Advisory Agreement
Pursuant to the Prior Investment Advisory Agreement, MSC Income pays the Adviser a base management fee and incentive fees as compensation for the services described above. The base management fee is calculated at an annual rate of 1.75% of MSC Income’s average gross assets. The term “gross assets” means total assets of MSC Income as disclosed on MSC Income’s Consolidated Balance Sheets. “Average gross assets” are calculated based on MSC Income’s gross assets at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee is expensed as incurred.
The incentive fee under the Prior Investment Advisory Agreement consists of two parts. The first part, referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding quarter. The subordinated incentive fee on income is equal to 20.0% of MSC Income’s Pre-Incentive Fee Net Investment Income for the immediately preceding quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, exceeding 1.875% (or 7.5% annualized), subject to a “catch up” feature (as described below).
For this purpose, Pre-Incentive Fee Net Investment Income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that MSC Income receives from portfolio companies) accrued during the calendar quarter, minus MSC Income’s operating expenses for the quarter (including the management fee, expenses payable under any proposed administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding taxes and the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments and PIK interest and zero coupon securities), accrued income that MSC Income has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from sales of MSC Income’s common stock (including proceeds from MSC Income’s DRIP) reduced for non-liquidating distributions, other than distributions of profits, paid to MSC Income’s stockholders and amounts paid for share repurchases pursuant to MSC Income’s share repurchase program. The subordinated incentive fee on income is expensed in the quarter in which it is incurred.
The calculation of the subordinated incentive fee on income for each quarter is as follows:
•No subordinated incentive fee on income shall be payable to the Adviser in any calendar quarter in which MSC Income’s Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.875% (or 7.5% annualized) on adjusted capital;
•100% of MSC Income’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.34375% in any calendar quarter (9.375% annualized) shall be payable to the Adviser. This portion of the subordinated incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 20.0% on all of MSC Income’s Pre-Incentive Fee Net Investment Income as if the hurdle rate did not apply when the Pre-Incentive Fee Net Investment Income exceeds 2.34375% (9.375% annualized) in any calendar quarter; and
•For any quarter in which MSC Income’s Pre-Incentive Fee Net Investment Income exceeds 2.34375% (9.375% annualized), the subordinated incentive fee on income shall equal 20.0% of the amount of MSC Income’s Pre-Incentive Fee Net Investment Income, as the hurdle rate and catch-up will have been achieved.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
The second part of the incentive fee, referred to as the incentive fee on capital gains, is an incentive fee on realized capital gains earned from the portfolio of MSC Income and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Prior Investment Advisory Agreement). This fee equals 20.0% of MSC Income’s incentive fee capital gains, which equals MSC Income’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. At the end of each reporting period, MSC Income estimates the incentive fee on capital gains and accrues the fee based on a hypothetical liquidation of its portfolio. Therefore, the accrual includes both net realized gains and net unrealized gains (the net unrealized difference between the fair value and the par value of its portfolio), if any. The incentive fee accrued pertaining to the unrealized gain is neither earned nor payable to the Adviser until such time it is realized.
For the years ended December 31, 2024, 2023 and 2022, MSC Income incurred base management fees of $20.9 million, $19.8 million and $19.8 million, respectively. For the years ended December 31, 2024, 2023 and 2022, MSC Income incurred subordinated incentive fees on income of $12.5 million, $12.6 million and $2.1 million, respectively. For the years ended December 31, 2024, 2023 and 2022, MSC Income did not incur any capital gains incentive fees.
Pursuant to the Prior Investment Advisory Agreement, MSC Income is required to pay or reimburse the Adviser for administrative services expenses, which include all costs and expenses related to MSC Income’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third-party service provider or the Adviser or its affiliates (to the extent performed by the Adviser or its affiliates, the “Internal Administrative Services”). Internal Administrative Services include, but are not limited to, the cost of an Adviser’s personnel performing accounting and compliance functions and other administrative services on behalf of MSC Income.
On January 1, 2022, the Adviser assumed responsibility of certain administrative services that were previously provided for MSC Income by a third-party sub-administrator. After December 31, 2021, the Adviser continued to waive reimbursement of all Internal Administrative Services expenses, except for the cost of the services previously provided by the sub-administrator. For the years ended December 31, 2024, 2023 and 2022, MSC Income incurred Internal Administrative Services Expenses of $10.1 million, $8.9 million and $5.1 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Adviser waived the reimbursements of Internal Administrative Services expenses of $9.5 million, $8.3 million and $4.5 million, respectively. Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.
Advisory Agreement (post MSC Income Listing)
Effective on the date of the MSC Income Listing and pursuant to the Advisory Agreement, MSC Income will pay the Adviser a base management fee and incentive fees as compensation for investment management services under the Advisory Agreement. The base management fee is calculated at an annual rate of 1.5% of the Company’s average total assets (including cash and cash equivalents), payable quarterly in arrears, and will be calculated based on the average value of the Company’s total assets (including cash and cash equivalents) at the end of the two most recently completed calendar quarters. The determination of total assets will reflect changes in the fair value of portfolio investments reflecting both unrealized appreciation and unrealized depreciation. All or any part of base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Adviser shall determine, unless the Adviser expressly and in writing delivered to the Company permanently waives receipt of such base management fee, in which event the Company shall forever be relieved of the obligation to pay such base management fee for such quarter. The base management fee for any partial quarter will be appropriately pro-rated.
Under the Advisory Agreement, the base management fee will be reduced to an annual rate of (i) 1.25% of the average value of the Company’s total assets (including cash and cash equivalents) commencing with the first full calendar quarter following the date on which the aggregate fair value of the Company’s investments in its LMM portfolio companies falls below 20% of the Company’s total investment portfolio at fair value, and (ii) 1.00% of the average value of the Company’s total assets (including cash and cash equivalents) commencing with the first full calendar quarter following the date on which the aggregate fair value of the Company’s investments in its LMM portfolio companies falls below 7.5% of the Company’s total investment portfolio at fair value.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
The incentive fee under Advisory Agreement consists of two parts: (1) a subordinated incentive fee on income, and (2) an incentive fee on capital gains. The incentive fee under the Advisory Agreement for any partial quarter will be appropriately pro-rated.
The first part of the incentive fee under the Advisory Agreement, referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding quarter. The payment of the subordinated incentive fee on income will be subject to pre-incentive fee net investment income for the previous quarter, expressed as a quarterly rate of return on net assets of the Company at the beginning of the most recently completed calendar quarter, exceeding 1.5% (6.0% annualized), subject to a “catch up” feature (as described below). For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, administrative services expenses, the expenses payable under any other administration or similar agreement and any interest expense and dividends paid on any issued and outstanding preferred stock and any income tax expense on the Company’s net investment income and any excise tax, but excluding any income tax expense or benefit on the Company’s realized capital gains, realized capital losses or unrealized capital appreciation or depreciation and the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation, or any income tax expense or benefit related to such items. The calculation of the subordinated incentive fee on income for each quarter is as follows:
1.No subordinated incentive fee on income will be payable to the Adviser in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 1.5% (or 6.0% annualized);
2. 50% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.307692% in any calendar quarter (9.230769% annualized) will be payable to the Adviser. This portion of the subordinated incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 17.5% on all of the Company’s pre-incentive fee net investment income as if the hurdle rate did not apply when the pre-incentive fee net investment income exceeds 2.307692% (9.230769% annualized) in any calendar quarter; and
3.For any quarter in which the Company’s pre-incentive fee net investment income exceeds 2.307692% (9.230769% annualized), the subordinated incentive fee on income will equal 17.5% of the amount of the Company’s pre-incentive fee net investment income, as the hurdle rate and catch-up will have been achieved.
The second part of the incentive fee under the Advisory Agreement, referred to as the incentive fee on capital gains, is an incentive fee on realized capital gains earned on liquidated investments from the Company’s investment portfolio, net of any income tax expense associated with such realized capital gains, and will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee will equal (a) 17.5% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains (net of any related income tax expense) on a cumulative basis from the date of the MSC Income Listing, calculated as of the end of each calendar year thereafter (or upon termination of the Advisory Agreement), computed net of (1) all realized capital losses on a cumulative basis (net of any related income tax benefit) from the date of the MSC Income Listing, and (2) unrealized capital depreciation (net of any related income tax benefit) on a cumulative basis from the date of the MSC Income Listing, less (b) the aggregate amount of any previously paid capital gain incentive fees from the date of the MSC Income Listing. For purposes of calculating each component of the Company’s incentive fee capital gains under the Advisory Agreement, (1) the cost basis for any investment held by the Company as of the date of the MSC Income Listing will be deemed to be the fair value for such investment as of the most recent quarter end immediately prior to the date of the MSC Income Listing and, with respect to any investment acquired by the Company subsequent to the date of the MSC Income Listing, the cost basis shall equal the cost basis of such investment as reflected in the Company’s financial statements and (2) the income tax expense or benefit associated with all investments will be measured from the most recent quarter end immediately prior to the date of the MSC Income Listing through the date of any such calculation.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
Under the Advisory Agreement, the waivers under the Prior Investment Advisory Agreement of Internal Administrative Services expenses, except for the cost of the services previously provided by the former sub-administrator, were memorialized as a quarterly cap on the Company’s obligation to reimburse the Adviser for “Internal Administrative Expenses.” MSC Income is not required to reimburse the Adviser for Internal Administrative Expenses in an amount that exceeds on a quarterly basis the product obtained by multiplying (x) the value of MSC Income’s total assets at the end of each calendar quarter by (y) the applicable “Annual Basis Point Rate” set forth in the below table:

Total Assets	Annual Basis Point Rate
$0 - $500 million	6.0
Over $500 million - $1.25 billion	5.125
Greater than $1.25 billion	4.5
2.     Offering Costs
In accordance with MSC Income’s previous investment advisory agreement with the previous investment adviser (“HMS Adviser”), MSC Income reimbursed HMS Adviser for any offering costs that were paid on MSC Income’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with the offering of MSC Income’s common stock, including through MSC Income’s DRIP. HMS Adviser was responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the transaction whereby the Adviser became the investment adviser to MSC Income, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for $0.6 million which remained payable to HMS Adviser and would be reimbursed as part of future issuances of common stock by MSC Income. For the years ended December 31, 2023 and 2022, MSC Income reimbursed HMS Adviser $0.1 million and $0.3 million, respectively, in connection with stock issuances. MSC Income’s reimbursement obligation to HMS Adviser for organizational and offering expenses was fully repaid as of June 30, 2023.
3.     Indemnification
The Prior Investment Advisory Agreement and the Advisory Agreement provide that the Adviser, any sub-adviser and their respective officers, directors, managers, partners, shareholders, members (and their shareholders or members, including the owners of their shareholders or members), agents, employees, controlling persons and any other person or entity affiliated with or acting on behalf of the Adviser or any sub-adviser, as applicable (each an “Indemnified Party” and, collectively, the “Indemnified Parties”) will not be liable to us for any action taken or omitted to be taken by the Adviser or any sub-adviser in connection with the performance of any of their duties or obligations as an investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services), and that we will indemnify, defend and protect Indemnified Parties and hold them harmless from and against all losses, damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in connection with the performance of their duties as an investment adviser of the Company, to the extent such losses, damages, liabilities, costs and expenses are not fully reimbursed by insurance, and to the extent that such indemnification would not be inconsistent with the Maryland General Corporation Law, the 1940 Act, the Company’s charter and other applicable law if, among other things, (i) the Indemnified Party has determined, in good faith, that the course of conduct which caused the loss or liability was in the best interests of the Company, (ii) the Indemnified Party was acting on behalf of or performing services for the Company, (iii) such liability or loss was not the result of negligence, willful misfeasance, bad faith, or misconduct by the Indemnified Party and (iv) such indemnification or agreement to hold harmless is recoverable only out of the Company’s net assets and not from stockholders.
4.     Co-Investment
In the ordinary course of business, MSC Income enters into transactions with other parties that may be considered related party transactions. MSC Income has implemented certain policies and procedures, both written and unwritten, to ensure that it does not engage in any prohibited transactions with any persons affiliated with MSC Income. If such affiliations are found to exist, MSC Income seeks the Board of Directors and/or appropriate Board of Directors committee review and approval for such transactions and otherwise comply with, or seek, orders for exemptive relief from the SEC, as appropriate.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
MSC Income has received an exemptive order from the SEC permitting co-investments among MSC Income, Main Street and other advisory clients of the Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. MSC Income has made co-investments, and in the future intends to continue to make co-investments with Main Street and other advisory clients of the Adviser, in accordance with the conditions of the order. The order requires, among other things, that the Adviser and Main Street consider whether each such investment opportunity is appropriate for MSC Income, Main Street and the other advisory clients of the Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the Adviser is wholly-owned by Main Street and is not managing MSC Income’s investment activities as its sole activity, this may provide the Adviser an incentive to allocate opportunities to other participating advisory clients instead of MSC Income. However, both MSC Income and the Adviser have policies and procedures in place to manage this conflict, including approval of investment allocations and oversight of co-investments by the independent members of the Board of Directors. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov. In addition to the co-investment program described above, MSC Income also co-invests in syndicated deals and other transactions where price is the only negotiated point by MSC Income and its affiliates.
5.     Other Related Party Transactions
The following table summarizes MSC Income’s sale of shares of its common stock to Main Street during each of the years ended December 31, 2024, 2023 and 2022.

Trade Date	Shares Sold	Price per Share	Total Cost
May 2, 2022	47,349	$15.84	$750,000
May 1, 2023	127,877	15.64	2,000,000
August 1, 2023	174,271	15.78	2,750,000
November 1, 2023	237,944	15.76	3,750,000
January 31, 2024	157,035	15.92	2,500,000
May 1, 2024	157,629	15.86	2,500,000
August 1, 2024	125,314	15.96	2,000,000
Total Shares Sold to Main Street	1,027,419
_____________________________
Each of these sales were at the same price at which the Company issued new shares in connection with reinvestments of MSC Income’s quarterly dividend pursuant to the Prior DRIP. Each issuance and sale was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and were unanimously approved by the Board of Directors, including each director who is not an “interested person” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.
In September 2023, pursuant to a simultaneous combined Dutch auction tender offer by MSC Income Fund and Main Street (the “August Dutch auction tender offer”), Main Street purchased 57,693 shares of MSC Income common stock from MSC Income stockholders at the clearing price, or $13.00 per share, for an aggregate cost of $0.8 million. The August Dutch auction tender offer, including Main Street’s participation, was unanimously approved by the Board of Directors, including each director who is not an “interested person” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser.

NOTE K — SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
On January 30, 2025, MSC Income closed a follow-on public offering of 5,500,000 shares of its common stock, at the public offering price of $15.53 per share, in connection with which MSC Income’s shares of common stock were listed and began trading on the NYSE under the ticker symbol “MSIF” on January 29, 2025. In addition, on February 3, 2025, MSC Income issued and sold 825,000 additional shares of its common stock, at the public offering price of $15.53 per

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
share, pursuant to the underwriters’ full exercise of their overallotment option. Net of underwriting discounts and commissions and offering expenses, MSC Income received net cash proceeds of approximately $91 million in connection with the follow-on public equity offering
Following the MSC Income Listing, the Company entered into a share repurchase plan to repurchase up to $65.0 million in the aggregate of shares of the Company’s common stock in the open market for a twelve-month period beginning in March 2025, at times when the market price per share of the Company’s common stock is trading below the most recently reported NAV per share of the Company’s common stock by certain pre-determined levels (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). The repurchases of shares of the Company’s common stock pursuant to the share repurchase plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. Main Street also entered into a share purchase plan to purchase up to $20.0 million in the aggregate of shares of the Company’s common stock in the open market with terms and conditions substantially similar to the Company’s share repurchase plan for shares of the Company’s common stock, and daily purchases under the two plans, if any, are expected to be split pro rata (or as close thereto as reasonably possible) between the Company and Main Street based on the respective plan sizes. On January 20, 2025, in connection with Main Street’s potential acquisition in excess of 3% of the Company’s outstanding common stock, as a result of any purchases pursuant to the share purchase plan for shares of the Company’s common stock or otherwise, the Company entered into a Fund of Funds Investment Agreement with Main Street (the “Main Street Fund of Funds Agreement”). The Main Street Fund of Funds Agreement provides for the acquisition of shares of the Company’s common stock by Main Street, and the Company’s sale of such shares to Main Street, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act.
Additionally, in connection with the MSC Income Listing, on January 29, 2025, the Company entered into the Advisory Agreement with the Adviser (see Note J — Related Party Transactions for additional details).
On January 29, 2025, in connection with the MSC Income Listing, the Company amended and restated its Articles of Amendment and Restatement, as amended, by filing new Articles of Amendment and Restatement of the Company (the “New Articles”) with the State Department of Assessments and Taxation of the State of Maryland. The New Articles revised the Company’s charter to, among other things, (i) include a provision that limits the transferability of shares of its common stock outstanding at the time of the MSC Income Listing during the 365-day period following the MSC Income Listing, (ii) reflect an amendment to delete provisions regarding restrictions and requirements applicable to its dividend reinvestment plan, (iii) reflect an amendment to delete provisions prohibiting acquisitions of assets in exchange for shares of its common stock and restricting certain transactions between the Company and the Adviser and its affiliates and (iv) delete certain provisions required by, and remove references to, the NASAA Guidelines in order to conform certain provisions of the Company’s charter more closely to provisions in the charters of other BDCs whose securities are listed and publicly-traded on a national securities exchange.
On February 27, 2025, the Company entered into an amendment to the Corporate Facility to, among other things: (i) increase the total commitments from $165.0 million to $245.0 million and (ii) increase the accordion feature from up to a total of $200.0 million to up to a total of $300.0 million.
On March 6, 2025, the Board of Directors declared a regular quarterly dividend of $0.35 per share and a supplemental quarterly dividend of $0.01 per share, both payable on May 1, 2025 to stockholders of record as of March 31, 2025.

Table of contents                                                             Schedule 12-14
MSC INCOME, INC.
Consolidated Schedule of Investments In and Advances to Affiliates
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
Control Investments
BDB Holdings, LLC					Preferred Equity	(7)	$—	$(415)	$—	$—	$13,025	$415	$12,610
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	568	—	38	530
GRT Rubber Technologies LLC	10.66%	SF+	6.00%		Secured Debt (12)	(8)	—	2	167	1,182	368	—	1,550
	12.66%	SF+	8.00%		Secured Debt	(8)	—	(50)	2,746	19,944	50	50	19,944
					Member Units	(8)	—	710	113	21,890	710	—	22,600
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	147	2,691	311	6,050	2,837	147	8,740
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	91	900	—	—	900
					Preferred Member Units	(8)	—	—	13	—	—	—	—
					Preferred Member Units	(8)	—	1,895	—	3,110	1,895	2,001	3,004
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control Investments							$147	$4,833	$3,441	$53,644	$18,885	$2,651	$69,878
Affiliate Investments
Analytical Systems Keco Holdings, LLC					Secured Debt (12)	(8)	$—	$—	$4	$54	$—	$54	$—
	13.75%				Secured Debt	(8)	—	—	175	1,020	79	87	1,012
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	120	—	1,210	120	—	1,330
					Warrants	(8)	—	—	—	—	—	—	—
Barfly Ventures, LLC					Member Units	(5)	—	573	—	1,380	573	—	1,953
Batjer TopCo, LLC	10.00%				Secured Debt (12)	(8)	—	(1)	5	—	51	1	50
	10.00%				Secured Debt (12)	(8)	—	—	3	30	—	—	30
	10.00%				Secured Debt	(8)	—	(15)	124	1,175	5	15	1,165
					Preferred Stock	(8)	—	(110)	85	680	—	110	570
Brewer Crane Holdings, LLC	14.66%	SF+	10.00%		Secured Debt	(9)	—	—	205	1,374	4	124	1,254
					Preferred Member Units	(9)	—	(230)	30	1,400	—	230	1,170
Centre Technologies Holdings, LLC		SF+	9.00%		Secured Debt (12)	(8)	—	—	3	—	—	—	—
	13.66%	SF+	9.00%		Secured Debt	(8)	—	28	79	—	6,564	180	6,384
		SF+	10.00%		Secured Debt	(8)	—	—	725	—	919	919	—
					Secured Debt	(8)	—	(29)	84	4,394	—	4,394	—
					Preferred Member Units	(8)	—	284	30	2,760	350	—	3,110
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(22)	25	—	22	22	—
	12.74%	SF+	8.00%		Secured Debt	(8)	—	(1)	530	3,905	1	1	3,905
					Member Units	(8)	—	950	1,179	7,330	950	—	8,280
					Member Units	(8)	—	173	23	715	174	1	888
Charps, LLC					Preferred Member Units	(5)	—	(20)	200	3,920	—	20	3,900
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	1	—	—	—	—
	9.00%				Secured Debt	(5)	—	46	219	2,103	37	450	1,690

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
	10.00%				Secured Debt	(5)	—	2	25	251	2	10	243
					Member Units	(5)	—	1,450	173	1,300	1,450	—	2,750
					Member Units	(5)	—	(45)	—	282	—	45	237
Cody Pools, Inc.					Secured Debt (12)	(8)	—	1	8	—	236	236	—
	12.50%				Secured Debt	(8)	—	(8)	873	7,111	7	520	6,598
					Preferred Member Units	(8)	—	(1,170)	407	18,120	—	1,170	16,950
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	12.00%				Secured Debt	(6)	—	64	598	5,407	106	1,935	3,578
					Preferred Member Units	(6)	—	(360)	503	600	—	600	—
					Preferred Member Units	(6)	—	1,470	577	1,920	1,470	—	3,390
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	19	—	584	600	(16)
	13.50%				Secured Debt	(5)	—	—	616	4,175	26	—	4,201
					Preferred Equity	(5)	—	(3)	60	1,863	—	3	1,860
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	4	49	66	60	55
	10.00%				Secured Debt	(8)	—	43	114	844	64	30	878
					Preferred Member Units	(8)	—	20	—	10	20	—	30
Digital Products Holdings LLC	14.56%	SF+	10.00%		Secured Debt	(5)	—	(18)	532	3,673	14	582	3,105
					Preferred Member Units	(5)	—	—	50	2,459	—	—	2,459
Direct Marketing Solutions, Inc.					Secured Debt	(9)	—	(2)	11	217	302	519	—
	14.00%				Secured Debt	(9)	—	(14)	700	5,002	14	348	4,668
					Preferred Stock	(9)	—	(700)	—	5,180	—	700	4,480
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	—	9	—	138	—	138
	12.00%				Secured Debt	(7)	—	(58)	555	4,700	19	558	4,161
					Preferred Equity	(7)	—	(434)	—	1,920	—	434	1,486
	15.00%			15.00%	Preferred Equity	(7)	—	—	43	—	810	—	810
Flame King Holdings, LLC					Preferred Equity	(9)	—	2,010	1,229	6,970	2,010	—	8,980
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	59	41	3,705	58	2,500	1,263
Gamber-Johnson Holdings, LLC		SF+	7.00%		Secured Debt (12)	(5)	—	—	2	—	—	—	—
	11.00%	SF+	7.00%		Secured Debt (12)	(5)	—	115	181	—	18,282	—	18,282
		SF+	7.00%		Secured Debt	(5)	—	(184)	1,395	13,520	—	13,520	—
					Member Units	(5)	—	4,510	1,984	24,180	4,510	—	28,690
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(17)	198	2,336	17	307	2,046
					Preferred Member Units	(5)	—	(230)	453	2,870	—	230	2,640
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%			12.50%	Secured Debt	(8)	—	(173)	20	571	—	193	378
					Preferred Equity	(8)	—	(620)	—	620	—	620	—
					Member Units	(8)	—	—	—	—	—	—	—
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	247	1	4,225	247	—	4,472
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	—	33	(27)	406	—	379
	13.00%				Secured Debt	(6)	—	—	1,259	9,069	64	440	8,693
					Common Equity	(6)	—	460	—	3,600	460	—	4,060
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	970	—	6,320	970	—	7,290
Integral Energy Services	12.35%	SF+	7.50%		Secured Debt	(8)	—	390	2,138	16,232	475	1,835	14,872

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
	10.00%			10.00%	Preferred Equity	(8)	—	153	32	350	185	—	535
					Common Stock	(8)	—	450	50	190	450	—	640
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	543	4,933	8	1,200	3,741
	9.00%				Secured Debt	(5)	—	—	88	951	42	11	982
					Preferred Equity	(5)	—	640	—	2,420	640	—	3,060
					Member Units	(5)	—	(5)	31	683	—	5	678
MH Corbin Holding LLC					Secured Debt	(5)	(960)	95	139	1,256	94	1,350	—
					Preferred Member Units	(5)	(1,100)	1,020	—	80	1,020	1,100	—
					Preferred Member Units	(5)	(1,500)	1,500	—	—	1,500	1,500	—
Mills Fleet Farm Group, LLC		SF+	7.00%		Secured Debt	(5)	(5,022)	339	1,820	17,524	—	17,524	—
					Common Equity	(5)	—	—	—	—	11,166	—	11,166
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	4	147	1,436	—	—	1,436
					Common Stock	(6)	—	(8)	950	6,598	—	8	6,590
Nello Industries Investco, LLC		SF+	6.50%		Secured Debt	(5)	—	—	248	—	5,388	5,400	(12)
	13.50%				Secured Debt	(5)	—	—	538	—	6,619	—	6,619
					Common Equity	(5)	—	860	234	—	3,890	—	3,890
NexRev LLC					Secured Debt (12)	(8)	—	—	30	—	844	844	—
	9.00%				Secured Debt	(8)	—	3	260	2,435	18	—	2,453
					Preferred Member Units	(8)	—	1,380	244	1,590	1,380	—	2,970
NuStep, LLC	11.16%	SF+	6.50%		Secured Debt	(5)	—	—	110	899	1	—	900
	12.00%				Secured Debt	(5)	—	—	566	4,606	4	—	4,610
					Preferred Member Units	(5)	—	164	—	2,310	580	—	2,890
					Preferred Member Units	(5)	—	29	—	1,290	210	—	1,500
Oneliance, LLC		SF+	10.00%		Secured Debt	(7)	—	7	142	1,339	21	1,360	—
					Preferred Stock	(7)	—	358	3	282	358	—	640
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	(1)	1	—	1	1	—
	15.66%	SF+	11.00%		Secured Debt	(5)	—	(23)	932	5,510	23	43	5,490
					Preferred Stock	(5)	—	(900)	112	4,260	—	900	3,360
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	8	5	105	10	115	—
	13.00%				Secured Debt	(8)	—	141	1,033	7,472	188	500	7,160
					Preferred Equity	(8)	—	1,455	530	3,135	1,455	—	4,590
RA Outdoors LLC	11.74%	SF+	6.75%	11.74%	Secured Debt	(8)	—	(44)	65	745	519	49	1,215
	11.74%	SF+	6.75%	11.74%	Secured Debt	(8)	—	(460)	685	12,089	850	229	12,710
					Common Equity	(8)	—	—	—	—	—	—	—
Robbins Bros. Jewelry, Inc.				10.00%	Secured Debt	(9)	—	—	1	(6)	—	1	(7)
	12.50%			10.00%	Secured Debt	(9)	—	(1,663)	123	3,421	—	1,804	1,617
					Preferred Equity	(9)	—	—	—	—	—	—	—
SI East, LLC	11.75%				Secured Debt (12)	(7)	—	—	88	375	750	375	750
					Secured Debt	(7)	—	(161)	947	18,179	—	18,179	—
	12.79%				Secured Debt	(7)	—	21	1,948	—	22,554	—	22,554
					Preferred Member Units	(7)	—	(1,840)	541	6,390	—	1,840	4,550
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(1,717)	—	3,543	—	1,717	1,826
					Preferred Equity	(6)	—	—	—	—	—	—	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2024 Fair Value (13)
	8.50%			8.50%	Secured Debt	(6)	—	—	5	—	227	—	227
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	(15)	14	432	—	20	412
	12.00%			12.00%	Secured Debt	(9)	—	(2,626)	115	3,565	—	2,664	901
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	(1)	1	—	—	1	(1)
	13.50%				Secured Debt	(7)	—	(6)	274	1,980	—	18	1,962
					Common Stock	(7)	—	(1,040)	29	3,180	—	1,040	2,140
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	—	280	—	2,145	—	2,145
	9.00%			9.00%	Preferred Equity	(5)	—	—	80	—	1,080	—	1,080
Victory Energy Operations, LLC					Secured Debt	(8)	—	—	1	—	—	5	(5)
	13.00%				Secured Debt	(8)	—	—	263	—	7,529	—	7,529
					Preferred Equity	(8)	—	—	—	—	4,198	554	3,644
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	4	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	843	6,926	50	610	6,366
					Preferred Equity	(5)	—	—	100	3,060	—	—	3,060
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							5,022	153	(2,516)	(36,978)	—	—	—
Total Affiliate investments							$(3,560)	$7,791	$31,222	$291,279	$118,673	$95,570	$351,360

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments In and Advances to Affiliates (Continued)
December 31, 2024
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2024 for affiliate investments located in this region was $136,828. This represented 21.9% of net assets as of December 31, 2024.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2024 for affiliate investments located in this region was $37,469. This represented 6.0% of net assets as of December 31, 2024.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2024 for affiliate investments located in this region was $39,190. This represented 6.3% of net assets as of December 31, 2024.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2024 for control investments located in this region was $56,738. This represented 9.1% of net assets as of December 31, 2024. The fair value as of December 31, 2024 for affiliate investments located in this region was $114,398. This represented 18.3% of net assets as of December 31, 2024.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2024 for control investments located in this region was $530. This represented 0.1% of net assets as of December 31, 2024. The fair value as of December 31, 2024 for affiliate investments located in this region was $23,475. This represented 3.8% of net assets as of December 31, 2024.
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
December 31, 2024
(dollars in thousands)
Consolidated Schedule of Investments including end of period interest rate, preferred dividend rate, maturity date, investments not paid currently in cash and investments whose value was determined using significant unobservable inputs.
(12)Investment has an unfunded commitment as of December 31, 2024 (see Note I — Commitments and Contingencies included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
(12)Investment has an unfunded commitment as of December 31, 2023 (see Note I — Commitments and Contingencies included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer, of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act.
(b)Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2024 pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
(c)Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
The following table sets forth certain information regarding our directors:

Name and Principal Occupation(1)	Age	Director Since(2)

Independent Directors

Robert L. Kay	72	2020

Mr. Kay has been an independent director since October 2020 and Chair of the Nominating and Corporate Governance Committee since January 2025. Mr. Kay has more than 40 years of broad based banking, investments, private equity intermediary and private business management experience, including commercial loan and venture capital investment portfolio oversight. After spending the first 10 years of his career as a corporate lender with a major Texas bank holding company in Dallas, he returned to his hometown in Austin where he spent the next eight years in the venture investing arena. Beginning in 1990, Mr. Kay served as Chief Executive Officer and/or Chief Operating Officer of multiple start up, growth phase and turnaround operating company situations, including serving as Chief Operating Officer and Chief Financial Officer of DrillingInfo from 2006 until its sale in 2012. Mr. Kay has served as the managing member and Chief Executive Officer of Excelleration Partners, an early stage investment firm since 2012. Mr. Kay currently serves as Chief Executive Officer of HalFILE Systems Corporation, a software and data subscription business located in Kyle, Texas, as the Chairman of the Board and interim Chief Executive Officer of Myocardial Solutions, Inc., a healthcare technology company located in Raleigh, North Carolina, and as a Director of The Muny Conservancy, a non-profit organization located in Austin, Texas. Mr. Kay earned a B.B.A. in general business (accounting concentration) from the University of Texas.

John O. Niemann, Jr.	68	2012

Mr. Niemann has been an independent director since 2012 and Lead Independent Director and Chair of the Compensation Committee since January 2025. He is the President and Chief Operating Officer of Arthur Andersen LLP and has been since 2003. He previously served as a Managing Director of Andersen Tax LLC from June 2013 until his retirement from this position in March 2023. He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide. He began his career at Arthur Andersen LLP in 1978 and has served in increasing responsibilities in senior management positions, since 1992. Mr. Niemann has served as a director and Chairman of the Audit Committee of Hines Global Income Trust since July 2014 and as the lead independent director since May 2019. He previously served as a director of Adams Resources & Energy, Inc. from May 2019 to February 2025 and as a director of Professional Asset Indemnity Limited, a non-public Bermuda captive insurance company, from October 2021 until it was voluntarily wound up in March 2024. Mr. Niemann has served on the board of directors of many Houston area non-profit organizations, including Catholic Endowment Foundation of Galveston-Houston, Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The University of St. Thomas, The Alley Theatre and Taping for the Blind, Inc. He graduated with a B.A. in Managerial Studies (magna cum laude) and a master’s degree in accounting from Rice University, received a J.D. (summa cum laude) from the South Texas College of Law and an LL.M. in taxation (summa cum laude) from the University of San Francisco School of Law.

Name and Principal Occupation(1)	Age	Director Since(2)

Jeffrey B. Walker	64	2020

Mr. Walker has been an independent director and Chairman of the Audit Committee since October 2020. Mr. Walker retired in May 2020 after a successful 38 year career in public accounting with Arthur Andersen and, more recently, Deloitte Tax, LLP where he held several leadership roles including, most recently, Vice Chairman from 2014 until May 2020. Mr. Walker served as a member of Deloitte LLP’s board from 2011 until 2015 and also served as the Chief Development Officer of Deloitte Tax from 2013 until 2015. During Mr. Walker's tenure with Deloitte, he assisted and advised some of the world's leading private equity firms. Mr. Walker is a certified public accountant and a member of the AICPA and Texas State Board of CPAs and earned a B.B.A. in Accounting and Economics from the University of Mississippi.

Interested Directors

Mr. Hyzak is an interested person, as defined in the 1940 Act, due to his positions at MSC Income and our Adviser.

Dwayne L. Hyzak	52	2018

Mr. Hyzak has been a member of our Board of Directors since June 2020 and has served as our Chief Executive Officer and Chairman since October 2020. Since 2018, Mr. Hyzak has also served as Main Street’s Chief Executive Officer and as a member of Main Street’s board of directors. Mr. Hyzak also serves as a member of Main Street’s management team’s executive and investment committees. Previously, he served as Main Street’s President (2015 until November 2018), Chief Operating Officer (2014 until November 2018), Chief Financial Officer (2011 until 2014) and Senior Managing Director since 2011 and also served in other senior executive positions at Main Street prior to 2011. Prior to its IPO in 2007, Mr. Hyzak served as a Senior Managing Director and other executive positions of several Main Street predecessor funds and entities, which are now subsidiaries of Main Street. Mr. Hyzak joined Main Street in 2002, becoming one of the founding members of the firm. Prior to joining Main Street, Mr. Hyzak was a Director of Acquisitions and Integration with Quanta Services, Inc. (NYSE: PWR), which provides specialty contracting services to the power, natural gas and telecommunications industries, where he was principally focused on the company’s mergers and acquisitions and corporate finance activities. Previously, Mr. Hyzak was a Manager with Arthur Andersen in its Transaction Advisory Services group. Mr. Hyzak currently serves on the board of directors of Child Advocates, a non-profit organization that trains and supports advocates to serve the interests of abused or neglected children in the greater Houston area.

_____________________________
(1)The address of each director is c/o MSC Income Fund, Inc., 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. The age given for each of our directors is as of March 20, 2025.
(2)Directors serve for a term until the next annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier removal or resignation.

Executive Officers
Our officers serve at the discretion of our Board of Directors. The following persons serve as our officers and certain significant personnel in the following capacities:

Name	Age	Position(s) Held	Officer Since
Dwayne L. Hyzak(1)(2)	52	Chairman of the Board and Chief Executive Officer	2020
David L. Magdol(1)(2)	54	President and Chief Investment Officer	2020
Cory E. Gilbert	52	Chief Financial Officer and Treasurer	2020
Jesse E. Morris(2)	57	Executive Vice President, Chief Operating Officer and Senior Managing Director	2020
Jason B. Beauvais(2)	49	Executive Vice President, General Counsel and Secretary	2020
Nicholas T. Meserve	45	Managing Director	2020
Ryan H. McHugh	48	Vice President, Chief Accounting Officer and Assistant Treasurer	2024
Kristin L. Rininger	44	Chief Compliance Officer and Deputy General Counsel	2024
_____________________________
(1)Member of our Adviser’s investment committee. The investment committee is responsible for all aspects of our investment processes, including approval of investments. Vincent D. Foster, Chairman of Main Street’s board of directors, also serves on our Adviser’s investment committee in his capacity as a non-employee committee member.
(2)Executive officer and member of our management team’s executive committee.
The address for each person in the table above is 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. The age given for each person is as of March 20, 2025. Each officer holds office until his successor is chosen and qualified or until his earlier death, removal or resignation.
For more information on Mr. Hyzak, Chairman of our Board of Directors and Chief Executive Officer, see his biographical information above.
David L. Magdol is our President and Chief Investment Officer and has served in these roles since 2020. Mr. Magdol also serves as the President and Chief Investment Officer of Main Street and as a member of Main Street’s management team’s executive and investment committees. He was promoted to the role of President of Main Street in November 2018 and has served as Chief Investment Officer of Main Street since 2011. Previously, he also served as Vice Chairman and Senior Managing Director and in other senior executive positions at Main Street. Prior to its IPO in 2007, Mr. Magdol served as a Senior Managing Director and other executive positions of several Main Street predecessor funds and entities, which are now subsidiaries of Main Street. Mr. Magdol joined Main Street in 2002, becoming one of the founding members of the firm. Prior to joining Main Street, Mr. Magdol was a Vice President in the investment banking group at Lazard Freres & Co. Previously, he managed a portfolio of private equity investments for the McMullen Group, a private investment firm/family office capitalized by Dr. John J. McMullen, the former owner of the New Jersey Devils and the Houston Astros. Mr. Magdol began his career in the structured finance services group of JP Morgan Chase.
Cory E. Gilbert, a certified public accountant, is our Chief Financial Officer and Treasurer and has served in these roles since July 2024. Mr. Gilbert previously served as our Vice President and Chief Accounting Officer since 2020. He also serves as Main Street’s Chief Financial Officer - Asset Management Business and Assistant Treasurer. Prior to joining Main Street in 2019, Mr. Gilbert served as the Chief Financial Officer and Treasurer for OHA Investment Corporation, a publicly traded business development company externally managed by Oak Hill Advisors LP. Prior to joining Oak Hill Advisors LP, Mr. Gilbert worked at RED Capital Group, the commercial mortgage banking arm of ORIX USA, where he most recently served as their Chief Financial Officer. Prior to that, from September 2008 to August 2013, Mr. Gilbert served as a line of business controller of ORIX USA. Mr. Gilbert began his career at KPMG LLP and was a manager in KPMG’s financial services practice in the Dallas-Fort Worth area.
Jesse E. Morris is our Executive Vice President and Chief Operating Officer. Mr. Morris also serves as the Executive Vice President and Chief Operating Officer of Main Street, serves as a member of Main Street’s management team’s executive committee and has held various management roles since joining Main Street in 2019. He has management responsibility over Main Street’s internal operations and is also a Senior Managing Director on Main Street’s lower middle market investment team where his responsibilities include managing a portfolio of lower middle market investments where he is an active board member and assists those companies with various strategic initiatives, capital raises and M&A activity. Mr. Morris is also responsible for originating and executing new investments for the firm. Mr. Morris has served as our Executive Vice President and Chief Operating Officer since 2020 and previously served as our and Main Street’s Chief Financial Officer and Treasurer from 2021 until 2024. Prior to joining Main Street, Mr. Morris served in various roles of increasing responsibility with Quanta Services, Inc. (NYSE: PWR) from 2014 to 2019 including most recently as Executive Vice President – Finance and President – Infrastructure Solutions. In this position, he oversaw the accounting, treasury, tax and financial planning and analysis activities and led Quanta’s public-private partnership (P3) concession and private infrastructure investment activities. Prior to joining Quanta, Mr. Morris served in various financial and accounting positions of increasing responsibility with Sysco Corporation (NYSE: SYY) including as Vice President and Chief Financial Officer – Foodservice Operations and Vice President of Finance and Chief Financial Officer – Broadline Operations. Mr. Morris began his career as a certified public accountant and was an Experienced Manager with Arthur Andersen.
Jason B. Beauvais is our Executive Vice President, General Counsel and Secretary and has served as General Counsel and Secretary since 2020 and as Executive Vice President since 2021. Mr. Beauvais previously served as our Chief Compliance Officer from 2020 until 2023 and from June 2024 through November 2024. Mr. Beauvais also serves the Executive Vice President, General Counsel and Secretary of Main Street, as a member of Main Street’s management team’s executive committee and has held various management roles since joining Main Street in 2008. He has management responsibility over Main Street’s legal, compliance, human resources and technology functions. Mr. Beauvais has served as General Counsel and Secretary since joining Main Street in 2008, as Chief Compliance Officer from 2012 to 2024 and as Executive Vice President since 2021. In addition, he is a member of the Board of Directors of the Houston Arboretum & Nature Center, a non-profit urban nature sanctuary. Prior to joining Main Street, Mr. Beauvais was an attorney with Occidental Petroleum Corporation (NYSE: OXY), an international oil and gas exploration and production company. Before that, Mr. Beauvais practiced corporate and securities law at Baker Botts L.L.P., where he primarily counseled companies in public issuances and private placements of debt and equity and handled a wide range of general corporate and securities matters as well as mergers and acquisitions.
Nicholas T. Meserve is a Managing Director of the Company and has served in this role since 2020. Mr. Meserve has also served as a Managing Director on Main Street’s private credit investment team since joining Main Street in 2012. Mr. Meserve previously served on our Board of Directors from April 2016 until June 2020. Mr. Meserve’s responsibilities include managing a portfolio of private loan and middle market investments. He is also responsible for sourcing, originating and executing on new investments for the firm. Prior to joining Main Street in 2012, Mr. Meserve was at Highland Capital Management, LP, a large alternative credit manager, and certain of its affiliates, where he managed a portfolio of senior loans and high yield bonds across a diverse set of industries. Prior to Highland, he was a Director at Pyxis Capital, LP and a Credit Analyst at JP Morgan Chase & Co.
Ryan H. McHugh, a certified public accountant, is our Vice President and Chief Accounting Officer and has served in these roles since August 2024. He also serves as Main Street's Vice President and Chief Accounting Officer and has served in these roles since August 2024. Mr. McHugh previously served as our Vice President of Finance since May 2024. Prior to joining Main Street, Mr. McHugh spent eight years with Academy Sports + Outdoors (NASDAQ: ASO) (“Academy”) where he worked in several leadership roles including Vice President and Corporate Controller. Prior to joining Academy, Mr. McHugh held various accounting and leadership roles at Glori Energy (NASDAQ: GLRI) and Stewart Title Company (NYSE: STC). Mr. McHugh started his career at Grant Thornton in the assurance practice. Mr. McHugh graduated from the University of Texas at Austin with a B.A. in Economics and holds a Master's degree in Accounting from the University of Texas at San Antonio.
Kristin L. Rininger is our Chief Compliance Officer and Deputy General Counsel and has served in these roles since November 2024. She has also served as Chief Compliance Officer and Deputy General Counsel of Main Street since November 2024. Prior to joining Main Street, Ms. Rininger was a Senior Director at ACA Group from June to August 2024 after spending four years as a Director and BDC Team Lead at Optima Partners, a leading financial industry regulatory and compliance consulting firm. She previously spent six years as a corporate and securities attorney at the law firm of Eversheds Sutherland, primarily handling legal, regulatory and compliance matters for BDC clients.
Code of Ethics
We and our Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.

In addition, our Code of Business Conduct and Ethics, which is applicable to all of officers, directors and personnel, requires that all officers, directors and personnel avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Our Code of Business Conduct and Ethics is available under the “Governance” tab on our website at www.mscincomefund.com/investors. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a posting on our website.
Insider Trading Policy
The Company has adopted an Insider Trading Policy, which, among other things, governs the purchase, sale, and/or other disposition of the Company’s securities by the Company’s directors, officers and personnel, and which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. Our insider trading policy prohibits all directors, officers and certain other personnel from, directly or indirectly, trading in the Company’s securities while in the possession of material nonpublic information related to the Company and from engaging in short sales and short-term or other speculative trading of our securities and any transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of securities issued by us. Prohibited hedging activity includes market transactions in puts, calls and other derivatives and the purchase of prepaid variable forward contracts, equity swaps and collars. Pledging our securities in a margin account or as collateral for a loan is also prohibited under the policy except in limited circumstances that are pre-approved by our chief compliance officer. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this annual report on Form 10-K.
Board of Directors and its Committees
Mr. Hyzak serves as Chief Executive Officer, Chairman of our Board and a member of our Adviser’s investment committee. Our Board believes that Mr. Hyzak is currently best situated to serve as Chairman of our Board of Directors given his history with the Company and Main Street, his deep knowledge of the Company’s business and his extensive experience in managing private debt investments in middle market companies and private debt and equity investments in lower middle market companies. The Company’s independent directors bring experience, oversight and expertise from outside the Company and industry, while Mr. Hyzak brings Company-specific and industry-specific experience and expertise. Our Board believes that the current leadership structure with Mr. Hyzak serving as Chief Executive Officer and Chairman of our Board promotes strategy development and execution while facilitating effective, timely communication between management and our Board and is optimal for effective corporate governance.
Effective upon the MSC Income Listing, our Board has designated John O. Niemann, Jr. as Lead Independent Director to preside over all executive sessions of independent directors. In the Lead Independent Director’s absence, the remaining independent directors may appoint a presiding director by majority vote. Our corporate governance practices include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of an audit committee, a nominating and corporate governance committee and, effective upon the MSC Income Listing, a compensation committee, each of which is comprised solely of independent directors, and the appointment of a Chief Compliance Officer, with whom the independent directors meet without the presence of interested directors and other members of management, for administering our compliance policies and procedures. The Lead Independent Director also has the responsibility of consulting with management on Board and committee meeting agendas, acting as a liaison between management and independent directors, including maintaining frequent contact with the Chairman and Chief Executive Officer and facilitating collaboration and communication between the independent directors and management.
Our Board met eight times and acted by unanimous written consent 33 times during 2024. All incumbent directors attended at least 75% of the meetings of the Board and of the committees on which they served during 2024 and all then-serving directors attended the 2024 Annual Meeting of Stockholders in person. Our Board expects each director to make a diligent effort to attend all Board and committee meetings, as well as each annual meeting of stockholders.
Our Board of Directors currently has, and appoints the members of, standing Audit, Nominating and Corporate Governance and Compensation Committees. Each of those committees is comprised entirely of independent directors and has a written charter approved by our Board of Directors. The current members of the committees are identified in the following table.

Board Committees
Director	Audit	Nominating and Corporate Governance	Compensation Committee
Robert L. Kay	☑	Chair	☑
John O. Niemann, Jr.	☑	☑	Chair
Jeffrey B. Walker	Chair	☑	☑
Mr. Kay also serves as the Board’s liaison to our Adviser’s Conflicts Committee, described further below.
Audit Committee. During the year ended December 31, 2024, the Audit Committee met four times. The Audit Committee is responsible for selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (as well as the compensation for those services), reviewing the independence of our independent accountants and reviewing the adequacy of our internal control over financial reporting. In addition, the Audit Committee is responsible for assisting our Board of Directors with its oversight of our investment valuation policy and procedures and monitoring and overseeing the Company’s policy standards and guidelines for risk assessment and risk management, including with respect to information technology and cybersecurity policies, procedures and incidents. Our Board has determined that each of Messrs. Kay, Niemann and Walker is an “audit committee financial expert” as defined by the SEC. For more information on the backgrounds of these directors, see their biographical information above.
Nominating and Corporate Governance Committee. During the year ended December 31, 2024, the Nominating and Corporate Governance Committee met four times. The Nominating and Corporate Governance Committee is responsible for determining criteria for service on our Board, identifying, researching and recommending to the Board director nominees for election by our stockholders, selecting nominees to fill vacancies on our Board or a committee of the Board, developing and recommending to our Board any amendments to our corporate governance principles and overseeing the self-assessment of our Board and its committees. The Nominating and Corporate Governance Committee also oversees the Company’s strategy, initiatives, policies and reporting related to Environmental, Social and Governance (ESG) activities.
Compensation Committee. The Compensation Committee is newly formed, effective upon the MSC Income Listing, and did not meet during the year ended December 31, 2024. The Compensation Committee assists our Board in developing and evaluating the compensation of our non-management directors and evaluating succession planning with respect to the chief executive officer and other key executive positions. The Compensation Committee has the authority to engage the services of outside advisers, experts and others as it deems necessary to assist the committee in connection with its responsibilities. The actions of the Compensation Committee are generally reviewed and ratified by the entire Board. Our executive officers do not receive any direct compensation from us and, as a result, the Compensation Committee does not produce and/or review a report on executive compensation practices.
Adviser Conflicts Committee. Our Adviser maintains a Conflicts Committee that reviews and approves specific matters that may involve conflicts of interest among Main Street and the advisory clients of our Adviser, including the Company. The Board has appointed Mr. Kay to represent the Company’s interest as liaison to our Adviser’s Conflicts Committee.
Item 11. Executive Compensation
Compensation Discussion and Analysis
None of our executive officers receives direct compensation from us. The compensation of the principals and other investment professionals of our Adviser is paid by our Adviser or its affiliates. The compensation of our executive officers for administrative services provided to the Company is paid by our Adviser, but we reimburse our Adviser for, among other things, our allocable portion of the actual cost (without markup) of the persons performing the functions of chief financial officer and chief compliance officer and other personnel engaged to provide such administrative services (including, without limitation, direct compensation costs including the allocable portion of salaries, bonuses, benefits and other direct costs associated therewith) and related overhead costs, including rent, subject to the cap on the amount of internal administrative expenses payable by us relating to certain internal administrative services under the Advisory Agreement. To the extent that our Adviser outsources any of its functions as administrator, we will pay the fees associated with such functions on a direct basis without profit to our Adviser. See “Certain Relationships and Related Transactions, and Director Independence” below for a discussion of fees and expenses payable to our Adviser.
Director Compensation
In 2024 our independent directors were entitled to an annual retainer of $120,000. Effective upon the MSC Income Listing, the annual retainer paid to our independent directors is $125,000, plus an additional $25,000 annual retainer for the Lead Independent Director. Non-employee directors do not receive fees based on meetings attended absent circumstances that require an exceptionally high number of meetings within an annual period. We do not pay compensation to our interested directors.
Additionally, the Chairpersons of certain committees of our Board are entitled to the following annual retainer amounts:
•$15,000 to the Chair of the Audit Committee;
•$10,000 to the Chair of the Nominating and Corporate Governance Committee; and
•$5,000 to the Chair of the Compensation Committee.
During 2024 we also paid a $10,000 annual retainer to the member of our Board appointed to be the liaison to our Adviser’s Conflicts Committee and reimburse all of our directors for reasonable out-of-pocket expenses incurred in connection with their service on our Board. Effective upon the MSC Income Listing, however, the annual retainer is no longer paid to the member of our Board appointed to be the liaison to our Adviser’s Conflicts Committee.
The following table sets forth the compensation that we paid during the year ended December 31, 2024 to our non-interested directors. Directors who are also employees of Main Street or any of its subsidiaries do not receive compensation for their services as directors.
2024 Director Compensation

Name of Director	Fees Earned or Paid in Cash	All Other Compensation(1)	Total Compensation(2)
Interested Directors:
Dwayne L. Hyzak	$—	$—	$—
Independent Directors:
Robert L. Kay	130,000	—	130,000
John O. Niemann, Jr.	130,000	—	130,000
Jeffrey B. Walker	135,000	—	135,000
_____________________________
(1)We did not award any portion of the fees earned by our directors in stock or options during the year ended December 31, 2024. We do not have a profit-sharing, compensation or retirement plan, and directors do not receive any pension or retirement benefits.
(2)The amounts listed are for the fiscal year ending December 31, 2024.
Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, there is nothing to report under Item 402(x) of Regulation S-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership
No person is deemed to control us, as such term is defined in the 1940 Act, through beneficial ownership of our common stock. The following table sets forth, as of March 19, 2025, information with respect to the beneficial ownership of our common stock by:
•each person known to us to beneficially own more than 5% of the outstanding shares of our common stock;

•each of our directors and executive officers; and
•all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no common stock subject to options that are currently exercisable or exercisable within 60 days of March 19, 2025. Percentage of beneficial ownership is based on 46,849,531 shares of common stock outstanding as of March 19, 2025.
Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder and maintains an address c/o MSC Income Fund, Inc. at 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056.

	Shares beneficially owned as of March 19, 2025
Name and Address	Number	Percentage of Current Ownership
Interested Directors:
Dwayne L. Hyzak	51,482	*
Independent Directors:
Robert L. Kay	10,600	*
John O. Niemann, Jr.	26,911	*
Jeffrey B. Walker	16,114	*
Executive Officers (that are not directors):
David L. Magdol	41,686	*
Jesse E. Morris	10,000	—
Jason B. Beauvais	29,593	*
Cory E. Gilbert	2,000	—
All executive officers and directors as a group (8 persons)	188,386	*
_____________________________
*Amount represents less than 1.0%.
The following table sets forth the dollar range of equity securities of the Company that were beneficially owned by each director as of March 19, 2025.

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
(3)The dollar range of equity securities beneficially owned by our directors is based on our NAV per share of $15.53 as of December 31, 2024.

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
In addition to the below, additional information responsive to this Item is disclosed in Note J — Related Party Transactions included Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K and is incorporated herein by reference.
Main Street Fund of Funds Agreement
Under Section 12 of the 1940 Act, investment companies, including other BDCs such as Main Street, generally cannot acquire more than 3% of our total outstanding voting stock, among other limitations. In light of these restrictions, on January 20, 2025, in connection with Main Street’s potential acquisition in excess of 3% of our outstanding common stock, as a result of any purchases pursuant to the share purchase plan for shares of our common stock or otherwise, we entered into the Main Street Fund of Funds Agreement. The Main Street Fund of Funds Agreement provides for the acquisition of our shares of common stock by Main Street, and our sale of such shares to Main Street, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act.
Under the Main Street Fund of Funds Agreement, we and Main Street have agreed to hold each other harmless, indemnify and defend the other party, including each party’s respective principals, directors or trustees, officers, employees and agents, against and from any and all losses, costs, expenses or liabilities incurred by or claims or actions asserted against us or Main Street, as applicable, including any of our respective principals, directors or trustees, officers, employees and agents, to the extent such claims or actions result from: (i) a violation of any provision of the Main Street Fund of Funds Agreement by us or Main Street, as applicable, or (ii) a violation of the terms and conditions of Rule 12d1-4 under the 1940 Act, in each case by us or Main Street, as applicable, or our respective principals, directors or trustees, officers, employees, agents, or if applicable, advisers.
Allocation of the Adviser’s Time
We rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. Additionally, except for certain restrictions on the Adviser set forth in the Advisory Agreement, the Adviser and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of the Adviser. As a result of these activities, the Adviser and certain of its affiliates and their personnel will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Therefore, the Adviser, and certain of its affiliates and their personnel may experience conflicts of interest in allocating management time, services, and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to us. However, the Adviser believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all activities in which they are involved.
Director Independence
We are subject to the corporate governance rules of the NYSE requiring listed companies to have a board of directors with at least a majority of independent directors. The NYSE listing standards provide that a director of a BDC will be considered to be independent if he or she is not an “interested person” of such company, as defined in Section 2(a)(19) of the 1940 Act. The 1940 Act also requires that we, as a BDC, maintain a majority of independent directors on our Board. On an annual basis, each member of our Board is required to complete a questionnaire designed to provide information to assist our Board in determining whether the director is independent under the NYSE’s corporate governance rules, the applicable provisions of the Exchange Act and the 1940 Act. Based on these independence standards and the recommendation of the Nominating and Corporate Governance Committee, our Board has affirmatively determined that each of our directors, other than Mr. Hyzak, is independent under such standards.

Our Board considered certain portfolio investments and other transactions in which our independent directors may have had a direct or indirect interest, including the transactions, if any, described or cross-referenced in under “Certain Relationships and Related Party Transactions, and Director Independence,” in evaluating each director’s independence under the 1940 Act and NYSE standards, our Board determined that no such transaction would impact the ability of any director to exercise independent judgment or impair his or her independence.
Item 14. Principal Accountant Fees and Services
Our Board of Directors has ratified the decision of the Audit Committee to appoint Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm for the fiscal year ending December 31, 2025.
For the fiscal years ended December 31, 2024 and 2023, MSC Income incurred the following fees for services provided by Grant Thornton, including expenses:

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit Fees	$670,363	$482,300
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$670,363	$482,300
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
During the fiscal years ended December 31, 2024 and 2023, Grant Thornton LLP did not bill any non-audit fees for services rendered to MSC Income or for services rendered to our Adviser or its parent company, Main Street.
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
All services performed for us for the fiscal years ended December 31, 2024 and 2023 were pre-approved or ratified by our Audit Committee.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:
a.Consolidated Financial Statements
The following financial statements are set forth in Item 8:
b.Consolidated Financial Statement Schedule

Schedule of Investments in and Advances to Affiliates for the Years Ended December 31, 2024 and 2023	150
c.Exhibits
The following exhibits are filed as part of this Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on February 4, 2025 (File No. 814-00939) and incorporated herein by reference).

3.2
Articles of Amendment to the Registrant’s Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K/A, filed on February 6, 2025 (File No. 814-00939) and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws.*

4.1
Amended and Restated Distribution Reinvestment Plan, effective as of November 1, 2017 (filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K, filed on October 19, 2017 (File No. 814-00939) and incorporated herein by reference).

4.2	Second Amended and Restated Distribution Reinvestment Plan.*

4.3	Description of Securities.*

10.1
Investment Advisory and Administrative Services Agreement by and between the Registrant and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 3, 2020 (File No. 814-00939) and incorporated herein by reference).

10.2
Amended and Restated Investment Advisory and Administrative Services Agreement, dated January 29, 2025, between MSC Income Fund, Inc. and MSC Adviser I, LLC (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on February 4, 2025 (File No. 814-00939) and incorporated herein by reference).

10.3
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

10.5
Second Amended and Restated Custody Agreement, dated May 29, 2014, by and among the Registrant, HMS Equity Holding, LLC and Amegy Bank National Association (Filed as Exhibit (j)(2) to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 filed with the SEC on July 17, 2015 (File No. 333-204659) and incorporated herein by reference).

10.6
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

10.7
First Amendment to the Credit Agreement, dated as of October 19, 2017, by and among the Registrant, HMS Equity Holding, LLC, HMS Equity Holding II, Inc., the financial institutions party thereto and EverBank Commercial Finance, Inc. (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 19, 2017 (File No. 814-00939) and incorporated herein by reference).

10.8
Second Amendment to Credit Agreement, dated as of March 5, 2020, by and among the Registrant, HMS Equity Holding, LLC, HMS Equity Holding II, Inc., HMS California Holdings GP LLC, HMS California Holdings, LP, the lenders party thereto and TIAA, FSB. (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on March 5, 2020 (File No. 814-00939) and incorporated herein by reference).

10.9
Fourth Amendment to Credit Agreement, dated as of January 27, 2021, by and among the Registrant, MSC Equity Holding, LLC, MSC Equity Holding II, Inc., MSC California Holdings GP LLC, MSC California Holdings LP, the lenders party thereto and TIAA, FSB (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on January 28, 2021 (File No. 814-00939) and incorporated herein by reference).

10.10
Fifth Amendment to Credit Agreement, dated as of July 27, 2021, by and among the Registrant, MSC Equity Holding, LLC, MSC Equity Holding II, Inc., MSC California Holdings GP LLC, MSC California Holdings LP, the lenders party thereto and TIAA, FSB (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 27, 2021 (File No. 814-00939) and incorporated herein by reference).

10.11
Sixth Amendment and Waiver to Credit Agreement, dated as of September 22, 2021, by and among the Registrant, the Guarantors party thereto, the lenders party thereto and TIAA, FSB (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on September 28, 2021 (File No. 814-00939) and incorporated herein by reference).

10.12
Seventh Amendment to Credit Agreement, dated as of April 27, 2023, by and among the Registrant, the Guarantors party thereto, the lenders party thereto and TIAA, FSB (filed as Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q, filed on May 12, 2023 (File No. 814-00939) and incorporated herein by reference).

10.13
Eighth Amendment to Credit Agreement, dated as of November 8, 2024, by and among the Registrant, the Guarantors party thereto, the lenders party thereto and EverBank (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on November 13, 2024 (File No. 814-00939) and incorporated herein by reference).

10.14
Ninth Amendment to Credit Agreement, dated as of February 27, 2025, by and among the Registrant, the Guarantors party thereto, the lenders party thereto and EverBank (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on March 4, 2025 (File No. 814-00939) and incorporated herein by reference).

10.15
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

10.16
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

10.17
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

10.18
Master Note Purchase Agreement, dated as of October 22, 2021, by and among the Registrant and the Purchasers party thereto (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 22, 2021 (File No. 814-00939) and incorporated herein by reference).

19.1	Insider Trading Policy.*

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s annual report on Form 10-K, filed on March 30, 2021 (File No. 814-00939) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1	Clawback Policy.*

99.1	1940 Act Code of Ethics.*

99.2
Rule 12d1-4 Fund of Funds Investment Agreement, dated January 20, 2025, by and between Main Street Capital Corporation and MSC Income Fund, Inc. (Filed as Exhibit (k)(15) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed with the SEC on January 21, 2025 (File No. 333-282501) and incorporated herein by reference).

101
The following financial information from our Annual Report on Form 10-K for the fiscal year 2024, filed with the SEC on March 20, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Changes in Net Assets for the periods ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (v) the Consolidated Schedule of Investments for the periods ended December 31, 2024 and 2023, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the years ended December 31, 2024 and 2023.*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*
* Filed herewith

** Furnished herewith
* * * * *

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.

Date: March 20, 2025	By:	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DWAYNE L. HYZAK	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 20, 2025
Dwayne L. Hyzak

/s/ CORY E. GILBERT	Chief Financial Officer (principal financial officer)	March 20, 2025
Cory E. Gilbert

/s/ RYAN H. MCHUGH	Chief Accounting Officer (principal accounting officer)	March 20, 2025
Ryan H. McHugh

/s/ ROBERT L. KAY	Director	March 20, 2025
Robert L. Kay

/s/ JOHN O. NIEMANN, JR.	Director	March 20, 2025
John O. Niemann, Jr.

/s/ JEFFREY B. WALKER	Director	March 20, 2025
Jeffrey B. Walker