Form 10-Q
period 2025-03-31
MSC INCOME FUND, INC.
filed 2025-05-13
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
(713) 350-6000
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of May 12, 2025 was 47,148,886.

MSC INCOME FUND, INC.

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value:
Control investments (cost: $54,788 and $54,560 as of March 31, 2025 and December 31, 2024, respectively)	$69,273	$69,878
Affiliate investments (cost: $297,276 and $284,211 as of March 31, 2025 and December 31, 2024, respectively)	367,260	351,360
Non‑Control/Non‑Affiliate investments (cost: $851,266 and $799,974 as of March 31, 2025 and December 31, 2024, respectively)	824,320	756,269
Total investments (cost: $1,203,330 and $1,138,745 as of March 31, 2025 and December 31, 2024, respectively)	1,260,853	1,177,507
Cash and cash equivalents	39,459	28,375
Interest and dividend receivable	12,578	11,925
Receivable for securities sold	4	141
Deferred financing costs (net of accumulated amortization of $6,622 and $6,449 as of March 31, 2025 and December 31, 2024, respectively)	3,775	1,985
Prepaids and other assets	3,329	4,113
Deferred tax asset, net	2,478	625
Total assets	$1,322,476	$1,224,671
LIABILITIES
Credit Facilities	$420,688	$415,688
Series A Notes due 2026 (par: $150,000 as of both March 31, 2025 and December 31, 2024)	149,528	149,453
Accounts payable and other liabilities	1,745	4,723
Interest payable	7,715	6,909
Dividend payable	16,866	14,487
Management and incentive fees payable	6,994	8,508
Total liabilities	603,536	599,768
Commitments and contingencies (Note I)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 46,849,531 and 40,240,358 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	47	40
Additional paid‑in capital	784,601	689,580
Total overdistributed earnings	(65,708)	(64,717)
Total net assets	718,940	624,903
Total liabilities and net assets	$1,322,476	$1,224,671
NET ASSET VALUE PER SHARE	$15.35	$15.53

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$1,442	$811
Affiliate investments	9,335	6,929
Non‑Control/Non‑Affiliate investments	22,450	26,210
Total investment income	33,227	33,950
EXPENSES:
Interest	(8,243)	(9,549)
Base management fees	(4,972)	(5,028)
Incentive fees	(2,023)	(3,637)
Internal administrative services expenses	(174)	(2,267)
General and administrative	(1,027)	(1,034)
Total expenses before expense waivers	(16,439)	(21,515)
Waiver of internal administrative services expenses	—	2,111
Total expenses, net of expense waivers	(16,439)	(19,404)
NET INVESTMENT INCOME	16,788	14,546
NET REALIZED GAIN (LOSS):
Control investments	9	10
Non‑Control/Non‑Affiliate investments	(21,075)	(1,894)
Total net realized loss	(21,066)	(1,884)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(833)	422
Affiliate investments	2,836	(19)
Non‑Control/Non‑Affiliate investments	16,780	(1,536)
Total net unrealized appreciation (depreciation)	18,783	(1,133)
INCOME TAXES:
Federal and state income, excise and other taxes	(483)	(329)
Deferred taxes	1,853	(611)
Total income tax benefit (provision)	1,370	(940)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$15,875	$10,589
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED (1)	$0.38	$0.36
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED (1)	$0.36	$0.26
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED (1)	44,680,084	40,129,395

(1)As discussed in Note A.3. — Reverse Stock Split, the Company completed a two-for-one reverse stock split, effective as of December 16, 2024.

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock (1)		Additional Paid-In Capital	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2023	40,054,433	$40	$686,176	$(63,909)	$622,307
Issuance of common stock	157,034	—	2,500	—	2,500
Dividend reinvestment	282,485	1	4,492	—	4,493
Common stock repurchased	(437,658)	(1)	(6,546)	—	(6,547)
Net increase in net assets resulting from operations	—	—	—	10,589	10,589
Dividends to stockholders	—	—	—	(14,821)	(14,821)
Balances as of March 31, 2024	40,056,294	$40	$686,622	$(68,141)	$618,521

Balances as of December 31, 2024	40,240,358	$40	$689,580	$(64,717)	$624,903
Issuances of common stock, net of underwriting and offering costs	6,325,000	6	90,526	—	90,532
Dividend reinvestment	284,173	1	4,495	—	4,496
Net increase in net assets resulting from operations	—	—	—	15,875	15,875
Dividends to stockholders	—	—	—	(16,866)	(16,866)
Balances as of March 31, 2025	46,849,531	$47	784,601	(65,708)	718,940
(1)As discussed in Note A.3. — Reverse Stock Split, the Company completed a two-for-one reverse stock split, effective as of December 16, 2024.

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$15,875	$10,589
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(142,755)	(75,728)
Proceeds from sales and repayments of debt investments in portfolio companies	52,244	49,378
Proceeds from sales and return of capital of equity investments in portfolio companies	8,909	2,745
Net unrealized (appreciation) depreciation	(18,783)	1,133
Net realized loss on portfolio investments	21,066	1,884
Amortization of deferred financing costs	247	772
Accretion of unearned income	(1,750)	(1,611)
Payment-in-kind interest	(1,915)	(1,525)
Cumulative dividends	(74)	(22)
Deferred taxes	(1,853)	611
Changes in other assets and liabilities:
Interest and dividend receivable	(803)	(1,283)
Prepaid and other assets	784	(696)
Management and incentive fees payable	(1,514)	(80)
Interest payable	806	2,145
Accounts payable and other liabilities	(2,978)	119
Net cash used in operating activities	(72,494)	(11,569)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of underwriting and offering costs	90,532	2,500
Redemption of common stock	—	(6,547)
Dividends paid	(9,991)	(9,522)
Proceeds from Credit Facilities	130,000	82,000
Repayments on Credit Facilities	(125,000)	(63,000)
Payment of deferred financing costs	(1,963)	—
Net cash provided by financing activities	83,578	5,431
Net increase (decrease) in cash and cash equivalents	11,084	(6,138)
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	28,375	30,786
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$39,459	$24,648

Supplemental cash flow disclosures:
Interest paid	$7,189	$6,632
Taxes paid	$4,120	$384
Non-cash financing activities:
Dividends declared and unpaid	$16,866	$14,821
Value of shares issued pursuant to the DRIP	$4,496	$4,493

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
BDB Holdings, LLC		Casual Restaurant Group
			Secured Debt		2/24/2025		12.00%				2/27/2027	$280	$280	$280
			Preferred Equity		11/4/2024	12,504,663							13,025	12,610
													13,305	12,890
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.75%							640	514

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		10.48%	SF+	6.00%		10/29/2026	1,550	1,540	1,550
			Secured Debt		12/19/2014		12.48%	SF+	8.00%		10/29/2026	19,944	19,865	19,944
			Member Units	(8)	12/19/2014	2,896							6,435	22,600
													27,840	44,094
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)		10/1/2017	49.26%							3,425	8,655

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		3/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		3/31/2023	2,184,683						1,574	1,574	2,220
			Preferred Member Units		3/31/2023	61,077						—	—	—
			Preferred Member Units		1/26/2015	2,090,001						6,000	6,000	—
			Common Stock		3/31/2023	772,620							1,104	—
													9,578	3,120
Subtotal Control Investments (9.6% of net assets at fair value)													$54,788	$69,273
Affiliate Investments (6)
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/25/2025		12.95%	SF+	8.50%	12.95%	3/28/2028	$2,111	$2,111	$2,111
			Secured Debt	(9)	3/25/2025		12.95%	SF+	8.50%	12.95%	3/28/2028	2,111	2,111	2,111
			Preferred Equity		3/25/2025	7,590							2,556	2,556
													6,778	6,778
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(30)	8/16/2019						8/16/2029	—	—	—
			Secured Debt		8/16/2019		17.50%				8/16/2029	1,011	1,000	1,000
			Preferred Member Units		5/20/2021	607							607	1,290
			Preferred Member Units		8/16/2019	800							800	—
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,486	2,290
Barfly Ventures, LLC	(10)	Casual Restaurant Group

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Member Units	(8)	10/26/2020	12						528	528	1,920

Batjer TopCo, LLC	HVAC Mechanical Contractor
		Secured Debt		3/7/2022		11.00%				3/7/2027	20	20	20
		Secured Debt		3/7/2022		11.00%				3/7/2027	30	30	30
		Secured Debt		3/7/2022		11.00%				3/7/2027	1,175	1,166	1,166
		Preferred Stock	(8)	3/7/2022	453							455	570
												1,671	1,786
Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	1/9/2018		14.48%	SF+	10.00%		12/31/2025	1,254	1,254	1,254
		Preferred Member Units	(8)	1/9/2018	737							1,070	1,030
												2,324	2,284
Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (30)	1/4/2019			SF+	10.00%		1/4/2028	—	—	—
		Secured Debt	(9)	11/29/2024		14.48%	SF+	10.00%		1/4/2028	6,116	6,093	6,116
		Preferred Member Units		1/4/2019	3,471							1,596	3,570
												7,689	9,686
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (30)	2/26/2018			SF+	6.00%		2/26/2026	—	(21)	—
		Secured Debt	(9)	2/26/2018		12.49%	SF+	8.00%		2/26/2026	4,305	4,302	4,305
		Member Units	(8)	2/26/2018	1,087							2,860	8,560
		Member Units	(8) (23)	11/2/2018	261,786							443	908
												7,584	13,773
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	2/3/2017	457							491	3,900

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(30)	10/28/2022						1/15/2027	—	—	—
		Secured Debt		12/20/2016		9.00%				1/15/2027	1,630	1,620	1,630
		Secured Debt		12/20/2016		10.00%				12/20/2036	241	239	241
		Member Units	(8)	12/20/2016	179							1,820	2,760
		Member Units	(23)	12/20/2016	200							127	317
												3,806	4,948
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(30)	3/6/2020						12/17/2026	—	(3)	—
		Secured Debt		3/6/2020		12.50%				12/17/2026	6,327	6,316	6,327
		Preferred Member Units	(8) (23)	3/6/2020	147							2,079	17,370
												8,392	23,697
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(30)	3/31/2021						3/31/2026	—	—	—
		Secured Debt		3/31/2021		12.00%				3/31/2026	3,499	3,481	3,499

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8)	3/31/2021	4,320							1,920	3,580
													5,401	7,079
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(30)	11/22/2023						11/22/2028	—	(15)	(15)
			Secured Debt		11/22/2023		13.50%				11/22/2028	4,300	4,207	4,207
			Preferred Equity		11/22/2023	1,863							1,863	1,863
													6,055	6,055
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	105	104	104
			Secured Debt		3/31/2021		10.00%				12/31/2025	891	876	876
			Preferred Member Units		3/31/2021	1,000							290	30
													1,270	1,010
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		14.38%	SF+	10.00%		4/27/2026	3,072	3,061	3,026
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,459
													5,436	5,485
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(30)	2/13/2018						2/13/2026	—	(1)	—
			Secured Debt		12/27/2022		14.00%				2/13/2026	4,584	4,575	4,584
			Preferred Stock		2/13/2018	2,100							2,100	4,620
													6,674	9,204
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024						6/18/2029	140	138	138
			Secured Debt		11/19/2021		12.00%				6/18/2029	4,200	4,163	4,163
			Preferred Equity		11/19/2021	1,486							1,486	1,486
			Preferred Equity	(8)	6/18/2024	767	15.00%			15.00%			840	840
													6,627	6,627
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	2,340							2,600	9,840

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	7/31/2015	5.95%							694	298

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (32) (30)	6/24/2016			SF+	7.50%		1/1/2028	—	—	—
			Secured Debt	(9)	11/22/2024		11.50%	SF+	7.50%		1/1/2028	18,282	18,176	18,282
			Member Units	(8)	6/24/2016	2,261							4,423	28,690
													22,599	46,972
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		3/31/2021		8.00%				3/31/2026	2,046	2,034	2,046
			Preferred Member Units	(8)	3/31/2021	56							1,225	2,410
													3,259	4,456
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (14) (30)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
			Secured Debt	(14)	7/1/2022		12.50%			12.50%	7/1/2027	600	555	434
			Preferred Equity		7/1/2022	15,930							1,400	—
			Member Units		4/29/2016	920							920	—
													2,875	434
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	8/9/2017	8.22%							2,092	4,462

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt		6/21/2023		13.00%				6/21/2028	400	381	400
			Secured Debt		6/21/2023		13.00%				6/21/2028	8,766	8,598	8,766
			Common Equity		6/21/2023	3,600							3,600	4,450
													12,579	13,616
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	6,436,566							6,540	7,090

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		12.07%	SF+	7.50%		8/20/2026	15,090	15,002	14,887
			Preferred Equity	(8)	12/7/2023	3,725	10.00%			10.00%			305	542
			Common Stock		8/20/2021	11,647							1,584	640
													16,891	16,069
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2026	3,550	3,543	3,543
			Secured Debt		10/31/2018		9.00%				10/31/2048	987	979	979
			Preferred Equity		10/31/2018	145							3,060	3,220
			Member Units	(8) (23)	10/31/2018	200							248	678
													7,830	8,420
KMS, LLC	(10)	Wholesaler of Closeout and Value-Priced Products
			Secured Debt		2/10/2025		12.50%			12.50%	10/1/2028	1,381	1,343	1,343
			Secured Debt		2/10/2025		12.50%			12.50%	10/1/2028	1,430	1,430	1,430
			Preferred Equity		2/10/2025	11,516							6,113	6,113
													8,886	8,886
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	12/19/2024		9.79%	SF+	5.50%		12/31/2026	2,140	2,140	2,140
			Common Equity	(23)	12/19/2024	53,505					12/31/2026		11,166	10,770
													13,306	12,910
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(30)	8/18/2014						1/31/2027	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2027	1,436	1,433	1,436
			Common Stock	(8)	8/18/2014	1,468							680	6,590
													2,113	8,026
Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure
			Secured Debt		6/4/2024		13.50%				6/4/2029	6,800	6,629	6,629
			Common Equity	(8)	6/4/2024	91,145							3,030	4,120
													9,659	10,749
NexRev LLC		Provider of Energy Efficiency Products & Services
			Preferred Member Units	(8)	2/28/2018	25,786,046							2,053	3,350

NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9) (17)	1/31/2017		10.98%	SF+	6.50%		1/31/2025	900	900	900
			Secured Debt	(17)	1/31/2017		12.00%				1/31/2025	4,610	4,610	4,610
			Preferred Member Units		11/2/2022	600							696	1,500
			Preferred Member Units		1/31/2017	122							2,966	3,050
													9,172	10,060
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock	(8)	8/6/2021	282							282	700

Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9) (30)	7/30/2021			SF+	11.00%		7/31/2026	—	(1)	—
			Secured Debt	(9)	7/30/2021		15.48%	SF+	11.00%		7/31/2026	5,390	5,362	5,390
			Preferred Stock	(8) (23)	7/30/2021	2,500							2,500	3,360
													7,861	8,750
Pinnacle TopCo, LLC		Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
			Secured Debt	(30)	12/21/2023						12/31/2028	—	(7)	—
			Secured Debt		12/21/2023		13.00%				12/31/2028	7,160	7,028	7,160
			Preferred Equity	(8)	12/21/2023	110							3,135	5,030
													10,156	12,190
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		11.25%	SF+	6.75%		4/8/2026	1,273	1,270	1,159
			Secured Debt	(9) (30)	4/8/2021			SF+	6.75%		4/8/2026	—	—	—
			Secured Debt	(9)	4/8/2021		11.25%	SF+	6.75%		4/8/2026	13,314	13,275	12,121
			Common Equity		8/12/2024	107							—	—
													14,545	13,280
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(14) (30)	12/15/2021					10.00%	12/15/2026	—	(8)	(8)
			Secured Debt	(14)	12/15/2021		12.50%			10.00%	12/15/2026	3,740	3,581	1,595
			Preferred Equity		12/15/2021	1,230							1,230	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													4,803	1,587
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.75%				6/16/2028	750	745	750
			Secured Debt	(33)	6/16/2023		12.82%				6/16/2028	22,554	22,534	22,554
			Preferred Member Units	(8)	8/31/2018	55							508	4,150
													23,787	27,454
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%			8.50%	12/31/2027	232	232	980
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,918	5,425	1,000
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,657	1,980
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	460	455	389
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	3,800	3,761	802
			Preferred Member Units		8/28/2023	1,651							165	—
			Preferred Member Units		2/1/2023	1,411							141	—
			Preferred Member Units		8/31/2018	136							2,311	—
													6,833	1,191
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(30)	5/31/2019						5/31/2027	—	(1)	(1)
			Secured Debt		5/31/2019		13.50%				5/31/2027	1,980	1,963	1,963
			Common Stock	(8)	5/31/2019	154							1,164	2,140
													3,126	4,102
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	2,200	2,148	2,148
			Preferred Equity	(8)	2/16/2024	1,000	9.00%			9.00%			1,104	1,104
													3,252	3,252
Victory Energy Operations, LLC		Provider of Industrial and Commercial Combustion Systems
			Secured Debt	(30)	10/3/2024						10/3/2029	—	(5)	(5)
			Secured Debt		10/3/2024		13.00%				10/3/2029	7,749	7,540	7,540
			Preferred Equity	(8)	10/3/2024	8,338							3,644	3,644
													11,179	11,179
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (30)	12/1/2021			SF+	6.00%		12/1/2025	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	6,440	6,375	6,375
			Preferred Equity	(8) (23)	12/1/2021	3,060							3,060	3,060
													9,435	9,435
Subtotal Affiliate Investments (51.1% of net assets at fair value)													$297,276	$367,260
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(14)	3/28/2025					10.00%	3/31/2030	$1,070	$1,070	$1,070
			Secured Debt	(14)	3/28/2025					10.00%	3/31/2030	1,070	1,070	1,070
			Preferred Equity		3/28/2025	4,342,688							2,931	2,931
			Common Stock		12/11/2020	593,927							3,148	—
			Warrants	(27)	12/11/2020	197,717					12/11/2025		—	—
													8,219	5,071
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	948	948	928
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	2,180	2,178	2,134
													3,126	3,062
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	11							83	20

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (30)	11/19/2021			P+	5.00%		11/19/2026	—	(6)	(6)
			Secured Debt	(9)	11/19/2021		12.50%	P+	5.00%		11/19/2026	7,385	7,360	7,385
													7,354	7,379
Ansira Partners II, LLC	(10)	Provider of Data-Driven Marketing Services
			Secured Debt	(9) (30)	7/1/2024			SF+	6.75%		7/1/2029	—	(42)	(42)
			Secured Debt	(9)	7/1/2024		11.07%	SF+	6.75%		7/1/2029	17,659	17,263	17,398
													17,221	17,356
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	1,101	1,101	1,101
			Secured Debt	(9)	11/6/2023		10.92%	SF+	6.50%	10.92%	11/6/2028	4,396	4,396	4,396
			Preferred Equity		11/6/2023	17,265							7,468	7,349
			Preferred Equity		11/6/2023	17,265							—	—
			Common Equity		11/9/2021	2,070							124	—
													13,089	12,846
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock	(8)	8/11/2022	62,402							62	100

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (28)	1/18/2022		10.56%	SF+	6.00%		1/18/2027	125	125	125
			Secured Debt	(9)	1/18/2022		9.57%	SF+	5.00%		1/18/2027	925	917	925
			Secured Debt	(9)	1/18/2022		11.57%	SF+	7.00%		1/18/2027	925	917	925
			Common Stock		1/18/2022	100,000							100	120
													2,059	2,095
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (30)	12/23/2022			SF+	7.25%		12/23/2027	—	(11)	(11)
			Secured Debt	(9)	12/23/2022		11.70%	SF+	7.25%		12/23/2027	3,322	3,256	3,322
			Common Equity	(8)	12/15/2021	137							130	157
													3,375	3,468
Berry Aviation, Inc.	(10)	Charter Airline Services

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(23)	3/8/2024	286,109							286	—
			Preferred Member Units	(23)	11/12/2019	122,416							—	—
			Preferred Member Units	(23)	7/6/2018	1,548,387							—	—
													286	—
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (14) (30)	6/30/2022			SF+	10.25%		6/30/2028	—	(14)	(14)
			Secured Debt	(9) (14)	6/30/2022		14.76%	SF+	10.25%	9.25%	6/30/2028	9,230	9,139	5,662
													9,125	5,648
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	880

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (14)	1/9/2024		12.95%	SF+	8.50%	11.95%	8/28/2025	215	138	139
			Secured Debt	(9) (14)	10/19/2022		15.00%	P+	7.50%	14.75%	8/28/2025	4,026	4,026	2,600
			Secured Debt	(9) (14)	8/28/2020		12.95%	SF+	8.50%	11.95%	8/28/2025	4,486	4,231	2,897
			Common Stock		10/1/2020	700,446							—	—
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	—
													9,506	5,636
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	80	80	65
			Member Units	(8)	6/30/2017	540,000							564	280
													644	345
B-O-F Corporation	(10)	Manufacturer of Gravity Flow Shelving Solutions for Retail Applications
			Secured Debt	(9)	2/3/2025		10.08%	SF+	5.75%		2/3/2030	60	46	46
			Secured Debt	(9)	2/3/2025		9.04%	SF+	4.75%		2/3/2030	3,000	2,949	2,949
			Secured Debt	(9)	2/3/2025		11.04%	SF+	6.75%		2/3/2030	3,000	2,949	2,949
			Common Equity		2/3/2025	180,000							180	180
													6,124	6,124
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		11.46%	SF+	7.00%		5/1/2028	360	349	360
			Secured Debt	(9)	5/1/2023		10.46%	SF+	6.00%		5/1/2028	3,989	3,940	3,989
			Secured Debt	(9)	5/1/2023		12.46%	SF+	8.00%		5/1/2028	3,989	3,940	3,989
			Preferred Equity		5/1/2023	360							360	310
			Common Equity		5/1/2023	360							—	—
													8,589	8,648
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9) (28)	2/1/2024		10.17%	SF+	5.75%		2/1/2029	385	366	385
			Secured Debt	(9) (30)	2/1/2024			SF+	5.75%		2/1/2029	—	(10)	(10)
			Secured Debt	(9)	2/1/2024		10.14%	SF+	5.75%		2/1/2029	11,145	10,972	11,145
			Common Equity		2/1/2024	1,000,000							1,000	1,750
													12,328	13,270

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(24)	7/21/2014	0.52%							1,870	969
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.17%							7,737	7,704
													9,607	8,673
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	4,158	3,962	—
			Secured Debt	(14) (30)	6/28/2024		15.00%			15.00%	4/1/2025	—	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	4,078	4,078	—
			Preferred Member Units		6/30/2015	4	6.00%			6.00%			3,040	—
													11,080	—
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9) (30)	6/14/2021			SF+	5.00%		6/10/2026	—	(6)	—
			Secured Debt	(9)	6/14/2021		9.45%	SF+	5.00%		6/10/2028	10,955	10,861	10,955
													10,855	10,955
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	454,344							454	594
			Preferred Equity		12/13/2021	126,446							—	—
													454	594
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9)	12/17/2021		10.38%	SF+	6.00%		12/17/2026	200	197	197
			Secured Debt		12/17/2021		12.50%				12/17/2026	2,138	2,115	2,115
			Common Stock		12/17/2021	50,000							500	530
													2,812	2,842
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	105,856							106	186

CenterPeak Holdings, LLC		Executive Search Services
			Secured Debt	(30)	12/10/2021						12/10/2026	—	(2)	—
			Secured Debt		12/10/2021		15.00%				12/10/2026	2,390	2,366	2,390
			Preferred Equity	(8)	12/10/2021	368							404	1,780
													2,768	4,170
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (28)	2/7/2022		11.56%	SF+	7.00%		2/7/2027	571	562	559
			Secured Debt	(9)	2/7/2022		11.55%	SF+	7.00%		2/7/2027	3,317	3,292	3,247
			Secured Debt	(9)	6/24/2022		11.55%	SF+	7.00%		2/7/2027	184	183	180
			Secured Debt	(9)	3/27/2023		11.55%	SF+	7.00%		2/7/2027	444	439	435
													4,476	4,421
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,666	2,321	16

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units	(8)	3/12/2020	39							—	660

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (28)	8/6/2021		12.70%	SF+	8.25%	11.96%	8/6/2026	6,734	6,674	6,175
			Secured Debt	(9)	8/6/2021		12.70%	SF+	8.25%	11.96%	8/6/2026	16,368	16,241	15,009
													22,915	21,184
Connect Telecommunications Solutions Holdings, Inc.	(13)	Value-Added Distributor of Fiber Products and Equipment
			Secured Debt		10/9/2024		13.00%				10/9/2029	3,024	2,941	2,941
			Preferred Equity		10/9/2024	2,478							1,400	1,400
													4,341	4,341
Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9) (28)	6/29/2024		10.31%	SF+	6.00%		6/28/2029	449	429	449
			Secured Debt	(9)	6/29/2024		10.32%	SF+	6.00%		6/28/2029	2,863	2,805	2,863
			Secured Debt	(9)	8/15/2024		10.31%	SF+	6.00%		6/28/2029	1,909	1,874	1,909
			Secured Debt	(9)	6/29/2024		10.57%	SF+	6.25%		6/28/2029	8,589	8,407	8,197
													13,515	13,418
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (30)	12/27/2023			SF+	6.75%		6/27/2027	—	(28)	(28)
			Secured Debt	(9) (30)	12/27/2023			SF+	6.75%		6/27/2027	—	(28)	(28)
			Secured Debt	(9)	12/27/2023		11.15%	SF+	6.75%		6/27/2027	7,125	6,987	7,017
													6,931	6,961
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (30)	6/27/2024			SF+	6.25%		6/27/2029	—	(26)	(26)
			Secured Debt	(9)	6/27/2024		10.55%	SF+	6.25%		6/27/2029	10,732	10,553	10,732
			Secured Debt	(9)	3/4/2025		10.57%	SF+	6.25%		6/27/2029	17,106	16,769	17,106
			Common Equity		3/4/2025	2,862							286	286
													27,582	28,098
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	37							52	60

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)		4/13/2018		10.00%			10.00%			1,316	—
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—
													2,092	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		11.92%	SF+	7.50%	11.92%	12/31/2026	2,384	2,226	2,286
			Secured Debt	(9)	12/20/2022		13.92%	SF+	9.50%	13.92%	12/31/2026	2,494	2,260	2,300
			Preferred Equity		12/20/2022	125,000							128	110
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,614	4,696
Electro Technical Industries, LLC	(10)	Manufacturer of Mission-Critical Electrical Distribution Systems
			Secured Debt	(9) (30)	3/31/2025			SF+	6.00%		3/31/2030	—	(93)	(93)
			Secured Debt	(9)	3/31/2025		10.30%	SF+	6.00%		3/31/2030	27,048	26,516	26,516
			Common Equity		3/31/2025	714,286							714	714
													27,137	27,137
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (30)	10/3/2022			SF+	6.00%		10/3/2026	—	—	—
			Secured Debt		10/3/2022		12.00%				10/3/2027	1,177	1,159	1,159
			Secured Debt		10/3/2022		9.00%				10/3/2052	409	405	405
			Common Stock		10/3/2022	19							374	330
			Common Stock	(23)	10/3/2022	61							102	203
													2,040	2,097
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		10.67%	SF+	6.25%		12/29/2027	2,313	2,290	1,734

Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (30)	4/7/2023			SF+	8.00%		4/7/2029	—	(7)	(7)
			Secured Debt	(9)	10/2/2024		12.40%	SF+	8.00%		4/7/2029	363	357	363
			Secured Debt	(9)	4/7/2023		12.40%	SF+	8.00%		4/7/2029	6,837	6,697	6,837
			Common Equity	(8)	4/7/2023	170,998							174	240
													7,221	7,433
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		12.56%	SF+	8.00%		12/22/2026	308	307	308
			Secured Debt	(9)	12/22/2021		12.56%	SF+	8.00%	4.00%	12/22/2026	3,998	3,985	3,994
													4,292	4,302
FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt		5/28/2024		13.00%				5/29/2029	8,098	7,105	8,098
			Warrants	(8) (27)	5/28/2024	3							980	3,660
													8,085	11,758
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (28)	11/10/2023		11.16%	SF+	6.75%		11/10/2028	2,626	2,570	2,626
			Secured Debt	(9)	11/10/2023		11.17%	SF+	6.75%		11/10/2028	9,543	9,336	9,543
			Preferred Equity		2/24/2025	16,340							16	16
			Common Equity		11/10/2023	210,084							210	150
													12,132	12,335
GradeEight Corp.	(10)	Distributor of Maintenance and Repair Parts

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	10/4/2024		13.75%	P+	6.25%		10/4/2029	541	499	528
			Secured Debt	(9) (30)	10/4/2024			SF+	7.25%		10/4/2029	—	(21)	(21)
			Secured Debt	(9) (26)	10/4/2024		11.57%	SF+	7.25%		10/4/2029	14,731	14,466	14,370
			Common Equity		10/4/2024	471							471	471
													15,415	15,348
Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		10.48%	SF+	6.00%		1/15/2026	626	625	626
			Secured Debt		12/2/2016		12.50%				1/15/2026	9,744	9,726	9,744
			Preferred Member Units	(8)	12/2/2016	56							713	5,280
			Preferred Member Units	(23)	12/2/2016	56							38	280
													11,102	15,930
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	3/7/2024		8.75%	SF+	3.50%	2.50%	6/21/2026	1,370	1,324	1,236
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	914	400	137
			Common Equity		3/7/2024	35,971							—	—
													1,724	1,373
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (30)	8/1/2022			SF+	6.50%		8/1/2027	—	(9)	(9)
			Secured Debt	(9)	8/1/2022		10.82%	SF+	6.50%		8/1/2027	1,970	1,949	1,970
			Secured Debt	(9)	6/3/2024		10.82%	SF+	6.50%		8/1/2027	1,393	1,374	1,393
			Secured Debt	(9)	8/1/2022		10.82%	SF+	6.50%		8/1/2027	4,863	4,817	4,863
			Secured Debt	(9)	6/3/2024		10.82%	SF+	6.50%		8/1/2027	2,376	2,358	2,376
													10,489	10,593
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (28)	7/3/2024		9.80%	SF+	5.50%		7/3/2029	2,432	2,411	2,395
			Secured Debt	(9)	7/3/2024		9.81%	SF+	5.50%		7/3/2029	15,451	15,308	15,212
													17,719	17,607
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		12.82%	SF+	8.25%		12/31/2027	8,000	7,871	8,000

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (30)	7/30/2021			SF+	5.75%		7/30/2026	—	(7)	—
			Secured Debt	(9)	7/30/2021		10.17%	SF+	5.75%		7/30/2028	6,154	6,107	6,154
			Secured Debt	(9)	7/30/2021		10.17%	SF+	5.75%		7/30/2028	1,917	1,902	1,917
													8,002	8,071
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Common Equity		6/8/2023	422							580	640

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9) (14)	6/1/2017		13.73%	SF+	7.75%		7/31/2025	17,023	17,023	12,262

Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		3/31/2023		12.00%				3/31/2028	3,706	3,663	3,706
			Preferred Equity	(8)	3/31/2023	21,840							1,092	2,020
													4,755	5,726
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (30)	7/19/2023			SF+	6.25%		7/19/2028	—	(29)	(29)
			Secured Debt	(9) (30)	7/19/2023			SF+	6.25%		7/19/2029	—	(26)	(26)
			Secured Debt	(9)	7/19/2023		10.54%	SF+	6.25%		7/19/2029	16,698	16,520	15,601
			Common Equity		7/19/2023	47,847							239	120
													16,704	15,666
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (28)	4/3/2023		14.42%	SF+	10.00%	2.00%	4/3/2028	723	710	659
			Secured Debt	(9)	4/3/2023		14.42%	SF+	10.00%	2.00%	4/3/2028	6,232	6,133	5,677
			Secured Debt	(9)	6/14/2023		14.42%	SF+	10.00%	2.00%	4/3/2028	1,255	1,235	1,143
			Secured Debt	(9)	12/31/2024		14.42%	SF+	10.00%	2.00%	4/3/2028	290	290	264
			Common Equity		4/3/2023	137,302							358	30
													8,726	7,773
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (28)	12/9/2021		14.41%	SF+	10.00%	14.41%	8/7/2023	2,149	2,149	1,655
			Secured Debt	(9) (14) (17)	8/7/2019		11.67%	SF+	7.00%	11.67%	8/7/2023	7,334	7,254	10
			Common Stock		12/7/2021	2,143							—	—
													9,403	1,665
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9) (28)	8/28/2019		11.97%	SF+	7.50%		12/31/2026	1,037	1,034	988
			Secured Debt	(9)	8/28/2019		11.97%	SF+	7.50%		12/31/2026	16,653	16,595	15,868
													17,629	16,856
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.00%				1/31/2028	1,128	1,115	1,115
			Secured Debt		9/1/2021		13.00%				1/31/2028	735	726	726
			Secured Debt		11/15/2021		13.00%				1/31/2028	2,236	2,236	2,236
			Secured Debt		11/15/2021		13.00%				1/31/2028	4,406	4,349	4,349
			Secured Debt		1/31/2023		13.00%				1/31/2028	2,389	2,316	2,316
			Preferred Equity		6/26/2024	178	25.00%			25.00%			178	190
			Common Stock		8/3/2021	50,753							689	710
													11,609	11,642
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (31)	4/13/2023		10.91%	SF+	6.60%	8.41%	4/14/2028	2,962	2,792	428
			Common Equity		4/13/2023	186,322							—	—
													2,792	428
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9) (30)	5/20/2024			SF+	5.50%		5/17/2029	—	(5)	(5)
			Secured Debt	(9) (26)	5/20/2024		10.07%	SF+	5.50%		5/17/2029	2,111	2,078	2,063

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (26)	5/20/2024		11.07%	SF+	6.50%		5/17/2029	2,111	2,078	2,063
			Secured Debt	(9) (26)	5/20/2024		12.07%	SF+	7.50%		5/17/2029		2,078	2,063
													6,229	6,184
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		12.96%	SF+	8.50%		6/21/2027	295	291	295
			Secured Debt	(9)	6/21/2023		12.96%	SF+	8.50%		6/21/2027	248	245	248
			Secured Debt	(9)	6/21/2023		11.96%	SF+	7.50%		6/21/2027	1,110	954	1,110
			Secured Debt	(9)	6/21/2023		13.96%	SF+	9.50%		6/21/2027	1,110	954	1,110
			Warrants	(27)	6/21/2023	48,327					6/21/2033		523	1,660
													2,967	4,423
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		11.58%	SF+	7.00%		11/4/2026	1,563	1,547	1,563
			Secured Debt	(9) (26)	2/27/2024		11.45%	SF+	7.00%		11/4/2026	1,251	1,238	1,251
			Secured Debt	(9) (26)	11/1/2024		11.45%	SF+	7.00%		11/4/2026	1,333	1,301	1,333
			Secured Debt	(9)	11/8/2021		11.68%	SF+	7.00%		11/4/2026	3,633	3,596	3,633
			Preferred Equity		11/8/2021	5,653,333							216	1,740
													7,898	9,520
JDC Power Services, LLC	(10)	Provider of Electrical Equipment and Maintenance Services for Datacenters
			Secured Debt	(9) (30)	6/28/2024			SF+	6.50%		6/28/2029	—	(44)	(44)
			Secured Debt	(9)	6/28/2024		10.80%	SF+	6.50%		6/28/2029	17,559	17,192	17,559
													17,148	17,515
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	3/30/2024		13.14%	SF+	8.75%	6.00%	3/29/2029	1,493	1,493	1,493
			Secured Debt	(9)	3/30/2024		13.14%	SF+	8.75%	13.14%	3/29/2029	1,127	1,127	1,127
			Common Stock		3/29/2024	4,535,784							166	110
													2,786	2,730
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	2,591	2,571	2,571
			Preferred Equity	(8)	3/28/2022	12,214							1,221	1,520
													3,792	4,091
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (28)	12/22/2021		10.80%	SF+	6.25%		12/22/2026	702	697	665
			Secured Debt	(9)	12/22/2021		10.80%	SF+	6.25%		12/22/2026	2,941	2,919	2,787
			Secured Debt	(9)	2/1/2024		10.80%	SF+	6.25%		12/22/2026	275	270	262
			Common Equity		12/22/2021	140,351							140	10
													4,026	3,724
LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	9/17/2024		11.67%	SF+	7.25%		12/31/2025	701	701	701
			Secured Debt	(9)	5/2/2019		11.67%	SF+	7.25%		12/31/2025	7,828	7,784	7,828
			Secured Debt	(9)	5/2/2019		11.67%	SF+	7.25%		12/31/2025	5,167	5,138	5,167
			Secured Debt	(9)	2/26/2021		11.67%	SF+	7.25%		12/31/2025	858	853	858
			Secured Debt	(9)	5/12/2022		11.67%	SF+	7.25%		12/31/2025	8,695	8,643	8,695
													23,119	23,249
LLFlex, LLC	(10)	Provider of Metal-Based Laminates

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	8/16/2021		12.46%	SF+	8.00%	3.00%	8/16/2026	4,627	4,599	3,630

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9) (17)	1/8/2018		12.25%	P+	4.25%		12/22/2024	12,672	12,672	11,323

Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(30)	10/19/2022						10/19/2025	—	—	—
			Secured Debt		10/19/2022		9.75%				10/19/2027	1,397	1,376	1,376
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			434	434
			Common Stock	(8)	10/19/2022	112,865							113	540
													1,923	2,350
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (30)	4/4/2022			SF+	5.75%		4/3/2028	—	(4)	(4)
			Secured Debt	(9)	11/20/2024		10.17%	SF+	5.75%		4/3/2028	1,338	1,322	1,338
			Secured Debt	(9)	4/4/2022		10.07%	SF+	5.75%		4/3/2028	2,389	2,364	2,389
													3,682	3,723
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (28)	11/30/2023		10.56%	SF+	6.25%		11/30/2028	1,065	1,044	1,028
			Secured Debt	(9) (26)	11/30/2023		10.55%	SF+	6.25%		11/30/2028	856	840	826
			Secured Debt	(9)	11/30/2023		9.56%	SF+	5.25%		11/30/2028	3,193	3,136	3,081
			Secured Debt	(9)	11/30/2023		11.56%	SF+	7.25%		11/30/2028	3,193	3,134	3,082
			Common Equity		11/30/2023	336,496							343	220
													8,497	8,237
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		14.00%				8/19/2029	2,400	2,208	2,208
			Preferred Member Units	(8)	8/19/2024	40,821	12.00%			12.00%			440	440
			Warrants	(27)	8/19/2024	14,842					8/19/2029		148	148
													2,796	2,796
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	5/24/2022		10.55%	SF+	6.25%		5/24/2027	1,181	1,172	1,172
			Secured Debt	(9)	5/24/2022		10.55%	SF+	6.25%		5/24/2027	3,063	3,037	3,284
			Secured Debt	(9)	5/24/2022		10.81%	SF+	6.25%		5/24/2027	5,201	5,158	5,201
			Unsecured Debt		3/1/2024		8.00%			8.00%	6/30/2025	34	34	34
			Unsecured Debt		9/25/2024		8.00%			8.00%	12/21/2025	32	32	32
			Unsecured Debt		1/31/2025		8.00%			8.00%	3/31/2026	22	22	22
			Common Stock		8/30/2022	15,935,356							268	141
													9,723	9,886
NinjaTrader, LLC	(10)	Operator of Futures Trading Platform
			Secured Debt	(9) (30)	12/18/2019			SF+	6.50%		12/18/2026	—	(2)	(2)
			Secured Debt	(9)	12/18/2019		10.96%	SF+	6.50%		12/18/2026	14,404	14,303	14,404
													14,301	14,402
Northwind Midstream Partners LLC	(10)	Owner and Operator of Midstream Gas Infrastructure

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	3/18/2025		10.70%	SF+	6.25%		3/18/2030	12,500	12,254	12,254

Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9)	6/21/2024		11.93%	SF+	7.50%		12/21/2028	260	248	256
			Secured Debt	(9)	6/21/2024		11.93%	SF+	7.50%		6/21/2029	11,949	11,650	11,755
													11,898	12,011
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		11.30%	SF+	7.00%		11/16/2027	1,047	1,038	1,047
			Secured Debt	(9)	4/1/2024		11.30%	SF+	7.00%		11/16/2027	2,910	2,890	2,910
													3,928	3,957
Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	806							1,805	410

Power System Solutions	(10)	Backup Power Generation
			Secured Debt	(9) (30)	6/7/2023			SF+	6.50%		6/7/2028	—	(25)	(25)
			Secured Debt	(9)	6/7/2023		10.82%	SF+	6.50%		6/7/2028	2,633	2,579	2,633
			Secured Debt	(9)	6/7/2023		10.82%	SF+	6.50%		6/7/2028	7,839	7,689	7,839
			Common Equity		6/7/2023	532							532	1,780
													10,775	12,227
PrimeFlight Aviation Services	(10) (13)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		10.58%	SF+	5.50%		5/1/2029	5,895	5,746	5,895
			Secured Debt	(9)	9/7/2023		9.83%	SF+	5.50%		5/1/2029	563	547	563
			Secured Debt	(9)	1/30/2024		9.83%	SF+	5.50%		5/1/2029	566	554	566
			Secured Debt	(9)	6/28/2024		9.83%	SF+	5.25%		5/1/2029	643	635	643
			Secured Debt	(9)	1/21/2025		9.54%	SF+	5.25%		5/1/2029	1,425	1,412	1,425
													8,894	9,092
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (28)	8/19/2022		12.81%	SF+	8.25%		8/19/2027	448	439	441
			Secured Debt	(9)	8/19/2022		12.84%	SF+	8.25%		8/19/2027	1,120	1,102	1,103
													1,541	1,544
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Preferred Equity		10/2/2023	13,021							1,289	1,289
			Common Equity		4/1/2024	13,021							13	1,560
													1,302	2,849
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (30) (28)	8/24/2023			SF+	6.50%		8/24/2028	—	(39)	—
			Secured Debt	(9)	8/24/2023		10.80%	SF+	6.50%		8/24/2028	10,222	10,009	10,222
			Secured Debt	(9)	9/10/2024		10.79%	SF+	6.50%		8/24/2028	5,033	4,947	5,033
													14,917	15,255
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (30)	8/27/2021			SF+	8.00%		8/27/2026	—	(6)	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	8/27/2021		11.57%	SF+	7.00%		8/27/2026	4,219	4,171	3,848
			Secured Debt	(9)	8/27/2021		13.57%	SF+	9.00%		8/27/2026	4,219	4,171	3,823
													8,336	7,671
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		12.49%	SF+	8.00%	2.00%	11/16/2025	6,575	6,567	6,575
			Secured Debt	(9)	7/16/2021		12.49%	SF+	8.00%	2.00%	11/16/2025	8,087	8,076	8,087
													14,643	14,662
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				3/21/2030	6,470	6,351	6,470
			Common Stock	(8)	9/13/2018	17,500							—	490
													6,351	6,960
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (30)	8/8/2024			SF+	5.25%		8/8/2029	—	—	—
			Secured Debt	(9)	8/8/2024		9.67%	SF+	5.25%		8/8/2029	33,214	33,185	33,214
			Common Equity		12/10/2021	61							61	62
													33,246	33,276
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (28)	7/1/2022		11.96%	SF+	7.50%		7/1/2027	440	431	440
			Secured Debt	(9)	7/1/2022		11.95%	SF+	7.50%		7/1/2027	4,863	4,819	4,862
			Common Stock		7/1/2022	200,000							200	220
													5,450	5,522
TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9)	12/31/2024		10.14%	SF+	5.75%		12/31/2029	93	87	91
			Secured Debt	(9) (30)	12/31/2024			SF+	5.75%		12/31/2029	—	(5)	(5)
			Secured Debt	(9)	12/31/2024		10.13%	SF+	5.75%		12/31/2029	2,328	2,295	2,275
													2,377	2,361
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(23)	7/7/2021	1,000,000							1,000	2,290

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		10.00%				8/9/2026	30	29	29
			Secured Debt		8/9/2021		10.00%				8/9/2026	1,300	1,292	1,277
			Preferred Stock	(8)	9/1/2023	78,227							78	78
			Preferred Stock	(8)	8/9/2021	320,000							1,600	1,600
													2,999	2,984
Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9) (30)	3/11/2024			SF+	6.50%		3/11/2029	—	(38)	(38)
			Secured Debt	(9)	3/11/2024		10.80%	SF+	6.50%		3/11/2029	13,049	12,689	13,049
			Secured Debt	(9)	2/27/2025		10.80%	SF+	6.50%		3/11/2029	1,665	1,625	1,665
			Preferred Equity		3/11/2024	468,750	8.00%			8.00%			469	540
													14,745	15,216
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		11.90%	SF+	7.40%	6.00%	5/2/2027	6,750	2,007	2,700
			Secured Debt	(14)	6/1/2023						5/2/2027	692	15	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													2,022	2,700
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	7/29/2024		10.57%	SF+	6.25%		7/27/2029	19,441	19,091	19,115
			Common Equity		7/29/2024	412,371							412	380
													19,503	19,495
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		11.80%	SF+	7.50%		4/5/2029	3,000	2,942	3,000

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(28)	12/22/2023		11.44%	SF+	7.00%		12/22/2028	2,045	1,998	2,045
			Secured Debt	(9)	12/22/2023		11.44%	SF+	7.00%		12/22/2028	12,344	12,114	12,344
													14,112	14,389
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	769,231							769	1,950

Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	312	310	294
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	54	51	51
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	2,223	2,212	2,091
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	2,005	1,995	1,886
													4,568	4,322
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9) (26)	3/1/2022		9.32%	SF+	5.00%		3/1/2028	3,343	3,335	3,343
			Secured Debt	(9)	3/1/2022		9.32%	SF+	5.00%		3/1/2028	14,815	14,783	14,815
			Secured Debt	(9)	11/3/2023		9.32%	SF+	5.00%		3/1/2028	7,373	7,352	7,373
			Common Stock	(8)	3/1/2022	200,000							200	640
													25,670	26,171
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (28)	11/19/2021		12.56%	SF+	8.00%		11/19/2026	3,333	3,291	3,273
			Secured Debt	(9)	11/19/2021		12.57%	SF+	8.00%		11/19/2026	2,343	2,314	2,300
			Secured Debt	(9)	1/16/2024		11.57%	SF+	7.00%		11/19/2026	9,050	8,929	8,885
			Secured Debt	(9)	1/16/2024		13.57%	SF+	9.00%		11/19/2026	9,050	8,929	8,885
													23,463	23,343
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		11.00%				12/12/2027	1,364	1,350	1,350
			Preferred Equity	(8)	12/12/2022	530							530	530
													1,880	1,880
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		9.65%	SF+	5.25%		12/20/2028	1,173	1,155	1,173
			Secured Debt	(9)	12/17/2021		9.64%	SF+	5.25%		12/20/2028	2,322	2,300	2,322
			Secured Debt	(9)	3/31/2025		10.15%	SF+	5.75%		12/20/2028	608	596	608

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													4,051	4,103
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		11.90%	SF+	7.50%		8/9/2026	5,059	5,012	4,411

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	2/10/2025		11.70%	SF+	7.25%		10/10/2025	132	132	132
			Secured Debt	(9)	2/10/2025		11.70%	SF+	7.25%		10/10/2025	230	230	230
			Secured Debt	(9) (14) (17)	2/11/2022		11.91%	SF+	7.25%	11.91%	12/31/2024	2,083	2,083	1,543
			Secured Debt	(9) (14) (17)	2/11/2022		11.91%	SF+	7.25%	11.91%	12/31/2024	522	522	387
													2,967	2,292
ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		12.50%	P+	5.00%		6/14/2029	691	670	691
			Secured Debt	(9) (26)	6/14/2024		10.27%	SF+	6.00%		6/14/2029	1,000	975	1,000
			Secured Debt	(9)	6/14/2024		10.28%	SF+	6.00%		6/14/2029	815	804	815
			Secured Debt	(9)	6/14/2024		10.30%	SF+	6.00%		6/14/2029	5,835	5,738	5,835
													8,187	8,341
Subtotal Non-Control/Non-Affiliate Investments (114.7% of net assets at fair value)													$851,266	$824,320
Total Portfolio Investments, March 31, 2025 (175.4% of net assets at fair value)													$1,203,330	$1,260,853

Money market funds (included in cash and cash equivalents)
First American Treasury Obligations Fund Class Z	(16)												$13,968	$13,968
Fidelity Government Portfolio Fund Class III	(34)												1,563	1,563
Total money market funds													$15,531	$15,531
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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 97% of the loans (based on the par amount) contain Secured Overnight Financing Rate (“SOFR”) floors which range between 0.75% and 5.25%, with a weighted-average floor of 1.32%.
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
(16)Effective yield as of March 31, 2025 was approximately 4.21% on the First American Treasury Obligations Fund Class Z.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of March 31, 2025.
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
(25)A majority of the variable rate loans in the Company’s Investment Portfolio (defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of March 31, 2025, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2025.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)RLOC facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2025.
(29)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2025
(dollars in thousands)
(Unaudited)
(30)The position is unfunded and no interest income is being earned as of March 31, 2025. The position may earn a nominal unused facility fee on committed amounts.
(31)Investment is accruing income at the fixed cash rate of 2.50% as of March 31, 2025.
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
(34)Effective yield as of March 31, 2025 was approximately 3.98% on the Fidelity Government Portfolio Fund Class III.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
BDB Holdings, LLC		Casual Restaurant Group
			Preferred Equity		11/4/2024	12,504,663							$13,025	$12,610

Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.75%							655	530

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		10.66%	SF+	6.00%		10/29/2026	1,550	1,539	1,550
			Secured Debt		12/19/2014		12.66%	SF+	8.00%		10/29/2026	19,944	19,852	19,944
			Member Units		12/19/2014	2,896							6,435	22,600
													27,826	44,094
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (24)	10/1/2017	49.3%							3,345	8,740

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		3/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		3/31/2023	2,184,683							1,705	3,004
			Preferred Member Units		3/31/2023	61,077							—	—
			Preferred Member Units		1/26/2015	2,090,001							6,000	—
			Common Stock		3/31/2023	772,620							1,104	—
													9,709	3,904
Subtotal Control Investments (11.2% of net assets at fair value)													$54,560	$69,878
Affiliate Investments (6)
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(30)	8/16/2019						8/16/2029	$—	$—	$—
			Secured Debt		8/16/2019		13.75%				8/16/2029	1,024	1,012	1,012
			Preferred Member Units		5/20/2021	607							607	1,330
			Preferred Member Units		8/16/2019	800							800	—
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,498	2,342
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12.25%							528	1,953

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		3/7/2022		10.00%				3/7/2027	50	50	50
			Secured Debt		3/7/2022		10.00%				3/7/2027	30	30	30
			Secured Debt		3/7/2022		10.00%				3/7/2027	1,175	1,165	1,165
			Preferred Stock	(8)	3/7/2022	453							455	570
													1,700	1,815
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		14.66%	SF+	10.00%		12/31/2025	1,254	1,254	1,254
			Preferred Member Units	(8)	1/9/2018	737							1,070	1,170

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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	4/1/2018		14.56%	SF+	10.00%		4/27/2026	3,154	3,140	3,105
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,459
													5,515	5,564
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(30)	2/13/2018						2/13/2026	—	(2)	—
			Secured Debt		12/27/2022		14.00%				2/13/2026	4,668	4,656	4,668
			Preferred Stock		2/13/2018	2,100							2,100	4,480
													6,754	9,148
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		12.00%				6/19/2029	140	138	138
			Secured Debt		11/19/2021		12.00%				6/19/2029	4,200	4,161	4,161
			Preferred Equity		11/19/2021	1,486							1,486	1,486
			Preferred Equity	(8)	6/18/2024	767	15.00%			15.00%			810	810
													6,595	6,595
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Preferred Equity	(8)	10/29/2021	2,340							2,600	8,980

Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(8) (24)	7/31/2015	5.95%							1,659	1,263

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (32) (30)	6/24/2016			SF+	7.00%		1/1/2028	—	—	—
			Secured Debt	(9) (32)	11/22/2024		11.00%	SF+	7.00%		1/1/2028	18,282	18,166	18,282
			Member Units	(8)	6/24/2016	2,261							4,423	28,690
													22,589	46,972
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	2,046	2,030	2,046
			Preferred Member Units	(8)	3/31/2021	56.39%							1,225	2,640
													3,255	4,686
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (14) (30)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
			Secured Debt	(14)	7/1/2022		12.50%			12.50%	7/1/2027	600	581	378
			Preferred Equity		7/1/2022	15,930							1,400	—
			Member Units		4/29/2016	920							920	—
													2,901	378
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	8/9/2017	8.2%							2,296	4,472

IG Investor, LLC		Military and Other Tactical Gear

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		6/21/2023		13.00%				6/21/2028	400	379	379
			Secured Debt		6/21/2023		13.00%				6/21/2028	8,876	8,693	8,693
			Common Equity		6/21/2023	3,600							3,600	4,060
													12,672	13,132
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	6,436,566							6,540	7,290

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		12.35%	SF+	7.50%		8/20/2026	15,090	14,986	14,872
			Preferred Equity	(8)	12/7/2023	3,725	10.00%			10.00%			297	535
			Common Stock		8/20/2021	11,647							1,584	640
													16,867	16,047
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2026	3,750	3,741	3,741
			Secured Debt		10/31/2018		9.00%				10/31/2048	990	982	982
			Preferred Equity		10/31/2018	145							3,060	3,060
			Member Units	(8) (23)	10/31/2018	200							248	678
													8,031	8,461
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Common Equity	(23)	12/19/2024	53,505					12/31/2026		11,166	11,166

Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(30)	8/18/2014						1/31/2027	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2027	1,436	1,433	1,436
			Common Stock	(8)	8/18/2014	1,468							680	6,590
													2,113	8,026
Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure
			Secured Debt	(9) (30)	6/4/2024			SF+	6.50%		6/4/2025	—	(12)	(12)
			Secured Debt		6/4/2024		13.50%				6/4/2029	6,800	6,619	6,619
			Common Equity	(8)	6/4/2024	91,145							3,030	3,890
													9,637	10,497
NexRev LLC		Provider of Energy Efficiency Products & Services
			Secured Debt		2/28/2018						2/28/2025	—	—	—
			Secured Debt		2/28/2018		9.00%				2/28/2025	2,453	2,450	2,453
			Preferred Member Units	(8)	2/28/2018	25,786,046							2,053	2,970
													4,503	5,423
NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	1/31/2017		11.16%	SF+	6.50%		1/31/2025	900	900	900
			Secured Debt		1/31/2017		12.00%				1/31/2025	4,610	4,610	4,610
			Preferred Member Units		11/2/2022	600							696	1,500
			Preferred Member Units		1/31/2017	122							2,966	2,890
													9,172	9,900

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock		8/6/2021	282							282	640

Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9) (30)	7/30/2021			SF+	11.00%		7/31/2026	—	(1)	—
			Secured Debt	(9)	7/30/2021		15.66%	SF+	11.00%		7/31/2026	5,490	5,456	5,490
			Preferred Stock	(8) (23)	7/30/2021	2,500							2,500	3,360
													7,955	8,850
Pinnacle TopCo, LLC		Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
			Secured Debt	(30)	12/21/2023						12/31/2028	—	(8)	—
			Secured Debt		12/21/2023		13.00%				12/31/2028	7,160	7,019	7,160
			Preferred Equity	(8)	12/21/2023	110							3,135	4,590
													10,146	11,750
RA Outdoors LLC	(10) (13)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		11.74%	SF+	6.75%	11.74%	4/8/2026	1,311	1,307	1,215
			Secured Debt	(9)	4/8/2021		11.74%	SF+	6.75%	11.74%	4/8/2026	13,714	13,665	12,710
			Common Equity		8/12/2024	107		SF+	6.75%	11.59%	4/8/2026		—	—
													14,972	13,925
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(14) (30)	12/15/2021					10.00%	12/15/2026	—	(7)	(7)
			Secured Debt	(14)	12/15/2021		12.50%			10.00%	12/15/2026	3,740	3,604	1,617
			Preferred Equity		12/15/2021	1,230							1,230	—
													4,827	1,610
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.75%				6/16/2028	750	744	750
			Secured Debt	(33)	6/16/2023		12.79%				6/16/2028	22,554	22,533	22,554
			Preferred Member Units	(8)	8/31/2018	55							508	4,550
													23,785	27,854
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%			8.50%	12/31/2027	227	227	227
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,918	5,425	1,826
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,652	2,053
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	460	455	412
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	3,800	3,761	901
			Preferred Member Units		8/28/2023	1,651							165	—
			Preferred Member Units		2/1/2023	1,411							141	—
			Preferred Member Units		8/31/2018	136							2,311	—
													6,833	1,313
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(30)	5/31/2019						5/31/2027	—	(1)	(1)
			Secured Debt		5/31/2019		13.50%				5/31/2027	1,980	1,962	1,962
			Common Stock	(8)	5/31/2019	154							1,164	2,140

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													3,125	4,101
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	2,200	2,145	2,145
			Preferred Equity	(8)	2/16/2024	1,000	9.00%			9.00%			1,080	1,080
													3,225	3,225
Victory Energy Operations, LLC		Provider of Industrial and Commercial Combustion Systems
			Secured Debt	(30)	10/3/2024						10/3/2029	—	(5)	(5)
			Secured Debt		10/3/2024		13.00%				10/3/2029	7,749	7,529	7,529
			Preferred Equity		10/3/2024	8,338							3,644	3,644
													11,168	11,168
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (30)	12/1/2021			SF+	6.00%		12/1/2025	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	6,440	6,366	6,366
			Preferred Equity	(8) (23)	12/1/2021	3,060							3,060	3,060
													9,426	9,426
Subtotal Affiliate Investments (56.2% of net assets at fair value)													$284,211	$351,360
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		1/31/2023		18.00%			18.00%	6/25/2025	$210	$210	$209
			Secured Debt		12/11/2020		18.00%			18.00%	6/25/2025	6,013	5,971	5,975
			Common Stock		12/11/2020	593,927							3,148	$—
			Warrants	(27)	12/11/2020	197,717					12/11/2025		—	—
													9,329	6,184
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	946	946	928
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	2,251	2,248	2,209
													3,194	3,137
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	11							83	30

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (30)	11/19/2021			P+	5.00%		11/19/2026	—	(6)	(6)
			Secured Debt	(9)	11/19/2021		12.50%	P+	5.00%		11/19/2026	7,703	7,673	7,703
													7,667	7,697
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/11/2022		14.49%	SF+	9.75%	14.49%	4/10/2026	5,626	5,614	4,480
			Secured Debt	(9) (14)	3/11/2022		16.49%	SF+	11.75%	16.49%	4/10/2026	4,270	4,244	2,621
													9,858	7,101
American Teleconferencing Services, Ltd.	(11)	Provider of Audio Conferencing and Video Collaboration Solutions
			Secured Debt	(14) (17)	9/17/2021						4/7/2023	2,425	2,375	59
			Secured Debt	(14) (17)	5/19/2016						6/8/2023	11,693	11,451	282
													13,826	341

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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 96% of the loans (based on the par amount) contain Term SOFR floors which range between 0.75% and 5.25%, with a weighted-average floor of 1.28%.
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
(25)A majority of the variable rate loans in the Company’s Investment Portfolio (defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
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
MSC Income also maintains a portfolio of customized long-term debt and equity investments in lower middle market (“LMM”) companies (its “LMM investment portfolio”), and through those investments MSC Income has partnered with entrepreneurs, business owners and management teams in co-investments with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange (“NYSE”) listed business development company (“BDC”), utilizing the customized “one-stop” debt and equity financing solutions provided in Main Street’s LMM investment strategy (the “LMM investment strategy”). Through the LMM investment strategy, MSC Income primarily invested in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the United States. Effective upon the MSC Income Listing (as defined below) on January 29, 2025, MSC Income changed its investment strategy for investments in new portfolio companies to be solely focused on its Private Loan investment strategy, rather than its historical focus primarily on its Private Loan investment strategy and secondarily on the LMM investment strategy (as further discussed below).
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
MSIF was formed in November 2011 to operate as an externally managed BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). MSIF has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSIF generally does not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.
On October 28, 2020, MSC Income’s stockholders approved the appointment of MSC Adviser I, LLC (the “Adviser”), which is wholly-owned by Main Street, as MSC Income’s investment adviser and administrator under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “Prior Investment Advisory Agreement”).
On January 29, 2025, MSC Income’s shares of common stock were listed on the NYSE under the ticker symbol “MSIF” (the “MSC Income Listing”).
On January 29, 2025, in connection with the MSC Income Listing, MSC Income entered into an Amended and Restated Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”) with the Adviser. The

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Advisory Agreement was approved by the affirmative vote of the holders of a majority of MSC Income’s outstanding voting securities, as defined in the 1940 Act, at a special meeting of MSC Income’s stockholders held on December 11, 2024 (the “2025 Special Meeting”), effective upon the MSC Income Listing. In such role, the Adviser has the responsibility to manage the business of MSC Income, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor MSC Income’s Investment Portfolio and provide ongoing administrative services.
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
On January 30, 2025, in connection with the MSC Income Listing, MSC Income closed a follow-on public offering of 5,500,000 shares of its common stock, at the public offering price of $15.53 per share. In addition, on February 3, 2025, MSC Income issued and sold 825,000 additional shares of its common stock, at the public offering price of $15.53 per share, pursuant to the underwriters’ full exercise of their overallotment option (together with the offering and sale of the 5,500,000 shares, the “MSC Income Offering”). Net of underwriting discounts and commissions and offering costs, MSC Income received net cash proceeds of $90.5 million in connection with the MSC Income Offering.
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
2.Basis of Presentation
MSC Income’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. MSC Income’s results of operations for the three months ended March 31, 2025 and 2024, cash flows for the three months ended March 31, 2025 and 2024 and financial position as of March 31, 2025 and December 31, 2024 are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of MSC Income are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2025 are not necessarily

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
MSC Income’s portfolio strategy calls for it to invest primarily in debt securities issued by Private Loan companies. MSC Income also maintains its LMM investment portfolio and its portfolio strategy calls for it to invest in future follow-on investments in illiquid debt and equity securities issued by its existing LMM portfolio companies, as or if such opportunities exist. Effective on the date of the MSC Income Listing, the Company has changed its investment

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
strategy with respect to new platform investments to be solely focused on the Private Loan investment strategy. As a result, the size of the LMM investment portfolio is expected to decrease over time as existing LMM investments are repaid or sold in the ordinary course of business. MSC Income also maintains a legacy portfolio of investments in Middle Market companies and a limited portfolio of Other Portfolio investments which are also expected to decrease over time as MSC Income is generally no longer making new Middle Market investments or Other Portfolio investments. MSC Income’s portfolio investments may be subject to restrictions on resale.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations and recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 13 and 14 Private Loan portfolio companies during the three months ended March 31, 2025 and 2024, respectively, representing 26% and 21% of the total Private Loan portfolio at fair value as of March 31, 2025 and 2024, respectively. A total of 63 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2025, representing 88% of the total Private Loan portfolio at fair value as of March 31, 2025. Excluding

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
its investments in Private Loan portfolio companies that, as of March 31, 2025, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment, 96% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2025.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each LMM portfolio company at least once every calendar year, and for MSC Income’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 12 LMM portfolio companies during each of the three months ended March 31, 2025 and 2024, representing 26% of the total LMM portfolio at fair value as of both March 31, 2025 and 2024. A total of 48 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2025, representing 95% of the total LMM portfolio at fair value as of March 31, 2025. Excluding its investments in LMM portfolio companies that, as of March 31, 2025, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2025.
For valuation purposes, all of MSC Income’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, MSC Income uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. MSC Income generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (91% and 93% as of March 31, 2025 and December 31, 2024, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) MSC Income has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
For valuation purposes, all of MSC Income’s Other Portfolio investments are non-control investments. MSC Income’s Other Portfolio investments comprised 1.8% and 2.0% of MSC Income’s Investment Portfolio at fair value as of March 31, 2025 and December 31, 2024, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income generally determines the fair value of these investments using the NAV valuation method.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. MSC Income believes its Investment Portfolio as of March 31, 2025 and December 31, 2024 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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
Macroeconomic factors, including pandemics, risk of recession, inflation, supply chain constraints or disruptions, geopolitical disruptions, uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries and changing market index interest rates, and the related effect on the U.S. and global economies, have impacted, and may continue to impact, the businesses and operating results of certain of MSC Income’s portfolio companies. As a result of these and other current effects of macroeconomic factors, as well as the uncertainty regarding the extent and duration of their impact, the valuation of MSC Income’s Investment Portfolio has and may continue to experience increased volatility.
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2025 and December 31, 2024, the Company had $15.5 million and $14.4 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of March 31, 2025 and December 31, 2024, cash balances totaling $22.8 million and $13.5 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is sold or written off, MSC Income removes it from non-accrual status.
As of March 31, 2025, investments on non-accrual status comprised 2.8% of MSC Income’s total Investment Portfolio at fair value and 6.1% at cost. As of December 31, 2024, investments on non-accrual status comprised 1.5% of MSC Income’s total Investment Portfolio at fair value and 5.6% at cost.
MSC Income holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.8. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the PIK interest and cumulative dividends in cash. MSC Income stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2025 and 2024, (i) 5.8% and 4.5%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.2% and 0.1%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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
A presentation of total investment income MSC Income received from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$27,424	$29,059
Dividend income	5,142	2,472
Fee income	661	2,419
Total investment income	$33,227	$33,950
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
6.Equity Offering Costs
The Company’s offering costs are charged against the proceeds from equity offerings when the proceeds are received.
7.Unearned Income—Debt Origination Fees and Original Issue Discount and Discounts / Premiums to Par Value
MSC Income capitalizes debt origination fees received in connection with financings and reflects such fees as unearned income netted against the applicable debt investments. The unearned income from the fees is accreted into income over the life of the financing.
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
To maintain RIC tax treatment (as discussed in Note B.8. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the interest income. For the three months ended March 31, 2025 and 2024, 2.3% and 2.5%, respectively, of MSC Income’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
8.Income Taxes
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
9.Net Realized Gains or Losses and Net Unrealized Appreciation or Depreciation
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and includes investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net unrealized appreciation or depreciation reflects the net change in the fair value of the Investment Portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.
10.Fair Value of Financial Instruments
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
11.Earnings Per Share
Basic and diluted per share calculations, including net increase in net assets resulting from operations per share and net investment income per share, are computed utilizing the weighted-average number of shares of common stock outstanding for the period.
12.Segments
MSC Income operates as a single segment with a principal investment objective to maximize total return primarily by generating current income from debt investments and, to a lesser extent, by generating current income and capital appreciation from equity and equity-related investments. The Adviser’s Investment Committee and the Company’s Chief Executive Officer collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Company’s chief operating decision maker (the “CODM”). Among other metrics, the CODM uses net investment income as a primary U.S. GAAP profit or loss metric used in making operating decisions, which can be found

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
on the Consolidated Statement of Operations along with significant expenses. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.
13.Recently Issued or Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024, and early adoption is permitted. The Company has determined that ASU 2023-09 will not have a material impact on the consolidated financial statements and the notes thereto.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized within the Level 3 tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
As of March 31, 2025 and December 31, 2024, MSC Income’s Private Loan portfolio investments primarily consisted of investments in secured debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, all of MSC Income’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s LMM portfolio investments were categorized as Level 3 as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, MSC Income’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, MSC Income’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s Other Portfolio investments were categorized as Level 3 as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
The following tables provide a summary of the significant unobservable inputs used to fair value MSC Income’s Level 3 portfolio investments as of March 31, 2025 and December 31, 2024:

Type of Investment	Fair Value as of March 31, 2025 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)	Weighted-Average (3)(4)	Median (3)
Equity investments	$291,419	Discounted cash flow	WACC	11.3% - 22.3%	14.7%	15.0%
		Market comparable / Enterprise value	EBITDA multiple (1)	5.0x - 8.5x (2)	6.6x	6.5x
Debt investments	$964,554	Discounted cash flow	Risk adjusted discount rate (5)	8.9% - 15.8% (2)	12.7%	12.3%
			Expected principal recovery percentage	0.3% - 500.0%	99.9%	100.0%
Debt investments	$4,880	Market approach	Third-party quote	14.5 - 75.0	50.1	40.0
Total Level 3 investments	$1,260,853
_____________________
(1)EBITDA may include proforma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 13.5x and the range for risk adjusted discount rate is 7.2% - 36.2%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
(4)Weighted-average is calculated for each significant unobservable input based on the applicable security’s fair value.
(5)Discount rate includes the effect of the standard SOFR base rate, as applicable.

Type of Investment	Fair Value as of December 31, 2024 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)	Weighted-Average (3)(4)	Median (3)
Equity investments	$281,831	Discounted cash flow	WACC	11.5% - 22.5%	14.8%	15.1%
		Market comparable / Enterprise value	EBITDA multiple (1)	4.9x - 9.0x (2)	6.6x	6.5x
Debt investments	$862,813	Discounted cash flow	Risk adjusted discount rate (5)	8.5% - 18.0% (2)	13.2%	12.1%
			Expected principal recovery percentage	0.3% - 100.0%	99.7%	100.0%
Debt investments	$32,863	Market approach	Third-party quote	21.0 - 99.4	82.9	84.5
Total Level 3 investments	$1,177,507
_____________________
(1)EBITDA may include proforma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 17.0x and the range for risk adjusted discount rate is 6.8% - 38.3%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input.
(4)Weighted-average is calculated for each significant unobservable input based on the applicable security’s fair value.
(5)Discount rate includes the effect of the standard SOFR base rate, as applicable.
The following tables provide a summary of changes in fair value of MSC Income’s Level 3 portfolio investments for the three months ended March 31, 2025 and 2024 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2024	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of March 31, 2025
Debt	$895,676	$—	$(74,862)	$144,667	$23,520	$(7,955)	$(11,612)	$969,434
Equity	277,553	—	(6,617)	1,397	(2,289)	4,295	11,612	285,951
Equity Warrant	4,278	—	—	—	—	1,190	—	5,468
	$1,177,507	$—	$(81,479)	$146,064	$21,231	$(2,470)	$—	$1,260,853
______________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Type of Investment	Fair Value as of December 31, 2023	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of March 31, 2024
Debt	$838,125	$—	$(50,999)	$75,519	$884	$(3,635)	$(166)	$859,728
Equity	254,029	—	(3,324)	3,025	673	1,053	166	255,622
Equity Warrant	741	—	—	—	—	(109)	—	632
	$1,092,895	$—	$(54,323)	$78,544	$1,557	$(2,691)	$—	$1,115,982
_____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.
As of March 31, 2025 and December 31, 2024, MSC Income’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
As of March 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$767,780	$—	$—	$767,780
LMM portfolio investments	439,689	—	—	439,689
Middle Market portfolio investments	30,781	—	—	30,781
Other Portfolio investments	22,603	—	—	22,603
Total investments	$1,260,853	$—	$—	$1,260,853

		Fair Value Measurements
		(in thousands)
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$677,878	$—	$—	$677,878
LMM portfolio investments	436,150	—	—	436,150
Middle Market portfolio investments	39,402	—	—	39,402
Other Portfolio investments	24,077	—	—	24,077
Total investments	$1,177,507	$—	$—	$1,177,507
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
In connection with the MSC Income Listing, the Company’s Board of Directors and the Adviser decided to change the Company’s investment strategy with respect to new platform investments to be solely focused on the Private Loan investment strategy. As a result, the size of the Company’s LMM investment portfolio is expected to decrease over time as existing LMM investments are repaid or sold in the ordinary course of business. The Company does, however, plan to continue executing follow-on investments in its existing LMM portfolio companies going forward in accordance with its existing SEC order for co-investment exemptive relief.
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
Based upon MSC Income’s liquidity and capital structure management activities, MSC Income’s Investment Portfolio may also periodically include short-term portfolio investments that are atypical of MSC Income’s Private Loan and LMM portfolio investments in that they are intended to be a short-term deployment of capital. Those assets are typically expected to be realized in one year or less. These short-term portfolio investments are not expected to be a significant portion of the overall Investment Portfolio.
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2025 and 2024, MSC Income did not record investment income from any single portfolio company in excess of 10% of total investment income.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The following tables provide a summary of MSC Income’s investments in the Private Loan and LMM portfolios as of March 31, 2025 and December 31, 2024 (this information excludes Middle Market and Other Portfolio investments, which are discussed further below).

	As of March 31, 2025
	Private Loan	LMM (a)
	(dollars in millions)
Number of portfolio companies	84	57
Fair value	$767.8	$439.7
Cost	$790.0	$356.3
Debt investments as a % of portfolio (at cost)	93.5%	67.7%
Equity investments as a % of portfolio (at cost)	6.5%	32.3%
% of debt investments at cost secured by first priority lien	99.9%	99.9%
Weighted-average annual effective yield (b)	11.6%	13.1%
Average EBITDA (c)	$32.3	$11.0
___________________
(a)As of March 31, 2025, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of March 31, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of March 31, 2025. The weighted-average annual effective yield on MSC Income’s debt portfolio as of March 31, 2025, including debt investments on non-accrual status, was 10.9% for its Private Loan portfolio and 12.2% for its LMM portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on its investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan portfolio and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including four Private Loan portfolio companies and four LMM portfolio companies, as EBITDA is not a meaningful valuation metric for MSC Income’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	As of December 31, 2024
	Private Loan	LMM (a)
	(dollars in millions)
Number of portfolio companies	84	57
Fair value	$677.9	$436.1
Cost	$697.5	$357.1
Debt investments as a % of portfolio (at cost)	93.9%	67.8%
Equity investments as a % of portfolio (at cost)	6.1%	32.2%
% of debt investments at cost secured by first priority lien	99.9%	99.9%
Weighted-average annual effective yield (b)	12.0%	13.0%
Average EBITDA (c)	$28.6	$10.8
___________________
(a)As of December 31, 2024, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2024. The weighted-average annual effective yield on MSC Income’s debt portfolio as of December 31, 2024, including debt investments on non-accrual status, was 11.4% for its Private Loan portfolio and 12.2% for its LMM portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on its investment because it does not reflect MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan portfolio and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies and three LMM portfolio companies, as EBITDA is not a meaningful valuation metric for MSC Income’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.
For the three months ended March 31, 2025 and 2024, MSC Income achieved an annualized total return on investments of 10.6% and 11.8%, respectively. For the year ended December 31, 2024, MSC Income achieved a total return on investments of 12.4%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. MSC Income’s total return on investments is not reflective of what an investor in shares of MSC Income’s common stock will realize on its investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
As of March 31, 2025, MSC Income had Middle Market Portfolio investments in eight portfolio companies, collectively totaling $30.8 million in fair value and $40.6 million in cost basis, which comprised 2.4% and 3.4% of MSC Income’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, MSC Income had Middle Market Portfolio investments in ten portfolio companies, collectively totaling $39.4 million in fair value and $66.3 million in cost basis, which comprised 3.3% and 5.8% of MSC Income’s Investment Portfolio at fair value and cost, respectively.
As of March 31, 2025, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $22.6 million in fair value and $16.5 million in cost basis, which comprised 1.8% and 1.4% of MSC Income’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $24.1 million in fair value and $17.9 million in cost basis, which comprised 2.0% and 1.6% of MSC Income’s Investment Portfolio at fair value and cost, respectively.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The following tables summarize the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of March 31, 2025 and December 31, 2024 (this information excludes Other Portfolio investments, which are discussed above).

Cost:	March 31, 2025	December 31, 2024
First lien debt	85.4%	85.2%
Equity	14.4	14.5
Equity warrants	0.2	0.3
Other	—	—
	100.0%	100.0%

Fair Value:	March 31, 2025	December 31, 2024
First lien debt	78.3%	77.6%
Equity	21.3	22.0
Equity warrants	0.4	0.4
Other	—	—
	100.0%	100.0%
The following tables summarize the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of March 31, 2025 and December 31, 2024 (this information excludes Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	March 31, 2025	December 31, 2024
Northeast	23.3%	22.4%
Midwest	22.3	21.5
Southwest	20.5	18.2
West	18.2	18.7
Southeast	13.7	17.0
Canada	1.1	1.2
Other Non-United States	0.9	1.0
	100.0%	100.0%

Fair Value:	March 31, 2025	December 31, 2024
Midwest	23.3%	22.7%
Southwest	22.4	20.4
Northeast	22.4	22.6
West	18.1	18.4
Southeast	11.9	13.8
Canada	1.0	1.1
Other Non-United States	0.9	1.0
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value as of March 31, 2025 and December 31, 2024 (this information excludes Other Portfolio investments).

Cost:	March 31, 2025	December 31, 2024
Electrical Equipment	7.3%	4.6%
Machinery	7.3	7.8
Commercial Services & Supplies	7.2	7.6
Internet Software & Services	6.3	7.2
Professional Services	5.6	6.1
Containers & Packaging	4.8	4.5
Diversified Consumer Services	4.7	5.2
IT Services	4.4	4.6
Distributors	3.9	4.3
Health Care Providers & Services	3.9	4.2
Aerospace & Defense	3.4	1.7
Leisure Equipment & Products	3.3	3.5
Auto Components	3.1	1.7
Chemicals	2.8	0.4
Hotels, Restaurants & Leisure	2.8	2.8
Textiles, Apparel & Luxury Goods	2.6	2.8
Diversified Financial Services	2.2	2.3
Specialty Retail	2.1	2.0
Computers & Peripherals	2.0	3.0
Construction & Engineering	1.8	2.1
Software	1.7	1.6
Communications Equipment	1.6	2.9
Energy Equipment & Services	1.6	1.6
Household Products	1.6	1.7
Internet & Catalog Retail	1.6	1.6
Marine	1.5	1.5
Food & Staples Retailing	1.3	1.6
Trading Companies & Distributors	1.3	1.3
Air Freight & Logistics	1.0	0.9
Media	1.0	1.2
Oil, Gas & Consumable Fuels	1.0	—
Health Care Equipment & Supplies	0.6	1.1
Building Products	0.3	2.2
Other (1)	2.4	2.4
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	March 31, 2025	December 31, 2024
Machinery	8.4%	9.1%
Electrical Equipment	7.2	4.7
Commercial Services & Supplies	6.4	6.6
Professional Services	5.6	6.1
Diversified Consumer Services	5.3	6.0
Internet Software & Services	5.2	6.3
Containers & Packaging	5.0	4.8
IT Services	4.2	4.5
Distributors	4.1	4.3
Computers & Peripherals	3.8	5.1
Health Care Providers & Services	3.5	3.8
Aerospace & Defense	3.3	1.7
Auto Components	3.0	1.7
Chemicals	2.7	0.4
Construction & Engineering	2.7	3.0
Leisure Equipment & Products	2.7	2.9
Textiles, Apparel & Luxury Goods	2.4	2.6
Diversified Financial Services	2.1	2.3
Software	2.1	2.1
Specialty Retail	2.1	2.2
Hotels, Restaurants & Leisure	2.0	2.0
Household Products	1.6	1.8
Communications Equipment	1.5	1.4
Air Freight & Logistics	1.4	1.4
Energy Equipment & Services	1.4	1.3
Marine	1.4	1.4
Food & Staples Retailing	1.2	1.3
Internet & Catalog Retail	1.2	1.4
Trading Companies & Distributors	1.2	1.3
Media	1.0	1.5
Oil, Gas & Consumable Fuels	1.0	—
Building Products	0.4	2.3
Other (1)	2.9	2.7
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
As of March 31, 2025 and December 31, 2024, MSC Income had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, MSC Income must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that MSC Income

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
must utilize to determine if any of MSC Income’s Control Investments (as defined in Note A — Organization and Basis of Presentation, including those unconsolidated portfolio companies defined as Control Investments in which MSC Income does not own greater than 50% of the voting securities nor have rights to maintain greater than 50% of the board representation) are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing MSC Income’s investment in the Control Investment by the value of MSC Income’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control Investment for the period being tested by the absolute value of MSC Income’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require MSC Income to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which MSC Income owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control Investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.
As of March 31, 2025 and December 31, 2024, MSC Income had no single investment that qualified as a significant subsidiary under either the investment or income tests.
NOTE D — DEBT
Summary of MSC Income’s debt as of March 31, 2025 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(in thousands)
SPV Facility	$260,688	$—	$260,688	$260,688
Corporate Facility	160,000	—	160,000	160,000
Series A Notes	150,000	(472)	149,528	143,879
Total Debt	$570,688	$(472)	$570,216	$564,567
_________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the Series A Notes are reflected as a contra-liability to the Series A Notes on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt is shown as if MSC Income had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of MSC Income’s debt in Note B.10. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Summary of MSC Income’s debt as of December 31, 2024 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(in thousands)
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
(2)Estimated fair value for outstanding debt is shown as if MSC Income had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of MSC Income’s debt in Note B.10. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
Summarized interest expense for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
SPV Facility	$4,796	$6,046
Corporate Facility	1,857	1,913
Series A Notes	1,590	1,590
Total Interest Expense	$8,243	$9,549
A summary of MSC Income’s average amount of total borrowings outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments are as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Weighted-average borrowings outstanding	$511.8	$488.9
Weighted-average effective interest rate	6.4%	7.8%
SPV Facility
MSC Income, through MSIF Funding, LLC (“MSIF Funding”), a wholly-owned Structured Subsidiary that primarily holds debt investments, is party to a senior secured revolving credit facility dated February 3, 2021 (as amended, the “SPV Facility”) with JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator, JPM and other financial institutions as lenders and MSIF as portfolio manager. In March 2025, the SPV facility was amended to, among other things: (i) decrease the interest rate for advances to the applicable SOFR plus 2.20% from the prior interest rate of the applicable SOFR plus 3.00%, (ii) extend the revolving

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
period from through February 2027 to through February 2029 and (iii) extend the final maturity date from February 2028 to February 2030.
As of March 31, 2025, the SPV Facility included (i) total commitments of $300.0 million ,(ii) an accordion feature with the right to request an increase of total commitments and borrowing availability up to $450.0 million and (iii) a revolving period through February 2029 and a final maturity date in February 2030. As of March 31, 2025, advances under the SPV Facility bore interest at a rate equal to the applicable SOFR in effect, plus a margin of 2.20%. MSIF Funding also pays a commitment fee of 0.75% on the average daily unused amount of the financing commitments until February 2029. The SPV Facility is secured by a collateral loan on the assets of MSIF Funding. In connection with the SPV Facility, MSIF Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowing ability is limited to leverage and borrowing base restrictions imposed by the SPV Facility and the 1940 Act.
As of March 31, 2025, the interest rate for borrowings on the SPV Facility was 6.51%. The average interest rate for borrowings under the SPV Facility was 7.24% and 8.33% for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, MSIF Funding was in compliance with all financial covenants of the SPV Facility.
Corporate Facility
MSC Income is a party to a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “Corporate Facility” and, together with the SPV Facility, the “Credit Facilities”) with EverBank, as administrative agent, and with EverBank and other financial institutions as lenders. In November 2024, the Company entered into an amendment to the Corporate Facility to, among other things: (i) extend the revolving period from through September 2025 to through November 2028, (ii) extend the final maturity date from March 2026 to May 2029 and (iii) reduce the interest rate, subject to MSC Income’s election, to (a) SOFR plus 2.05% or (b) the base rate plus 1.05%. In February 2025, the Company entered into an amendment to the Corporate Facility to, among other things: (i) increase the total commitments from $165.0 million to $245.0 million and (ii) increase the accordion feature from up to a total of $200.0 million to up to a total of $300.0 million.
As of March 31, 2025, the Corporate Facility included (i) total commitments of $245.0 million, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $300.0 million of total commitments and (iii) a revolving period through November 2028 and a final maturity date in May 2029, with two one-year extension options subject to lender approval.
Borrowings under the Corporate Facility bear interest, subject to MSC Income’s election, at a rate equal to (i) SOFR plus 2.05% or (ii) the base rate plus 1.05%. The base rate is defined as the higher of (a) the Prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) SOFR plus 1.0%. Additionally, MSC Income pays an unused commitment fee of 0.25% on the unused lender commitments if more than 50% or more of the lender commitments are being used and an annual unused commitment fee of 0.375% on the unused lender commitments if less than 50% of the lender commitments are being used. Borrowings under the Corporate Facility are secured by a first lien on all of the assets of MSIF and its subsidiaries, excluding the assets of Structured Subsidiaries or immaterial subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of MSIF (other than Structured Subsidiaries or immaterial subsidiaries). In connection with the Corporate Facility, MSIF has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Our borrowing ability is limited to leverage and borrowing base restrictions imposed by the Corporate Facility and the 1940 Act.
As of March 31, 2025, the interest rate for borrowings on the Corporate Facility was 6.37%. The average interest rate for borrowings under the Corporate Facility was 6.38% and 7.84% for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, MSC Income was in compliance with all financial covenants of the Corporate Facility.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of MSIF or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of March 31, 2025, MSC Income was in compliance with all financial covenants of the Note Purchase Agreement.
NOTE E — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of MSC Income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Per Share Data:	2025	2024
NAV as of the beginning of the period	$15.53	$15.54
Net investment income (1)	0.38	0.36
Net realized loss (1)(2)	(0.47)	(0.05)
Net unrealized appreciation (depreciation) (1)(2)	0.42	(0.03)
Income tax benefit (provision) (1)(2)	0.03	(0.02)
Net increase in net assets resulting from operations (1)	0.36	0.26
Dividends paid from net investment income (3)	(0.36)	(0.37)
Distributions paid or accrued (3)(4)	(0.36)	(0.37)
Dilutive effect of stock offerings (issuing shares below NAV per share)	(0.16)	—
Other (5)	(0.02)	0.01
NAV as of the end of the period	$15.35	$15.44
Market value as of the end of the period	$16.47	N/A
Shares outstanding as of the end of the period	46,849,531	40,056,294
________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation, and income tax provision or benefit can fluctuate significantly from period to period.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
(3)MSIF’s taxable income for each period is an estimate and will not be finally determined until MSIF files its tax return for each year. As a result, the character of MSIF’s dividends and distributions for each period is also an estimate. Therefore, the final character of MSIF’s dividends and distributions may be different than this estimate.
(4)Represents stockholder distributions paid or accrued for the period.
(5)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
NAV as of the end of the period	$718,940	$618,521
Average NAV	$671,922	$620,414
Average outstanding debt	$517,938	$488,688

Ratios to average NAV:
Ratio of total expenses, including income tax expense, to average NAV (1)(2)(3)(6)	2.24%	3.62%
Ratio of operating expenses to average NAV (2)(3)(6)	2.45%	3.47%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)(6)	1.22%	1.93%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV (2)(3)(6)	0.92%	1.34%
Ratio of net investment income to average NAV (2)(6)	2.50%	2.34%
Portfolio turnover ratio (2)	5.02%	4.72%
Total investment return (2)(4)	8.47%	N/A
Total return based on change in NAV (2)(5)	2.54%	1.70%
_______________
(1)Total expenses are the sum of operating expenses and net income tax provision or benefit. Net income tax provision or benefit includes the accrual of net deferred tax provision or benefit relating to the net unrealized appreciation or depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. MSC Income is required to include net deferred tax provision or benefit in calculating its total expenses even though these net deferred taxes are not currently payable or receivable.
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, management fees, incentive fees and general and administrative expenses.
(4)Total investment return is based on the purchase of stock in the MSC Income Offering at the public offering price of $15.53 and a sale at the current market price on the last day of each period reported on the table and assumes reinvestment of dividends at prices obtained by MSC Income’s dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.
(5)For the three months ended March 31, 2025, total return based on change in NAV was calculated using the sum of ending NAV plus dividends to stockholders and other non-operating changes during the period, divided by the beginning NAV. Non-operating changes include any items that affect NAV other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and equity incentive plans and other miscellaneous items. For the three months ended March 31, 2024, total return was calculated based on the change in NAV per share and stockholder distributions declared per share during the reporting period, divided by

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
the NAV per share at the beginning of the period. In each of the three months ended March 31, 2025 and 2024, the total return does not reflect the sales load from the sale of MSC Income’s common stock.
(6)Net of expense waivers of $2.1 million for the three months ended March 31, 2024. There were no expense waivers for the three months ended March 31, 2025. Excluding these expense waivers, the expense and income ratios are as follows:

Three Months Ended March 31,
2024

Ratio of total expenses, including income tax expense, to average NAV(1)(2)(3)	3.97%
Ratio of operating expenses to average NAV(2)(3)	3.81%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	2.27%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)	1.69%
Ratio of net investment income to average NAV(2)	2.01%
________________
See footnotes (1), (2), and (3) immediately prior to this table.
NOTE F — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
MSC Income currently accrues and pays regular quarterly dividends to its stockholders and expects to periodically accrue and pay supplemental quarterly dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis.
Summarized dividend information for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Regular quarterly dividends per share	$0.35	$0.37
Supplemental quarterly dividends per share	0.01	—
Total dividends per share	$0.36	$0.37

Total regular quarterly dividends accrued	$16,397	$14,821
Total supplemental quarterly dividends accrued	468	—
Total dividends accrued	$16,866	$14,821
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
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(estimated, in thousands)
Net increase in net assets resulting from operations	$15,875	$10,589
Net unrealized (appreciation) depreciation	(18,783)	1,133
Income tax provision (benefit)	(1,370)	940
Pre-tax book (income) loss not consolidated for tax purposes	275	(1,261)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	19,424	1,481
Estimated taxable income (1)	15,421	12,882
Taxable income earned in prior year and carried forward for distribution in current year	20,348	14,745
Taxable income earned prior to period end and carried forward for distribution next period	(35,769)	(27,627)
Dividend payable as of period end and paid in the following period	16,866	14,821
Total distributions accrued or paid to common stockholders	$16,866	$14,821
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The income tax provision for MSC Income is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes and excise taxes on MSC Income’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income’s Consolidated Statements of Operations. MSC Income’s provision for income taxes was comprised of the following for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Current tax expense:
Federal	$53	$53
State	238	200
Excise	192	76
Total current tax expense	483	329
Deferred tax expense (benefit):
Federal	(1,613)	656
State	(240)	(45)
Total deferred tax expense (benefit)	(1,853)	611

Total income tax provision (benefit)	$(1,370)	$940
The net deferred tax asset as of March 31, 2025 and December 31, 2024 was $2.5 million and $0.6 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries.
As of March 31, 2025, for U.S. federal income tax purposes, the Taxable Subsidiaries did not have any net operating loss carryforwards. The Taxable Subsidiaries have net capital loss carryforwards from prior years which, if unused, will expire in various taxable years 2025 through 2030. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.
NOTE G — SHARE REPURCHASES
Prior to the MSC Income Listing, MSC Income maintained a quarterly share repurchase program whereby the Company made quarterly offers to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The amount of shares of MSC Income’s common stock to be repurchased during any calendar quarter was equal to the lesser of (i) the number of shares of common stock MSC Income could repurchase with the proceeds it received from the issuance of common stock under MSC Income’s dividend reinvestment plan as then in effect or (ii) 2.5% of the weighted-average number of shares of common stock outstanding in the prior four calendar quarters. Repurchase offers were limited to the number of shares of common stock that MSC Income could repurchase with 90% of the cash retained as a result of issuances of common stock under the then-effective dividend reinvestment plan. On November 13, 2024, the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser, unanimously approved suspending the quarterly share repurchase program in anticipation of the MSC Income Listing, and the quarterly share repurchase program ultimately terminated upon the MSC Income Listing. For the three months ended March 31, 2025 there were no shares of MSC Income’s common stock tendered for repurchase under the share repurchase program. For the three months ended March 31, 2024, MSC Income funded $4.0 million for shares of its common stock tendered for repurchase under the share repurchase program.
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
On August 13, 2024, the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser, unanimously approved suspending the Dutch Auction Tenders prior to the MSC Income Listing.
Following the MSC Income Listing, the Company entered into a new share repurchase plan (the “10b5-1 Repurchase Plan”) to repurchase up to $65.0 million in the aggregate of shares of the Company’s common stock in the open market for a twelve-month period beginning in March 2025, at times when the market price per share of the Company’s common stock is trading below the most recently reported NAV per share of the Company’s common stock by certain pre-determined levels (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). The repurchases of shares of the Company’s common stock pursuant to the 10b5-1 Repurchase Plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. Main Street also entered into a share purchase plan to purchase up to $20.0 million in the aggregate of shares of the Company’s common stock in the open market with terms and conditions substantially similar to the Company’s 10b5-1 Repurchase Plan for shares of the Company’s common stock, and daily purchases under the two plans, if any, are expected to be split pro rata (or as close thereto as reasonably possible) between the Company and Main Street based on the respective plan sizes. On January 20, 2025, in connection with Main Street’s potential acquisition in excess of 3% of the Company’s outstanding common stock, as a result of any purchases pursuant to the share purchase plan for shares of the Company’s common stock or otherwise, the Company entered into a Fund of Funds Investment Agreement with Main Street (the “Main Street Fund of Funds Agreement”). The Main Street Fund of Funds Agreement provides for the acquisition of shares of the Company’s common stock by Main Street, and the Company’s sale of such shares to Main Street, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act. For the three months ended March 31, 2025, MSC Income did not repurchase any shares pursuant to the 10b5-1 Repurchase Plan.
NOTE H — DIVIDEND REINVESTMENT PLAN
Prior to March 6, 2025, MSC Income’s dividend reinvestment plan (the “Prior DRIP”) provided for the reinvestment of dividends on behalf of its stockholders. As a result, if MSC Income declared a cash dividend, its stockholders who had “opted in” to the Prior DRIP would have had their cash dividend automatically reinvested into additional shares of MSC Income common stock. The number of shares of common stock to be issued to a stockholder under the Prior DRIP was determined by dividing the total dollar amount of the distribution payable to such stockholder by a price per share of common stock determined by MSC Income’s Board of Directors or a committee thereof, in its sole discretion, that was (i) not less than the NAV per share of common stock determined in good faith by the Board of Directors or a committee thereof, in its sole discretion, within 48 hours prior to the payment of the distribution and (ii) not more than 2.5% greater than the NAV per share as of such date.
Effective as of March 6, 2025, the date of the Company’s Board of Directors’ first declaration of a dividend or distribution on the Company’s common stock following the MSC Income Listing, the Company adopted an “opt out” dividend reinvestment plan (the “New DRIP” and, together with the Prior DRIP, the “DRIP”). The New DRIP provides for the reinvestment of dividends on behalf of the Company’s registered stockholders who hold their shares with the Company’s transfer agent and registrar, or certain brokerage firms that have elected to participate in the New DRIP, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, its registered stockholders (or stockholders holding shares through participating brokerage firms) who have not properly “opted out” of

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
the New DRIP will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. For the avoidance of doubt, stockholders of the Company who did not elect to “opt in” to the New DRIP in effect prior to the effective date of the “opt out” New DRIP will be deemed to have made an election to “opt out” of our New DRIP as of the effective date of the “opt out” New DRIP and to continue to receive cash in connection with any cash dividend declared by the Company. The share requirements of the New DRIP may be satisfied through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of the Company’s common stock reported on the NYSE on the trading day immediately preceding the dividend payment date for each dividend. Shares purchased in the open market to satisfy the New DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. The DRIP is administered by the Company’s transfer agent.
Summarized DRIP information for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
DRIP participation	$4,496	$4,493
Shares issued for DRIP	284,173	282,485
NOTE I — COMMITMENTS AND CONTINGENCIES
As of March 31, 2025, MSC Income had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

HPEP 3, L.P.	1,308
Brightwood Capital Fund III, LP	22

Total Equity Commitments (1)	$1,330

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

CQ Fluency, LLC	$4,500
GradeEight Corp.	4,165
Insight Borrower Corporation	3,887
HEADLANDS OP-CO LLC	3,600
ZRG Partners, LLC	2,543
BP Loenbro Holdings Inc.	2,183
JDC Power Services, LLC	2,105
Sales Performance International, LLC	1,964
Ansira Partners II, LLC	1,951
SI East, LLC (Stavig)	1,750
IG Parent Corporation (Infogain)	1,667
American Health Staffing Group, Inc.	1,667
Creative Foam Corporation	1,562
Burning Glass Intermediate Holding Company, Inc.	1,549
ArborWorks, LLC	1,387
Titan Meter Midco Corp.	1,384

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

KMS, LLC	1,357
Power System Solutions	1,330
Bluestem Brands, Inc.	1,220
Bettercloud, Inc.	1,216
TEC Services, LLC	1,073
Winter Services LLC	833
VVS Holdco LLC	800
Cody Pools, Inc.	786
B-O-F Corporation	780
NinjaTrader, LLC	750
Gamber-Johnson Holdings, LLC	738
Centre Technologies Holdings, LLC	600
IG Investor, LLC (Ira Green)	600
South Coast Terminals Holdings, LLC	589
SPAU Holdings, LLC	560
Bond Brand Loyalty ULC	540
Coregistics Buyer LLC (Belvika)	513
AVEX Aviation Holdings, LLC	512
The Affiliati Network, LLC	470
Island Pump and Tank, LLC	456
RA Outdoors (Aspira) LLC	449
Microbe Formulas, LLC	434
Pinnacle TopCo, LLC	400
Trantech Radiator Topco, LLC	400
Chamberlin Holding LLC	400
Colonial Electric Company LLC	400
CenterPeak Holdings, LLC (Johnson Downie)	400
Escalent, Inc.	349
Clad-Rex Steel, LLC	300
Roof Opco (Apple Roof), LLC	292
BDB Restaurant Holdings, LLC	280
Obra Capital, Inc.	260
Vitesse Systems	227
Batjer TopCo, LLC	210
MetalForming AcquireCo, LLC	205
Orttech Holdings, LLC	200
Mystic Logistics Holdings, LLC	200
PTL US Bidco, Inc	177
ATS Operating, LLC	125
GRT Rubber Technologies LLC	100
Career Team Holdings, LLC	100
Mini Melts of America, LLC	60
Invincible Boat Company, LLC.	42

Total Loan Commitments	$59,597

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Total Commitments	$60,927
____________________
(1)This table excludes commitments related to one additional Other Portfolio investment for which the investment period has expired and remaining commitments may only be drawn to pay fund expenses or for follow-on investments in existing portfolio companies. The Company does not expect any material future capital to be called on its commitment to this investment to pay fund expenses, and based on representations from the fund manager, the Company does not expect any further capital will be called on its commitment for follow-on investments. As a result, the Company has excluded those commitments from this table.
MSC Income will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of March 31, 2025.
MSC Income may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on MSC Income in connection with the activities of its portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, MSC Income does not expect any current matters will materially affect its financial condition or results of operations; however, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on MSC Income’s financial condition or results of operations in any future reporting period.
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
Prior Investment Advisory Agreement
Pursuant to the Prior Investment Advisory Agreement, MSC Income paid the Adviser a base management fee and incentive fees as compensation for the services described above. The base management fee was calculated at an annual rate of 1.75% of MSC Income’s average gross assets. The term “gross assets” meant total assets of MSC Income as disclosed on MSC Income’s Consolidated Balance Sheets. “Average gross assets” were calculated based on MSC Income’s gross assets at the end of the two most recently completed calendar quarters. The base management fee was payable quarterly in arrears. The base management fee was expensed as incurred.
The incentive fee under the Prior Investment Advisory Agreement consisted of two parts. The first part, referred to as the subordinated incentive fee on income, was calculated and payable quarterly in arrears based on Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding quarter. The subordinated incentive fee on income was equal to 20.0% of MSC Income’s Pre-Incentive Fee Net Investment Income for the immediately preceding quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, exceeding 1.875% (or 7.5% annualized), subject to a “catch up” feature (as described below).
For this purpose, Pre-Incentive Fee Net Investment Income meant interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that MSC Income receives from portfolio companies) accrued during the calendar quarter, minus MSC Income’s operating expenses for the quarter (including the management fee, expenses payable under any proposed administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding taxes and the

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
incentive fee). Pre-Incentive Fee Net Investment Income included, in the case of investments with a deferred interest feature (such as original issue discount debt instruments and PIK interest and zero coupon securities), accrued income that MSC Income had not yet received in cash. Pre-Incentive Fee Net Investment Income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from sales of MSC Income’s common stock (including proceeds from MSC Income’s DRIP) reduced for non-liquidating distributions, other than distributions of profits, paid to MSC Income’s stockholders and amounts paid for share repurchases pursuant to MSC Income’s share repurchase program. The subordinated incentive fee on income was expensed in the quarter in which it was incurred.
The calculation of the subordinated incentive fee on income for each quarter was as follows:
•No subordinated incentive fee on income was payable to the Adviser in any calendar quarter in which MSC Income’s Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.875% (or 7.5% annualized) on adjusted capital;
•100% of MSC Income’s Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than or equal to 2.34375% in any calendar quarter (9.375% annualized) was payable to the Adviser. This portion of the subordinated incentive fee on income was referred to as the “catch up” and was intended to provide the Adviser with an incentive fee of 20.0% on all of MSC Income’s Pre-Incentive Fee Net Investment Income as if the hurdle rate did not apply when the Pre-Incentive Fee Net Investment Income exceeded 2.34375% (9.375% annualized) in any calendar quarter; and
•For any quarter in which MSC Income’s Pre-Incentive Fee Net Investment Income exceeded 2.34375% (9.375% annualized), the subordinated incentive fee on income equaled 20.0% of the amount of MSC Income’s Pre-Incentive Fee Net Investment Income, as the hurdle rate and catch-up had been achieved.
The second part of the incentive fee, referred to as the incentive fee on capital gains, was an incentive fee on realized capital gains earned from the portfolio of MSC Income and was determined and payable in arrears as of the end of each calendar year (or upon termination of the Prior Investment Advisory Agreement). This fee equaled 20.0% of MSC Income’s incentive fee capital gains, which equaled MSC Income’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. At the end of each reporting period, MSC Income estimated the incentive fee on capital gains and accrued the fee based on a hypothetical liquidation of its portfolio. Therefore, the accrual included both net realized gains and net unrealized gains (the net unrealized difference between the fair value and the par value of its portfolio), if any. The incentive fee accrued pertaining to the unrealized gain was neither earned nor payable to the Adviser until such time it was realized.
Pursuant to the Prior Investment Advisory Agreement, MSC Income was required to pay or reimburse the Adviser for administrative services expenses, which included all costs and expenses related to MSC Income’s day-to-day administration and management not related to advisory services, whether such administrative services were performed by a third-party service provider or the Adviser or its affiliates (to the extent performed by the Adviser or its affiliates, the “Internal Administrative Services”). Internal Administrative Services included, but were not limited to, the cost of an Adviser’s personnel performing accounting and compliance functions and other administrative services on behalf of MSC Income.
On January 1, 2022, the Adviser assumed responsibility of certain administrative services that were previously provided for MSC Income by a third-party sub-administrator. After December 31, 2021, the Adviser continued to waive reimbursement of all Internal Administrative Services expenses, except for the cost of the services previously provided by the sub-administrator.
Advisory Agreement (post-MSC Income Listing)
Effective on the date of the MSC Income Listing and pursuant to the Advisory Agreement, MSC Income pays the Adviser a base management fee and incentive fees as compensation for investment management services under the Advisory Agreement. The base management fee is calculated at an annual rate of 1.5% of the Company’s average total assets (including cash and cash equivalents), payable quarterly in arrears, and is calculated based on the average value of

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
the Company’s total assets (including cash and cash equivalents) at the end of the two most recently completed calendar quarters. The determination of total assets reflects changes in the fair value of portfolio investments reflecting both unrealized appreciation and unrealized depreciation. All or any part of base management fee not taken as to any quarter is deferred without interest and is taken in such other quarter as the Adviser shall determine, unless the Adviser expressly and in writing delivered to the Company permanently waives receipt of such base management fee, in which event the Company shall forever be relieved of the obligation to pay such base management fee for such quarter. The base management fee for any partial quarter is appropriately pro-rated.
Under the Advisory Agreement, the base management fee will be reduced to an annual rate of (i) 1.25% of the average value of the Company’s total assets (including cash and cash equivalents) commencing with the first full calendar quarter following the date on which the aggregate fair value of the Company’s investments in its LMM portfolio companies falls below 20% of the Company’s total investment portfolio at fair value and (ii) 1.00% of the average value of the Company’s total assets (including cash and cash equivalents) commencing with the first full calendar quarter following the date on which the aggregate fair value of the Company’s investments in its LMM portfolio companies falls below 7.5% of the Company’s total Investment Portfolio at fair value.
The incentive fee under Advisory Agreement consists of two parts: (1) a subordinated incentive fee on income and (2) an incentive fee on capital gains. The incentive fee under the Advisory Agreement for any partial quarter is appropriately pro-rated.
The first part of the incentive fee under the Advisory Agreement, referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding quarter. The payment of the subordinated incentive fee on income is subject to pre-incentive fee net investment income for the previous quarter, expressed as a quarterly rate of return on net assets of the Company at the beginning of the most recently completed calendar quarter, exceeding 1.5% (6.0% annualized), subject to a “catch up” feature (as described below). For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, administrative services expenses, the expenses payable under any other administration or similar agreement and any interest expense and dividends paid on any issued and outstanding preferred stock and any income tax expense on the Company’s net investment income and any excise tax, but excluding any income tax expense or benefit on the Company’s realized capital gains, realized capital losses or unrealized capital appreciation or depreciation and the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation, or any income tax expense or benefit related to such items. The calculation of the subordinated incentive fee on income for each quarter is as follows:
1.No subordinated incentive fee on income is payable to the Adviser in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate of 1.5% (or 6.0% annualized);
2. 50% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.307692% in any calendar quarter (9.230769% annualized) is payable to the Adviser. This portion of the subordinated incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 17.5% on all of the Company’s pre-incentive fee net investment income as if the hurdle rate did not apply when the pre-incentive fee net investment income exceeds 2.307692% (9.230769% annualized) in any calendar quarter; and
3.For any quarter in which the Company’s pre-incentive fee net investment income exceeds 2.307692% (9.230769% annualized), the subordinated incentive fee on income equals 17.5% of the amount of the Company’s pre-incentive fee net investment income, as the hurdle rate and catch-up have been achieved.
The second part of the incentive fee under the Advisory Agreement, referred to as the incentive fee on capital gains, is an incentive fee on realized capital gains earned on liquidated investments from the Company’s Investment

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Portfolio, net of any income tax expense associated with such realized capital gains, and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals (a) 17.5% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains (net of any related income tax expense) on a cumulative basis from the date of the MSC Income Listing, calculated as of the end of each calendar year thereafter (or upon termination of the Advisory Agreement), computed net of (1) all realized capital losses on a cumulative basis (net of any related income tax benefit) from the date of the MSC Income Listing, and (2) unrealized capital depreciation (net of any related income tax benefit) on a cumulative basis from the date of the MSC Income Listing, less (b) the aggregate amount of any previously paid capital gain incentive fees from the date of the MSC Income Listing. For purposes of calculating each component of the Company’s incentive fee capital gains under the Advisory Agreement, (1) the cost basis for any investment held by the Company as of the date of the MSC Income Listing is deemed to be the fair value for such investment as of the most recent quarter end immediately prior to the date of the MSC Income Listing and, with respect to any investment acquired by the Company subsequent to the date of the MSC Income Listing, the cost basis equals the cost basis of such investment as reflected in the Company’s financial statements and (2) the income tax expense or benefit associated with all investments is measured from the most recent quarter end immediately prior to the date of the MSC Income Listing through the date of any such calculation.
The following table provides a summary of MSC Income’s incurred base management fees, subordinated incentive fees and capital gains incentive fees for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Base management fees	$4,972	$5,028
Subordinated incentive fees	2,023	3,637
Capital gains incentive fees	—	—
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

Total Assets	Annual Basis Point Rate
$0 - $500 million	6.000
Over $500 million - $1.25 billion	5.125
Greater than $1.25 billion	4.500
The following table provides a summary of MSC Income’s incurred Internal Administrative Expenses (before and after waivers) for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Internal Administrative Expenses before waivers	$174	$2,267
Internal Administrative Expenses waived (1)	—	(2,111)
____________________
(1)Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
2.Indemnification
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
3.Co-Investment
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
4.Other Related Party Transactions
The following table summarizes MSC Income’s sale of shares of its common stock to Main Street during each of the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share amounts)
Shares Purchased	289,761 (1)	157,035 (2)
Price per Share	$15.53	$15.92
Total Cost	$4,500	$2,500
____________________
(1)These shares were purchased in the MSC Income Offering at the public offering price.
(2)These sales were at the same price at which the Company issued new shares in connection with reinvestments of MSC Income’s quarterly dividend pursuant to the Prior DRIP. Each issuance and sale was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
Each of Main Street’s purchases of MSC Income common stock was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Company or the Adviser. As of March 31, 2025, Main Street had not sold any shares of MSC Income’s common stock previously purchased and owned 1,374,872 shares of MSC Income’s common stock. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
NOTE K — SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In May 2025, MSC Income declared a regular quarterly dividend of $0.35 per share and a supplemental quarterly dividend of $0.01 per share, both payable on August 1, 2025 to stockholders of record as of June 30, 2025.
Since March 31, 2025, the Company repurchased 9,921 shares at an average price of $14.57, as part of the Company's 10b5-1 Repurchase Plan.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates
March 31, 2025
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2025 Fair Value (13)
Control Investments
BDB Holdings, LLC					Preferred Equity	(7)	$—	$—	$—	$12,610	$—	$—	$12,610
	12.00%				Secured Debt (12)	(7)	—	—	3	—	280	—	280
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	530	—	16	514
GRT Rubber Technologies LLC	10.48%	SF+	6.00%		Secured Debt (12)	(8)	—	(1)	42	1,550	1	1	1,550
	12.48%	SF+	8.00%		Secured Debt	(8)	—	(12)	632	19,944	12	12	19,944
					Member Units	(8)	—	—	742	22,600	—	—	22,600
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	—	(166)	—	8,740	80	165	8,655
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	23	900	—	—	900
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	9	(654)	—	3,004	10	794	2,220
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control Investments							$9	$(833)	$1,442	$69,878	$383	$988	$69,273
Affiliate Investments
American Nuts, LLC					Preferred Equity	(9)	$—	$—	$—	$—	$2,556	$—	$2,556
	12.95%	SF+	8.50%	12.95%	Secured Debt	(9)	—	—	3	—	2,111	—	2,111
	12.95%	SF+	8.50%	12.95%	Secured Debt	(9)	—	—	3	—	2,111	—	2,111
Analytical Systems Keco Holdings, LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	17.50%				Secured Debt	(8)	—	—	45	1,012	1	13	1,000
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(40)	—	1,330	—	40	1,290
					Warrants	(8)	—	—	—	—	—	—	—
Barfly Ventures, LLC					Member Units	(5)	—	(33)	368	1,953	—	33	1,920
Batjer TopCo, LLC	11.00%				Secured Debt (12)	(8)	—	—	1	50	—	30	20
	11.00%				Secured Debt (12)	(8)	—	—	1	30	—	—	30
	11.00%				Secured Debt	(8)	—	—	32	1,165	1	—	1,166
					Preferred Stock	(8)	—	—	21	570	—	—	570
Brewer Crane Holdings, LLC	14.48%	SF+	10.00%		Secured Debt	(9)	—	—	45	1,254	—	—	1,254
					Preferred Member Units	(9)	—	(140)	8	1,170	—	140	1,030
Centre Technologies Holdings, LLC		SF+	10.00%		Secured Debt (12)	(8)	—	—	1	—	—	—	—
	14.48%	SF+	10.00%		Secured Debt	(8)	—	(3)	225	6,384	2	270	6,116
					Preferred Member Units	(8)	—	460	8	3,110	460	—	3,570
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(6)	6	—	6	6	—
	12.49%	SF+	8.00%		Secured Debt	(8)	—	2	125	3,905	400	—	4,305
					Member Units	(8)	—	280	698	8,280	280	—	8,560

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2025
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2025 Fair Value (13)
					Member Units	(8)	—	20	6	888	20	—	908
Charps, LLC					Preferred Member Units	(5)	—	—	82	3,900	—	—	3,900
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	—	—	—	—	—
	9.00%				Secured Debt	(5)	—	—	40	1,690	—	60	1,630
	10.00%				Secured Debt	(5)	—	—	6	243	—	2	241
					Member Units	(5)	—	10	111	2,750	10	—	2,760
					Member Units	(5)	—	80	—	237	80	—	317
Cody Pools, Inc.					Secured Debt (12)	(8)	—	—	1	—	—	—	—
	12.50%				Secured Debt	(8)	—	(2)	203	6,598	2	273	6,327
					Preferred Member Units	(8)	—	420	321	16,950	420	—	17,370
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	12.00%				Secured Debt	(6)	—	(5)	110	3,578	5	84	3,499
					Preferred Member Units	(6)	—	190	104	3,390	190	—	3,580
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	1	(16)	1	—	(15)
	13.50%				Secured Debt	(5)	—	—	151	4,201	6	—	4,207
					Preferred Equity	(5)	—	3	15	1,860	3	—	1,863
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	1	55	64	15	104
	10.00%				Secured Debt	(8)	—	—	27	878	6	8	876
					Preferred Member Units	(8)	—	—	—	30	—	—	30
Digital Products Holdings LLC	14.38%	SF+	10.00%		Secured Debt	(5)	—	—	113	3,105	4	83	3,026
					Preferred Member Units	(5)	—	—	13	2,459	—	—	2,459
Direct Marketing Solutions, Inc.					Secured Debt	(9)	—	—	1	—	—	—	—
	14.00%				Secured Debt	(9)	—	(3)	165	4,668	3	87	4,584
					Preferred Stock	(9)	—	140	—	4,480	140	—	4,620
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	—	4	138	—	—	138
	12.00%				Secured Debt	(7)	—	—	128	4,161	2	—	4,163
					Preferred Equity	(7)	—	—	—	1,486	—	—	1,486
	15.00%			15.00%	Preferred Equity	(7)	—	—	30	810	30	—	840
Flame King Holdings, LLC					Preferred Equity	(9)	—	860	574	8,980	860	—	9,840
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	—	1,263	—	965	298
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	11.50%	SF+	7.50%		Secured Debt (12)	(5)	—	(10)	535	18,282	10	10	18,282
					Member Units	(5)	—	—	414	28,690	—	—	28,690
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(3)	44	2,046	3	3	2,046
					Preferred Member Units	(5)	—	(230)	109	2,640	—	230	2,410
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt	(8)	—	—	—	—	—	—	—
	12.50%			12.50%	Secured Debt	(8)	—	80	—	378	56	—	434
					Preferred Equity	(8)	—	—	—	—	—	—	—
					Member Units	(8)	—	—	—	—	—	—	—
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	194	—	4,472	194	204	4,462
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	19	15	379	21	—	400
	13.00%				Secured Debt	(6)	—	168	300	8,693	183	110	8,766

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2025
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2025 Fair Value (13)
					Common Equity	(6)	—	390	—	4,060	390	—	4,450
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(200)	—	7,290	—	200	7,090
Integral Energy Services	12.07%	SF+	7.50%		Secured Debt	(8)	—	—	471	14,872	15	—	14,887
	10.00%			10.00%	Preferred Equity	(8)	—	—	7	535	7	—	542
					Common Stock	(8)	—	—	—	640	—	—	640
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	107	3,741	2	200	3,543
	9.00%				Secured Debt	(5)	—	—	22	982	—	3	979
					Preferred Equity	(5)	—	160	—	3,060	160	—	3,220
					Member Units	(5)	—	—	7	678	—	—	678
KMS, LLC	14.50%	SF+	9.75%		Secured Debt	(5)	(511)	409	—	829	—	829	—
	14.50%	SF+	9.75%		Secured Debt	(5)	(3,790)	3,202	—	5,973	—	5,973	—
		SF+	9.75%	14.23%	Secured Debt	(5)	—	—	9	562	—	562	—
		SF+	9.75%	14.23%	Secured Debt	(5)	—	—	9	550	—	550	—
	14.23%	SF+	9.75%	14.23%	Secured Debt	(5)	—	—	4	—	—	—	—
	12.50%			12.50%	Secured Debt (12)	(5)	—	—	26	—	1,343	—	1,343
	12.50%			12.50%	Secured Debt	(5)	—	—	25	—	1,430	—	1,430
					Preferred Equity	(5)	—	—	—	—	6,113	—	6,113
Mills Fleet Farm Group, LLC					Common Equity	(5)	—	(396)	—	11,166	—	396	10,770
	9.79%	SF+	5.50%		Secured Debt	(5)	—	—	35	—	2,140	—	2,140
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	—	—	—	—	—
	10.00%				Secured Debt	(6)	—	—	36	1,436	—	—	1,436
					Common Stock	(6)	—	—	236	6,590	—	—	6,590
Nello Industries Investco, LLC		SF+	6.50%		Secured Debt	(5)	—	—	12	(12)	12	—	—
	13.50%				Secured Debt	(5)	—	—	240	6,619	10	—	6,629
					Common Equity	(5)	—	230	43	3,890	230	—	4,120
NexRev LLC					Secured Debt	(8)	—	—	—	—	—	—	—
					Secured Debt	(8)	—	(3)	38	2,453	3	2,456	—
					Preferred Member Units	(8)	—	380	103	2,970	380	—	3,350
NuStep, LLC	10.98%	SF+	6.50%		Secured Debt	(5)	—	—	25	900	—	—	900
	12.00%				Secured Debt	(5)	—	—	139	4,610	—	—	4,610
					Preferred Member Units	(5)	—	160	—	2,890	160	—	3,050
					Preferred Member Units	(5)	—	—	—	1,500	—	—	1,500
Oneliance, LLC					Preferred Stock	(7)	—	60	13	640	60	—	700
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	15.48%	SF+	11.00%		Secured Debt	(5)	—	(6)	215	5,490	6	106	5,390
					Preferred Stock	(5)	—	—	15	3,360	—	—	3,360
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	—	1	—	—	—	—
	13.00%				Secured Debt	(8)	—	(9)	242	7,160	9	9	7,160
					Preferred Equity	(8)	—	440	195	4,590	440	—	5,030
RA Outdoors LLC	11.25%	SF+	6.75%		Secured Debt	(8)	—	(19)	38	1,215	1	57	1,159
	11.25%	SF+	6.75%		Secured Debt	(8)	—	(199)	394	12,710	10	599	12,121
					Common Equity	(8)	—	—	—	—	—	—	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2025
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2025 Fair Value (13)
Robbins Bros. Jewelry, Inc.				10.00%	Secured Debt	(9)	—	—	—	(7)	—	1	(8)
	12.50%			10.00%	Secured Debt	(9)	—	—	—	1,617	—	22	1,595
					Preferred Equity	(9)	—	—	—	—	—	—	—
SI East, LLC	11.75%				Secured Debt (12)	(7)	—	—	24	750	—	—	750
	12.82%				Secured Debt	(7)	—	(2)	724	22,554	2	2	22,554
					Preferred Member Units	(7)	—	(400)	—	4,550	—	400	4,150
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(827)	—	1,826	—	826	1,000
					Preferred Equity	(6)	—	—	—	—	—	—	—
	8.50%			8.50%	Secured Debt	(6)	—	748	5	227	753	—	980
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	(23)	—	412	—	23	389
	12.00%			12.00%	Secured Debt	(9)	—	(99)	—	901	—	99	802
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	—	—	(1)	—	—	(1)
	13.50%				Secured Debt	(7)	—	—	69	1,962	1	—	1,963
					Common Stock	(7)	—	—	7	2,140	—	—	2,140
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	—	78	2,145	3	—	2,148
	9.00%			9.00%	Preferred Equity	(5)	—	—	24	1,080	24	—	1,104
Victory Energy Operations, LLC					Secured Debt	(8)	—	—	1	(5)	—	—	(5)
	13.00%				Secured Debt	(8)	—	—	263	7,529	11	—	7,540
					Preferred Equity	(8)	—	—	19	3,644	—	—	3,644
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	1	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	195	6,366	9	—	6,375
					Preferred Equity	(5)	—	—	25	3,060	—	—	3,060
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							4,301	(3,611)	(22)	(7,914)	—	—	—
Total Affiliate investments							$—	$2,836	$9,335	$351,360	$23,965	$15,979	$367,260
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
March 31, 2025
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2025 for affiliate investments located in this region was $146,496. This represented 20.4% of net assets as of March 31, 2025.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2025 for affiliate investments located in this region was $37,791. This represented 5.3% of net assets as of March 31, 2025.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2025 for affiliate investments located in this region was $38,883. This represented 5.4% of net assets as of March 31, 2025.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2025 for control investments located in this region was $55,869. This represented 7.8% of net assets as of March 31, 2025. The fair value as of March 31, 2025 for affiliate investments located in this region was $113,206. This represented 15.7% of net assets as of March 31, 2025.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2025 for control investments located in this region was $514. This represented 0.1% of net assets as of March 31, 2025. The fair value as of March 31, 2025 for affiliate investments located in this region was $30,884. This represented 4.3% of net assets as of March 31, 2025.
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
(12)Investment has an unfunded commitment as of March 31, 2025 (see Note I — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
(12)Investment has an unfunded commitment as of March 31, 2024 (see Note I — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or our future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation, the factors referenced in Item 1A entitled “Risk Factors” below in this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025 and elsewhere in this Quarterly Report on Form 10-Q and our other SEC filings. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in our operating areas.
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
This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2024, and for the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.
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
MSC Income also maintains a portfolio of customized long-term debt and equity investments in lower middle market (“LMM”) companies (its “LMM investment portfolio”), and through those investments MSC Income has partnered with entrepreneurs, business owners and management teams in co-investments with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange (“NYSE”) listed business development company (“BDC”), utilizing the customized “one-stop” debt and equity financing solutions provided in Main Street’s LMM investment strategy (the “LMM investment strategy”). Through the LMM investment strategy, MSC Income primarily invested in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the United States. Effective upon the MSC Income Listing (as defined below) on January 29, 2025, MSC Income changed its investment strategy for investments in new portfolio companies to be solely focused on its Private Loan investment strategy, rather than its historical focus primarily on its Private Loan investment strategy and secondarily on the LMM investment strategy (as further discussed below).
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
MSIF was formed in November 2011 to operate as an externally managed BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). MSIF has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, MSIF generally does not pay corporate-level U.S. federal income taxes on any net ordinary taxable income or capital gains that it distributes to its stockholders.
On October 28, 2020, MSC Income’s stockholders approved the appointment of MSC Adviser I, LLC (the “Adviser”), which is wholly-owned by Main Street, as MSC Income’s investment adviser and administrator under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “Prior Investment Advisory Agreement”).
Additionally, on December 16, 2024, in advance of the MSC Income Listing, the Company effectuated a 2-for-1 reverse stock split of its outstanding common stock pursuant to approval from the Board of Directors (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every two shares of MSC Income’s issued and outstanding common stock were converted into one share of issued and outstanding common stock, without any change in the par value per share or the number of authorized shares of its common stock. Unless otherwise indicated, all figures in this Quarterly Report on Form 10-Q reflect the implementation of the Reverse Stock Split.
On January 29, 2025, MSC Income’s shares of common stock were listed on the NYSE under the ticker symbol “MSIF” (the “MSC Income Listing”).
On January 29, 2025, in connection with the MSC Income Listing, MSC Income entered into an Amended and Restated Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”) with the Adviser. The Advisory Agreement was approved by the affirmative vote of the holders of a majority of MSC Income’s outstanding voting securities, as defined in the 1940 Act, at a special meeting of MSC Income’s stockholders held on December 11, 2024 (the “2025 Special Meeting”), effective upon the MSC Income Listing. In such role, the Adviser has the responsibility to manage the business of MSC Income, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor MSC Income’s Investment Portfolio and provide ongoing administrative services.
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
On January 30, 2025, in connection with the MSC Income Listing, MSC Income closed a follow-on public offering of 5,500,000 shares of its common stock, at the public offering price of $15.53 per share. In addition, on February 3, 2025, MSC Income issued and sold 825,000 additional shares of its common stock, at the public offering price of $15.53 per share, pursuant to the underwriters’ full exercise of their overallotment option (together with the offering and sale of the 5,500,000 shares, the “MSC Income Offering”). Net of underwriting discounts and commissions and offering costs, MSC Income received net cash proceeds of $90.5 million in connection with the MSC Income Offering.
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
OVERVIEW OF OUR BUSINESS
Our principal investment objective is to maximize our Investment Portfolio’s total return, primarily by generating current income from our debt investments and, to a lesser extent, by generating current income and capital appreciation from our equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. We seek to achieve our investment objective primarily through our Private Loan investment strategy and our LMM investment portfolio. Our Private Loan investment strategy involves investments in companies that generally have annual revenues between $25 million and $500 million and annual earnings before interest, tax, depreciation and amortization expenses (“EBITDA”) between $7.5 million and $50 million. Our LMM investment portfolio consists of investments in companies that generally have annual revenues between $10 million and $150 million and annual EBITDA between $3 million and $20 million. Our Private Loan and LMM investments generally range in size from $1 million to $30 million.
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
We have also historically sought to fill the financing gap for LMM businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM created the opportunity for us to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participation. Our ability to invest across a company’s capital structure, from secured loans to equity securities, allowed us to offer portfolio companies a comprehensive suite of financing options, or a “one-stop” financing solutions. Our LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date.
In connection with the MSC Income Listing, our Board of Directors and the Adviser decided to change our investment strategy with respect to new platform investments to be solely focused on our Private Loan investment strategy. As a result, the size of our LMM investment portfolio is expected to decrease over time as our existing LMM investments are repaid or sold in the ordinary course of business. We do, however, plan to continue executing follow-on investments in our existing LMM portfolio companies going forward in accordance with our existing SEC order for co-investment exemptive relief.
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
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of our investments in the Private Loan and LMM portfolios as of March 31, 2025 and December 31, 2024 (this information excludes Middle Market and Other Portfolio investments, which are discussed further below).

	As of March 31, 2025
	Private Loan	LMM (a)
	(dollars in millions)
Number of portfolio companies	84	57
Fair value	$767.8	$439.7
Cost	$790.0	$356.3
Debt investments as a % of portfolio (at cost)	93.5%	67.7%
Equity investments as a % of portfolio (at cost)	6.5%	32.3%
% of debt investments at cost secured by first priority lien	99.9%	99.9%
Weighted-average annual effective yield (b)	11.6%	13.1%
Average EBITDA (c)	$32.3	$11.0
__________________
(a)As of March 31, 2025, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of March 31, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of March 31, 2025. The weighted-average annual effective yield on our debt portfolio as of March 31, 2025, including debt investments on non-accrual status, was 10.9% for our Private Loan portfolio and 12.2% for our LMM portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.

(c)The average EBITDA is calculated using a weighted-average for the Private Loan portfolio and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including four Private Loan portfolio companies and four LMM portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

	As of December 31, 2024
	Private Loan	LMM (a)
	(dollars in millions)
Number of portfolio companies	84	57
Fair value	$677.9	$436.1
Cost	$697.5	$357.1
Debt investments as a % of portfolio (at cost)	93.9%	67.8%
Equity investments as a % of portfolio (at cost)	6.1%	32.2%
% of debt investments at cost secured by first priority lien	99.9%	99.9%
Weighted-average annual effective yield (b)	12.0%	13.0%
Average EBITDA (c)	$28.6	$10.8
________________
(a)As of December 31, 2024, we had equity ownership in all of our LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2024. The weighted-average annual effective yield on our debt portfolio as of December 31, 2024, including debt investments on non-accrual status, was 11.4% for our Private Loan portfolio and 12.2% for our LMM portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan portfolio and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies and three LMM portfolio companies, as EBITDA is not a meaningful valuation metric for our investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.
For the three months ended March 31, 2025 and 2024, we achieved an annualized total return on investments of 10.6% and 11.8%, respectively. For the year ended December 31, 2024, we achieved a total return on investments of 12.4%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. Our total return on investments is not reflective of what an investor in shares of our common stock will realize on its investment because it does not reflect changes in the market value of our stock, our utilization of debt capital in our capital structure, our expenses or any sales load paid by an investor.
As of March 31, 2025, we had Middle Market portfolio investments in eight portfolio companies, collectively totaling $30.8 million in fair value and $40.6 million in cost basis, which comprised 2.4% and 3.4% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, we had Middle Market Portfolio investments in ten portfolio companies, collectively totaling $39.4 million in fair value and $66.3 million in cost basis, which comprised 3.3% and 5.8% of our Investment Portfolio at fair value and cost, respectively.
As of March 31, 2025, we had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $22.6 million in fair value and $16.5 million in cost basis, which comprised 1.8% and 1.4% of our Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, we had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $24.1 million in fair value and $17.9 million in cost basis, which comprised 2.0% and 1.6% of our Investment Portfolio at fair value and cost, respectively.

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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of our consolidated financial statements is the valuation of our Investment Portfolio and the related amounts of unrealized appreciation and depreciation. We consider this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of March 31, 2025 and December 31, 2024, our Investment Portfolio valued at fair value represented 95% and 96%, respectively, of our total assets. We are required to report our investments at fair value. We follow the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires us to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of our Investment Portfolio valuation process and procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. Our Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated our Adviser, led by a group of Main Street’s and our Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. We believe our Investment Portfolio as of March 31, 2025 and December 31, 2024 approximates fair value as of those dates based on the markets in which we operate and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
We hold certain debt and preferred equity instruments in our Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.8. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though we may not have collected the PIK interest and cumulative dividends in cash. We stop accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when we determine that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2025 and 2024, (i) 5.8% and 4.5%, respectively, of our total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.2% and 0.1%, respectively, of our total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of our total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of March 31, 2025 and December 31, 2024 (this information excludes Other Portfolio investments).

Cost:	March 31, 2025	December 31, 2024
First lien debt	85.4%	85.2%
Equity	14.4	14.5
Equity warrants	0.2	0.3
Other	—	—
	100.0%	100.0%

Fair Value:	March 31, 2025	December 31, 2024
First lien debt	78.3%	77.6%
Equity	21.3	22.0
Equity warrants	0.4	0.4
Other	—	—
	100.0%	100.0%
Our Private Loan, LMM and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in our Investment Portfolio. Please see Item 1A. Risk Factors — Risks Related to our Investments contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a more complete discussion of the risks involved with investing in our Investment Portfolio.
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
As of March 31, 2025, investments on non-accrual status comprised 2.8% of our total Investment Portfolio at fair value and 6.1% at cost. As of December 31, 2024, investments on non-accrual status comprised 1.5% of our total Investment Portfolio at fair value and 5.6% at cost.
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
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2025 and 2024
Set forth below is a comparison of the results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Net Change
	2025	2024	Amount	%
	(in thousands)
Total investment income	$33,227	$33,950	$(723)	(2)%
Total expenses, net of expense waivers	(16,439)	(19,404)	2,965	(15)%
Net investment income	16,788	14,546	2,242	15%
Net realized loss	(21,066)	(1,884)	(19,182)	NM
Net unrealized appreciation (depreciation)	18,783	(1,133)	19,916	NM
Income tax benefit (provision)	1,370	(940)	2,310	NM
Net increase in net assets resulting from operations	$15,875	$10,589	$5,286	50%
_________________
NM — Net Change % not meaningful
Investment Income
Total investment income for the three months ended March 31, 2025 was $33.2 million, a 2% decrease from the $34.0 million of total investment income for the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended March 31,		Net Change
	2025	2024	Amount	%
	(in thousands)
Interest income	$27,424	$29,059	$(1,635)	(6)%	(a)
Dividend income	5,142	2,472	2,670	108%	(b)
Fee income	661	2,419	(1,758)	(73)%	(c)
Total investment income	$33,227	$33,950	$(723)	(2)%	(d)
_________________
(a)The decrease in interest income was primarily due to (i) an increase in investments on non-accrual status and (ii) a decrease in interest rates on floating rate Investment Portfolio debt investments primarily resulting from decreases in benchmark index rates, partially offset by higher average levels of income producing Investment Portfolio debt investments.

(b)The increase in dividend income from Investment Portfolio equity investments was primarily a result of a $2.6 million increase in dividend income from certain of our LMM and Private Loan portfolio investments.
(c)The decrease in fee income was primarily related to a $1.6 million decrease in exit, prepayment and amendment fees.
(d)The decrease in total investment income includes the impact of a net decrease of $1.3 million in certain income considered less consistent or non-recurring, primarily related to a $1.6 million decrease in such fee income, partially offset by (i) a $0.2 million increase in such dividend income and (ii) a $0.1 million increase in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.
Expenses
Total expenses, net of expense waivers, for the three months ended March 31, 2025 were $16.4 million, a 15% decrease from $19.4 million in the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended March 31,		Net Change
	2025	2024	Amount	%
	(in thousands)
Interest	$8,243	$9,549	$(1,306)	(14)%	(a)
Base management fees	4,972	5,028	(56)	(1)%
Incentive fees	2,023	3,637	(1,614)	(44)%	(b)
Internal administrative services expenses	174	2,267	(2,093)	(92)%	(c)
General and administrative	1,027	1,034	(7)	(1)%
Total expenses before expense waivers	16,439	21,515	(5,076)	(24)%
Waiver of internal administrative services expenses	—	(2,111)	2,111	(100)%	(c)
Total expenses, net of expense waivers	$16,439	$19,404	$(2,965)	(15)%
_________________
(a)The decrease in interest expense was primarily related to decreased weighted-average interest rates on our Credit Facilities (as defined in the Liquidity and Capital Resources section below) based upon the decreases in benchmark index rates for these floating rate debt obligations and reductions to the spreads, partially offset by higher weighted-average outstanding borrowings used to fund the growth of the Fund’s Investment Portfolio.
(b)The decrease in incentive fees was primarily attributable to the transition to the amended Advisory Agreement effective upon the MSC Income Listing during the first quarter of 2025.
(c)Under the Prior Investment Advisory Agreement, the Adviser historically waived reimbursement of all internal administrative services expenses except for services that were previously provided by an external third-party that were later internalized by the Adviser. Beginning in January 2025, under the Advisory Agreement, the waivers for those costs (except for services that were previously provided by the external third-party) were memorialized as a quarterly cap on the Company’s obligation to reimburse the Adviser for such internal administrative services expenses. As a result, the historical waiver of such costs is no longer required after the MSC Income Listing.
Net Investment Income
Net investment income for the three months ended March 31, 2025 increased to $16.8 million, or $0.38 per share, compared to net investment income of 14.5 million, or $0.36 per share, for the corresponding period of 2024. The increase in net investment income was principally attributable to the decreased expenses, partially offset by the decrease in total investment income, as discussed above. The per share increase in net investment income was after the impact of an 11.3% increase in the weighted-average shares outstanding compared to the first quarter of 2024 primarily due to new shares issued in the MSC Income Offering. The increase in net investment income on a per share basis also includes a $0.04 per share decrease in investment income considered less consistent or non-recurring.

Net Realized Loss
The following table provides a summary of the primary components of the total net realized loss on investments of $21.1 million for the three months ended March 31, 2025.

	Three Months Ended March 31, 2025
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(in thousands)
Private Loan portfolio	$5,961	2	$—	—	$(7,706)	2	$(12)	$(1,757)
LMM portfolio	—	—	—	—	—	—	9	9
Middle Market portfolio	(13,465)	1	(5,533)	1	(1,153)	1	833	(19,318)
Other Portfolio	—	—	—	—	—	—	—	—
Total net realized gain/(loss)	$(7,504)	3	$(5,533)	1	$(8,859)	3	$830	$(21,066)
_________________
(a)Other activity includes realized gains and losses from transactions involving five portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation (Depreciation)
The following table provides a summary of the total net unrealized appreciation of $18.8 million for the three months ended March 31, 2025.

	Three Months Ended March 31, 2025
	Private Loan	LMM (a)	Middle Market	Other	Total
	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$1,305	$(225)	$20,150	$—	$21,230
Net unrealized appreciation (depreciation) relating to portfolio investments	(3,822)	4,529	(3,143)	(11)	(2,447)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(2,517)	$4,304	$17,007	$(11)	$18,783
_________________
(a)Includes unrealized appreciation on 24 LMM portfolio investments and unrealized depreciation on 12 LMM portfolio investments.
Income Tax Benefit (Provision)
The income tax benefit for the three months ended March 31, 2025 of $1.4 million principally consisted of a deferred tax benefit of $1.9 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences, partially offset by a current tax provision of $0.5 million, related to a $0.3 million provision for current U.S. federal and state income taxes and a $0.2 million provision for excise tax.
The income tax provision for the three months ended March 31, 2024 of $0.9 million principally consisted of (i) a deferred tax provision of $0.6 million, which is primarily the result of the net activity relating to our portfolio investments held in our Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation/depreciation and other temporary book-tax differences and (ii) a current tax provision of $0.3 million related to a $0.2 million provision for current U.S. federal and state income taxes and a $0.1 million provision for excise tax on our estimated undistributed taxable income.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended March 31, 2025 was $15.9 million, or $0.36 per share, compared with $10.6 million, or $0.26 per share, during the three months ended March 31,

2024. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the three months ended March 31, 2025, we realized a net increase in cash and cash equivalents of $11.1 million, which is the net result of $72.5 million of cash used in our operating activities and $83.6 million of cash provided by our financing activities.
The $72.5 million of cash used in our operating activities resulted primarily from (i) cash uses totaling $142.8 million for the funding of new and follow-on portfolio investments and (ii) $3.7 million in cash outflows related to changes in other assets and liabilities, partially offset by (i) cash proceeds totaling $61.2 million from the sales and repayments of debt investments and sales and return of capital from equity investments and (ii) cash flows that we generated from the operating profits earned totaling $13.3 million, which is our net investment income, excluding the non-cash effects of the accretion of unearned income, payment-in-kind interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $83.6 million of cash provided by our financing activities principally consisted of (i) $90.5 million in cash proceeds related to common stock issuance and (ii) $5.0 million in net cash borrowings related to our Credit Facilities, partially offset by (i) $10.0 million in cash dividends paid to stockholders and (ii) $2.0 million for the payment of deferred financing costs.
Share Repurchases
See Note G — Share Repurchases to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of our share repurchase programs.
See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q for more information regarding repurchases of our common stock during the three months ended March 31, 2025.
Capital Resources
As of March 31, 2025, we had $39.5 million in cash and cash equivalents and $124.0 million of unused capacity under our Credit Facilities, which we maintain to support our investment and operating activities. As of March 31, 2025, our NAV totaled $718.9 million, or $15.35 per share.
As of March 31, 2025, we had $160.0 million outstanding and $85.0 million of undrawn commitments under our floating rate multi-year revolving credit facility (the “Corporate Facility”) and $260.7 million outstanding and $39.3 million of undrawn commitments under our special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”), both of which we estimated approximated fair value. Availability under our Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. On November 8, 2024, we entered into an amendment to our Corporate Facility to, among other things: (i) extend the revolving period from September 2025 to November 2028, (ii) extend the final maturity date from March 2026 to May 2029 and (iii) reduce the interest rate, subject to our election, to (a) SOFR plus 2.05% or (b) the base rate plus 1.05%. On February 27, 2025, we entered into an amendment to the Corporate Facility to, among other things: (i) increase the total commitments from $165.0 million to $245.0 million and (ii) increase the accordion feature from up to a total of $200.0 million to up to a total of $300.0 million. On March 24, 2025, the SPV facility was amended to, among other things (i) decrease the interest rate for advances to the applicable SOFR plus 2.20% from the prior interest rate of the applicable SOFR plus 3.00%, (ii) extend the revolving period from February 2027 to February 2029 and (iii) extend the final maturity date from February 2028 to February 2030.
For further information on our Credit Facilities, including key terms and financial covenants, refer to Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In October 2021, we issued $77.5 million in aggregate principal amount of our 4.04% Series A Senior Notes due 2026 (the “Series A Notes”), and we issued an additional $72.5 million of Series A Notes in January 2022. The aggregate principal amount of the Series A Notes was $150.0 million as of both March 31, 2025 and December 31, 2024.

On January 30, 2025, we closed our follow-on public offering of 5,500,000 shares of our common stock, at the public offering price of $15.53 per share, in connection with which the MSC Income Listing occurred. In addition, on February 3, 2025, we issued and sold 825,000 additional shares of our common stock, at the public offering price of $15.53 per share, pursuant to the underwriters’ full exercise of their overallotment option. Net of underwriting discounts and commissions and offering costs, we received net cash proceeds of $90.5 million in connection with the follow-on public equity offering.
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
If our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. We have not historically sought stockholder authorization to sell shares of our common stock below the then current NAV per share of our common stock; however, at the 2025 Special Meeting, in advance of the MSC Income Listing, we received approval from our stockholders to have the flexibility, with the approval of the Board of Directors, to offer and sell shares of our common stock at a price below the current net asset value per share until December 11, 2025. We may also seek such authorization at future annual or special meetings of stockholders. Any decision to sell shares of our common stock below the then current NAV per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.
In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders, after consideration and application of our ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of our taxable income.
In addition, as a BDC, we generally are required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). On January 29, 2025, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which will result in the Company’s asset coverage requirements applicable to senior securities being reduced from 200% to 150%, effective on January 29, 2026. As of March 31, 2025, our BDC asset coverage ratio was 226%.
Although we have been able to secure access to additional liquidity, including through our Credit Facilities and the Master Note Purchase Agreement dated October 22, 2021 governing the Series A Notes (the “Note Purchase Agreement”), there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.
Recently Issued or Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. We believe that the impact of recently issued standards and any that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.13. — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Standards included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Inflation
Inflation has not historically had a significant effect on our results of operations in any of the reporting periods presented herein. However, our portfolio companies have experienced, specifically including over the last few years, as a result of recent geopolitical events, uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, supply chain and labor issues, and may continue to experience, the increasing impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials and third-party services and required energy consumption. These issues and challenges related to inflation are receiving significant attention from our investment teams and the management teams of our portfolio companies as we work to manage these growing challenges. Prolonged or more severe impacts of inflation to our portfolio companies could continue to affect their operating profits and, thereby, increase their borrowing costs, and as a result negatively impact their ability to service their debt obligations and/or reduce their available cash for distributions. In addition, these factors could have a negative effect on the fair value of our investments in these portfolio companies. The combined impacts therefrom in turn could negatively affect our results of operations.
Off-Balance Sheet Arrangements
We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of March 31, 2025, we had a total of $60.9 million in outstanding commitments comprised of (i) 59 commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) two investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of March 31, 2025, we had $570.7 million in total borrowings outstanding under our Credit Facilities and Series A Notes. The SPV Facility is scheduled to mature on February 3, 2030. The Corporate Facility is scheduled to mature on May 8, 2029. The Series A Notes are scheduled to mature on October 30, 2026. See further discussion of the terms of our Credit Facilities, Series A Notes and other debt in Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2025 is as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
SPV Facility	$—	$—	$—	$—	$—	$260,688	$260,688
Series A Notes	—	150,000	—	—	—	—	150,000
Corporate Facility	—	—	—	—	160,000	—	160,000
Total	$—	$150,000	$—	$—	$160,000	$260,688	$570,688
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
Recent Developments
In May 2025, we declared a regular quarterly dividend of $0.35 per share and a supplemental quarterly dividend of $0.01 per share, both payable on August 1, 2025 to stockholders of record as of June 30, 2025.
Since March 31, 2025, we repurchased 9,921 shares at an average price of $14.57, as part of the Company's 10b5-1 Repurchase Plan.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both our interest expense on the debt outstanding under our Credit Facilities and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rate indices, including SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Risk Factors — Risks Related to our Business and Structure — We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments. and Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us. included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information regarding risks associated with our debt investments and borrowings that utilize SOFR or Prime as a reference rate.
The majority of our debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2025, 81% of our debt Investment Portfolio (at cost) bore interest at floating rates, 97% of which were subject to contractual minimum interest rates. As of March 31, 2025, 26% of our debt obligations bore interest at fixed rates. Our interest expense will be affected by changes in the published SOFR in connection with our Credit Facilities; however, the interest rates on our outstanding Series A Notes are fixed for the life of such debt. As of March 31, 2025, we had not entered into any interest rate hedging arrangements. Due to our limited use of derivatives, we have claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Company expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.
The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2025. The pro forma changes in incentive fee expense are calculated based upon the incentive fee expense for the first quarter of 2025 on an annualized basis, pursuant to the terms included in the Advisory Agreement, as adjusted for the pro forma change in Pre-Incentive Fee Net Investment Income resulting from the assumed interest income and interest expense changes noted in the table, with no other changes in investment income or expenses.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Pre-Incentive Fee Net Investment Income	(Increase) Decrease in Incentive Fee Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(15,466)	$8,414	$(7,052)	$1,234	$(5,818)	$(0.12)
(175)	(13,555)	7,362	(6,193)	1,084	(5,109)	(0.11)
(150)	(11,644)	6,310	(5,334)	933	(4,401)	(0.09)
(125)	(9,710)	5,259	(4,451)	779	(3,672)	(0.08)
(100)	(7,768)	4,207	(3,561)	623	(2,938)	(0.06)
(75)	(5,689)	3,155	(2,534)	443	(2,091)	(0.04)
(50)	(3,777)	2,103	(1,674)	293	(1,381)	(0.03)
(25)	(1,888)	1,052	(836)	146	(690)	(0.01)
25	1,888	(1,052)	836	(146)	690	0.01
50	3,777	(2,103)	1,674	(293)	1,381	0.03
75	5,666	(3,155)	2,511	(439)	2,072	0.04
100	7,558	(4,207)	3,351	(586)	2,765	0.06
125	9,450	(5,259)	4,191	(733)	3,458	0.07
150	11,342	(6,310)	5,032	(881)	4,151	0.09
175	13,234	(7,362)	5,872	(1,028)	4,844	0.10
200	15,126	(8,414)	6,712	(1,175)	5,537	0.12
Although we believe that this analysis is indicative of the impact of interest rate changes to our net investment income as of March 31, 2025, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect our net investment income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of our investments are based on contracts which reset quarterly while our Corporate Facility and our SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under our Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that we filed with the SEC on March 20, 2025, which could materially affect our business, financial condition and/or operating results.
Changes to U.S. tariff, trade and economic policies may have a negative effect on our portfolio companies and, in turn, harm us.
The U.S. has recently enacted, and subsequently rescinded and/or temporarily suspended, significant new tariffs against certain countries, prompting reciprocal tariffs against the U.S. Additionally, the current U.S. presidential administration and the U.S. Congress have directed various federal agencies to further evaluate other key aspects of U.S. trade and economic policies, including changes to domestic fiscal policies aimed at reducing U.S. federal expenditures, and there has been ongoing discussion and commentary regarding further potential significant changes to such tariff, trade and economic policies. These developments, and the perception that further material changes may occur or continue to occur, have contributed to volatility in global financial markets and may have a material adverse effect on global economic conditions. This may significantly reduce global trade, affect the ability of businesses to procure new or extend existing government contracts and have other negative impacts on U.S. businesses. Any of these factors could depress economic activity and may restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended March 31, 2025, we issued 284,173 shares of our common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The aggregate value of the shares of common stock issued during the three months ended March 31, 2025 under the dividend reinvestment plan was $4.5 million.
Issuer Purchases of Equity Securities
No shares were repurchased under our 10b5-1 Plan during the three months ended March 31, 2025.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. EXHIBITS
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on February 4, 2025 (File No. 814-00939) and incorporated herein by reference).
3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.3 to the Registrant’s annual report on Form 10-K filed on March 20, 2025 (File No. 814-00939) and incorporated herein by reference).
4.1
Second Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.2 to the Registrant’s annual report on Form 10-K filed on March 20, 2025 (File No. 814-00939) and incorporated herein by reference).

10.1
Third Amendment to Loan and Security Agreement, dated as of March 24, 2025, by and among MSIF Funding, LLC, as borrower, the Company, as portfolio manager, JPMorgan Chase Bank, National Association, in its capacities as administrative agent and lender, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), in its capacities as collateral agent and collateral administrator, and U.S. Bank National Association, as securities intermediary (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on March 25, 2025 (File No. 814-00939) and incorporated herein by reference).

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

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
99.1
Rule 12d1-4 Fund of Funds Investment Agreement, dated January 20, 2025, by and between Main Street Capital Corporation and MSC Income Fund, Inc. (Filed as Exhibit (k)(15) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed with the SEC on January 21, 2025 (File No. 333-282501) and incorporated herein by reference).

101*
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2025, filed with the SEC on May 13, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) the Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) the Consolidated Schedule of Investments for the periods ended March 31, 2025 and December 31, 2024, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the three months ended March 31, 2025 and 2024.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Income Fund, Inc.

Date: May 13, 2025	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

Date: May 13, 2025	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer
(principal financial officer)

Date: May 13, 2025	/s/ RYAN H. MCHUGH
Ryan H. McHugh
Chief Accounting Officer
(principal accounting officer)