Form 10-Q
period 2025-06-30
MSC INCOME FUND, INC.
filed 2025-08-14
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of August 13, 2025 was 47,440,505.

MSC INCOME FUND, INC.

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value:
Control investments (cost: $52,196 and $54,560 as of June 30, 2025 and December 31, 2024, respectively)	$61,612	$69,878
Affiliate investments (cost: $313,908 and $284,211 as of June 30, 2025 and December 31, 2024, respectively)	383,824	351,360
Non‑Control/Non‑Affiliate investments (cost: $825,421 and $799,974 as of June 30, 2025 and December 31, 2024, respectively)	800,127	756,269
Total investments (cost: $1,191,525 and $1,138,745 as of June 30, 2025 and December 31, 2024, respectively)	1,245,563	1,177,507
Cash and cash equivalents	28,338	28,375
Interest and dividend receivable	11,668	11,925
Deferred financing costs (net of accumulated amortization of $6,832 and $6,449 as of June 30, 2025 and December 31, 2024, respectively)	3,596	1,985
Prepaids and other assets	3,060	4,254
Deferred tax asset, net	842	625
Total assets	$1,293,067	$1,224,671
LIABILITIES
Credit Facilities	$389,000	$415,688
Series A Notes due 2026 (par: $150,000 as of both June 30, 2025 and December 31, 2024)	149,602	149,453
Accounts payable and other liabilities	503	4,723
Interest payable	5,862	6,909
Dividend payable	16,974	14,487
Management and incentive fees payable	8,338	8,508
Total liabilities	570,279	599,768
Commitments and contingencies (Note I)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 47,148,802 and 40,240,358 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	47	40
Additional paid‑in capital	789,134	689,580
Total overdistributed earnings	(66,393)	(64,717)
Total net assets	722,788	624,903
Total liabilities and net assets	$1,293,067	$1,224,671
NET ASSET VALUE PER SHARE	$15.33	$15.53

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INVESTMENT INCOME:
Interest, fee and dividend income:
Control investments	$1,514	$1,014	$2,956	$1,824
Affiliate investments	9,617	8,243	18,952	15,171
Non‑Control/Non‑Affiliate investments	24,512	24,689	46,962	50,900
Total investment income	35,643	33,946	68,870	67,895
EXPENSES:
Interest	(8,678)	(9,546)	(16,921)	(19,095)
Base management fees	(4,907)	(5,179)	(9,879)	(10,207)
Incentive fees	(3,431)	(3,591)	(5,454)	(7,228)
Internal administrative services expenses	(172)	(2,520)	(346)	(4,787)
General and administrative	(1,149)	(1,106)	(2,176)	(2,139)
Total expenses before expense waivers	(18,337)	(21,942)	(34,776)	(43,456)
Waiver of internal administrative services expenses	—	2,361	—	4,472
Total expenses, net of expense waivers	(18,337)	(19,581)	(34,776)	(38,984)
NET INVESTMENT INCOME BEFORE TAXES	17,306	14,365	34,094	28,911
Excise tax expense	(87)	(4)	(279)	(80)
Federal and state income and other tax expenses	(912)	(942)	(1,761)	(1,425)
NET INVESTMENT INCOME	16,307	13,419	32,054	27,406
NET REALIZED GAIN (LOSS):
Control investments	5,296	47	5,305	57
Affiliate investments	2	—	2	—
Non‑Control/Non‑Affiliate investments	(519)	267	(21,594)	(1,627)
Total net realized gain (loss)	4,779	314	(16,287)	(1,570)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(5,068)	3,297	(5,901)	3,719
Affiliate investments	(69)	1,003	2,767	984
Non‑Control/Non‑Affiliate investments	1,233	1,926	18,013	390
Total net unrealized appreciation (depreciation)	(3,904)	6,226	14,879	5,093
Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation)	(893)	(1,830)	1,518	(2,212)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,289	$18,129	$32,164	$28,717
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED (1)	$0.35	$0.33	$0.70	$0.68
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED (1)	$0.35	$0.45	$0.70	$0.72
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED (1)	47,047,888	40,166,664	45,870,527	40,148,029
(1)As discussed in Note A.3. — Reverse Stock Split, the Company completed a two-for-one reverse stock split, effective as of December 16, 2024.
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock (1)		Additional Paid-In Capital	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2023	40,054,433	$40	$686,176	$(63,909)	$622,307
Issuance of common stock	157,034	—	2,500	—	2,500
Dividend reinvestment	282,485	1	4,492	—	4,493
Common stock repurchased	(437,658)	(1)	(6,546)	—	(6,547)
Net increase in net assets resulting from operations	—	—	—	10,589	10,589
Dividends to stockholders	—	—	—	(14,821)	(14,821)
Balances as of March 31, 2024	40,056,294	$40	$686,622	$(68,141)	$618,521
Issuance of common stock	157,629	—	2,500	—	2,500
Dividend reinvestment	291,938	1	4,631	—	4,632
Common stock repurchased	(435,190)	(1)	(6,181)	—	(6,182)
Net increase in net assets resulting from operations	—	—	—	18,129	18,129
Dividends to stockholders	—	—	—	(14,425)	(14,425)
Balances as of June 30, 2024	40,070,671	$40	$687,572	$(64,437)	$623,175

Balances as of December 31, 2024	40,240,358	$40	$689,580	$(64,717)	$624,903
Issuances of common stock, net of underwriting and offering costs	6,325,000	6	90,526	—	90,532
Dividend reinvestment	284,173	1	4,495	—	4,496
Net increase in net assets resulting from operations	—	—	—	15,875	15,875
Dividends to stockholders	—	—	—	(16,866)	(16,866)
Balances as of March 31, 2025	46,849,531	$47	$784,601	$(65,708)	$718,940
Dividend reinvestment	309,276	—	4,679	—	4,679
Common stock repurchased	(10,005)	—	(146)	—	(146)
Net increase in net assets resulting from operations	—	—	—	16,289	16,289
Dividends to stockholders	—	—	—	(16,974)	(16,974)
Balances as of June 30, 2025	47,148,802	$47	$789,134	$(66,393)	$722,788
(1)As discussed in Note A.3. — Reverse Stock Split, the Company completed a two-for-one reverse stock split, effective as of December 16, 2024.

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$32,164	$28,717
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(206,881)	(183,263)
Proceeds from sales and repayments of debt investments in portfolio companies	129,999	122,437
Proceeds from sales and return of capital of equity investments in portfolio companies	17,051	8,738
Net unrealized appreciation	(14,879)	(5,093)
Net realized loss	16,287	1,570
Amortization of deferred financing costs	532	1,551
Accretion of unearned income	(3,672)	(3,908)
Payment-in-kind interest	(3,798)	(2,862)
Cumulative dividends	(600)	(51)
Deferred taxes	(217)	2,840
Changes in other assets and liabilities:
Interest and dividend receivable	(1,205)	(4)
Prepaid and other assets	1,092	(11,567)
Management and incentive fees payable	(170)	25
Interest payable	(1,047)	554
Accounts payable and other liabilities	(4,219)	482
Net cash used in operating activities	(39,563)	(39,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of underwriting and offering costs	90,532	5,000
Redemption of common stock	(146)	(12,729)
Dividends paid	(22,178)	(19,713)
Proceeds from Credit Facilities	214,000	191,000
Repayments on Credit Facilities	(240,688)	(125,000)
Payment of deferred financing costs	(1,994)	(26)
Net cash provided by financing activities	39,526	38,532

Net decrease in cash and cash equivalents	(37)	(1,302)
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	28,375	30,786
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$28,338	$29,484

Supplemental cash flow disclosures:
Interest paid	$17,436	$16,990
Taxes paid	$5,292	$438
Non-cash financing activities:
Dividends declared and unpaid	$16,974	$14,425
Value of shares issued pursuant to the dividend reinvestment plan	$9,175	$9,125

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
BDB Holdings, LLC		Casual Restaurant Group
			Secured Debt		2/24/2025		12.00%				2/27/2027	$280	$280	$280
			Preferred Equity		11/4/2024	12,504,663							13,025	11,910
													13,305	12,190
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.75%							640	514

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		10.48%	SF+	6.00%		10/29/2026	1,550	1,542	1,550
			Secured Debt		12/19/2014		12.48%	SF+	8.00%		10/29/2026	19,944	19,877	19,944
			Member Units	(8)	12/19/2014	2,896							6,435	23,060
													27,854	44,554
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/1/2017	49.26%							1,158	1,614

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	3/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		3/31/2023	2,184,683						1,235	1,235	1,840
			Preferred Member Units		3/31/2023	61,077						—	—	—
			Preferred Member Units		1/26/2015	2,090,001						6,000	6,000	—
			Common Stock		3/31/2023	772,620							1,104	—
													9,239	2,740
Subtotal Control investments (8.5% of net assets at fair value)													$52,196	$61,612
Affiliate Investments (6)
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/25/2025		12.95%	SF+	8.50%	12.95%	3/28/2028	$2,180	$2,180	$2,180
			Secured Debt	(9)	3/25/2025		12.95%	SF+	8.50%	12.95%	3/28/2028	2,180	2,180	2,180
			Preferred Equity		3/25/2025	7,590							2,556	2,220
													6,916	6,580
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(30)	8/16/2019						8/16/2029	—	—	—
			Secured Debt		8/16/2019		17.50%				8/16/2029	999	988	988
			Preferred Member Units		5/20/2021	607							607	1,330
			Preferred Member Units		8/16/2019	800							800	—
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,474	2,318
Barfly Ventures, LLC	(10)	Casual Restaurant Group

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Member Units	(8)	10/26/2020	12						528	528	2,270

Batjer TopCo, LLC	HVAC Mechanical Contractor
		Secured Debt	(30)	3/7/2022						3/7/2027	—	—	—
		Secured Debt		3/7/2022		10.00%				3/7/2027	30	30	30
		Secured Debt		3/7/2022		10.00%				3/7/2027	1,175	1,167	1,167
		Preferred Stock	(8)	3/7/2022	453							455	770
												1,652	1,967
Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	1/9/2018		14.48%	SF+	10.00%		12/31/2025	1,254	1,254	1,254
		Preferred Member Units	(8)	1/9/2018	737							1,070	820
												2,324	2,074
Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (30)	1/4/2019			SF+	10.00%		1/4/2028	—	—	—
		Secured Debt	(9)	11/29/2024		14.48%	SF+	10.00%		1/4/2028	6,116	6,095	6,116
		Preferred Member Units		1/4/2019	3,471							1,596	4,140
												7,691	10,256
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (30)	2/26/2018			SF+	6.00%		2/26/2026	—	(15)	—
		Secured Debt	(9)	2/26/2018		12.49%	SF+	8.00%		2/26/2026	4,705	4,701	4,705
		Member Units	(8)	2/26/2018	1,087							2,860	8,070
		Member Units	(8) (23)	11/2/2018	261,786							443	923
												7,989	13,698
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	2/3/2017	457							491	3,840

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(30)	10/28/2022						1/15/2027	—	—	—
		Secured Debt		12/20/2016		9.00%				1/15/2027	1,570	1,562	1,570
		Secured Debt		12/20/2016		10.00%				12/20/2036	238	236	238
		Member Units	(8)	12/20/2016	179							1,820	3,070
		Member Units	(23)	12/20/2016	200							127	317
												3,745	5,195
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt		3/6/2020		12.50%				12/17/2026	703	698	703
		Secured Debt		3/6/2020		12.50%				12/17/2026	6,213	6,203	6,213
		Preferred Member Units	(8) (23)	3/6/2020	147							2,079	16,790
												8,980	23,706
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(30)	3/31/2021						3/31/2026	—	—	—
		Secured Debt		3/31/2021		12.00%				3/31/2026	2,874	2,862	2,874

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8)	3/31/2021	4,320							1,920	3,820
													4,782	6,694
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(30)	11/22/2023						11/22/2028	—	(14)	(14)
			Secured Debt		11/22/2023		13.50%				11/22/2028	4,300	4,213	4,236
			Preferred Equity		11/22/2023	1,863							1,863	1,863
													6,062	6,085
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	75	74	74
			Secured Debt		3/31/2021		10.00%				12/31/2025	883	873	799
			Preferred Member Units		3/31/2021	1,040							330	—
													1,277	873
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		14.38%	SF+	10.00%		4/27/2026	2,989	2,981	2,945
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,459
													5,356	5,404
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(30)	2/13/2018						2/13/2026	—	(1)	—
			Secured Debt		12/27/2022		14.00%				2/13/2026	4,501	4,495	4,501
			Preferred Stock		2/13/2018	2,100							2,100	4,620
													6,594	9,121
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		12.00%				6/18/2029	140	138	138
			Secured Debt		11/19/2021		12.00%				6/18/2029	4,200	4,166	4,166
			Preferred Equity		11/19/2021	1,486							1,486	1,576
			Preferred Equity	(8)	6/18/2024	767	15.00%			15.00%			871	921
													6,661	6,801
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt		6/30/2025		12.00%				6/30/2030	16,500	16,175	16,175
			Preferred Equity	(8)	10/29/2021	2,340							2,600	10,340
													18,775	26,515
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(24)	7/31/2015	5.95%							671	193

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (32) (30)	6/24/2016			SF+	7.50%		1/1/2028	—	—	—
			Secured Debt	(9)	11/22/2024		11.50%	SF+	7.50%		1/1/2028	18,082	17,986	18,082
			Member Units	(8)	6/24/2016	2,261							4,423	28,690
													22,409	46,772

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	2,313	2,313	2,313
			Preferred Member Units	(8)	3/31/2021	56							1,225	2,530
													3,538	4,843
Gulf Publishing Holdings, LLC		Energy Industry Focused Media and Publishing
			Secured Debt	(9) (14) (30)	9/29/2017			SF+	9.50%		7/1/2027	—	—	—
			Secured Debt	(14)	7/1/2022		12.50%				7/1/2027	600	548	469
			Preferred Equity		7/1/2022	15,930							1,400	—
			Member Units		4/29/2016	920							920	—
													2,868	469
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	8/9/2017	8.22%							2,092	4,462

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt		6/21/2023		13.00%				6/21/2028	400	382	400
			Secured Debt		6/21/2023		13.00%				6/21/2028	8,766	8,610	8,766
			Common Equity		6/21/2023	3,600							3,600	4,890
													12,592	14,056
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	6,436,566							6,540	7,060

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		12.06%	SF+	7.50%		8/20/2026	14,340	14,269	13,937
			Preferred Equity	(8)	12/7/2023	3,725	10.00%			10.00%			312	610
			Preferred Equity		6/3/2025	1,246	10.00%			10.00%			133	230
			Common Stock		8/20/2021	11,647							1,584	810
													16,298	15,587
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	3,350	3,344	3,344
			Secured Debt		10/31/2018		9.00%				10/31/2048	984	976	976
			Preferred Equity		10/31/2018	145							3,060	3,570
			Member Units	(8) (23)	10/31/2018	200							248	678
													7,628	8,568
KMS, LLC	(10)	Wholesaler of Closeout and Value-Priced Products
			Secured Debt		2/10/2025		12.50%			12.50%	10/1/2028	1,427	1,392	1,392
			Secured Debt		2/10/2025		12.50%			12.50%	10/1/2028	1,476	1,476	1,476
			Preferred Equity		2/10/2025	11,516							6,113	6,113
													8,981	8,981
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	12/19/2024		9.79%	SF+	5.50%		12/31/2026	2,230	2,230	2,230

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (30)	4/11/2025			SF+	5.50%		12/31/2026	—	—	—
			Preferred Equity	(8) (23)	12/19/2024	53,505							11,615	10,390
													13,845	12,620
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(30)	8/18/2014						1/31/2027	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2027	1,436	1,434	1,436
			Common Stock	(8)	8/18/2014	1,468							680	6,700
													2,114	8,136
Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure
			Secured Debt		6/4/2024		13.50%				6/4/2029	6,800	6,639	6,639
			Preferred Equity	(8)	6/4/2024	91,145							3,030	4,560
													9,669	11,199
NexRev LLC		Provider of Energy Efficiency Products & Services
			Preferred Member Units	(8)	2/28/2018	25,786,046							2,053	3,100

NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9) (17)	1/31/2017		10.98%	SF+	6.50%		1/31/2025	600	600	600
			Secured Debt	(17)	1/31/2017		12.00%				1/31/2025	4,610	4,610	4,610
			Preferred Member Units		11/2/2022	600							696	1,500
			Preferred Member Units		1/31/2017	122							2,966	3,050
													8,872	9,760
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock	(8)	8/6/2021	282							282	770

Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9) (30)	7/30/2021			SF+	11.00%		7/31/2026	—	(1)	—
			Secured Debt	(9)	7/30/2021		15.48%	SF+	11.00%		7/31/2026	5,290	5,268	5,290
			Preferred Stock	(23)	7/30/2021	2,500							2,500	3,360
													7,767	8,650
Pinnacle TopCo, LLC		Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
			Secured Debt	(30)	12/21/2023						12/31/2028	—	(7)	—
			Secured Debt		12/21/2023		13.00%				12/31/2028	6,960	6,840	6,960
			Preferred Equity	(8)	12/21/2023	110							3,135	4,890
													9,968	11,850
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		11.25%	SF+	6.75%		4/8/2026	1,347	1,345	1,110
			Secured Debt	(9)	4/8/2021		11.25%	SF+	6.75%		4/8/2026	1	1	1
			Secured Debt	(9) (30)	2/5/2025			SF+	6.75%		4/8/2026	—	—	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	4/8/2021		11.25%	SF+	6.75%		4/8/2026	14,089	14,060	11,605
			Common Equity		8/12/2024	107							—	—
													15,406	12,716
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(14) (30)	12/15/2021					10.00%	12/15/2026	—	(8)	(8)
			Secured Debt	(14)	12/15/2021		12.50%			10.00%	12/15/2026	3,740	3,565	1,579
			Preferred Equity		12/15/2021	1,230							1,230	—
													4,787	1,571
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.85%				6/16/2028	750	745	750
			Secured Debt	(33)	6/16/2023		12.79%				6/16/2028	22,554	22,517	22,554
			Preferred Member Units		8/31/2018	55							508	4,150
													23,770	27,454
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%			8.50%	12/31/2027	237	237	985
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,918	5,425	1,179
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,662	2,164
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	460	455	411
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	3,800	3,761	863
			Preferred Member Units		8/28/2023	1,651							165	—
			Preferred Member Units		2/1/2023	1,411							141	—
			Preferred Member Units		8/31/2018	136							2,311	—
													6,833	1,274
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(30)	5/31/2019						5/31/2027	—	—	—
			Secured Debt		5/31/2019		13.50%				5/31/2027	1,980	1,965	1,965
			Common Stock	(8)	5/31/2019	154							1,164	2,370
													3,129	4,335
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	2,200	2,152	2,152
			Preferred Equity	(8)	2/16/2024	1,000	9.00%			9.00%			1,129	1,129
													3,281	3,281
Victory Energy Operations, LLC		Provider of Industrial and Commercial Combustion Systems
			Secured Debt		10/3/2024		13.00%				10/3/2029	277	267	267
			Secured Debt		10/3/2024		13.00%				10/3/2029	7,749	7,552	7,552
			Preferred Equity	(8)	10/3/2024	8,259							3,609	3,609
													11,428	11,428
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (30)	12/1/2021			SF+	6.00%		12/1/2025	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	6,120	6,068	6,068
			Preferred Equity	(8) (23)	12/1/2021	3,060							3,060	3,060

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													9,128	9,128
Subtotal Affiliate investments (53.1% of net assets at fair value)													$313,908	$383,824
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		4/1/2025		18.00%			18.00%	8/6/2025	$268	$268	$268
			Secured Debt	(14)	3/28/2025		10.00%			10.00%	3/31/2030	1,070	1,070	1,070
			Secured Debt	(14)	3/28/2025		12.00%			12.00%	3/31/2030	1,070	1,070	1,070
			Preferred Equity		3/28/2025	4,342,688							2,931	2,810
			Common Stock		12/11/2020	593,927							3,148	—
			Warrants	(27)	12/11/2020	197,717					12/11/2025		—	—
													8,487	5,218
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	950	950	937
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	2,109	2,107	2,079
													3,057	3,016
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	11							83	20

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (30)	11/19/2021			P+	5.00%		11/19/2026	—	(5)	(5)
			Secured Debt	(9)	11/19/2021		12.50%	P+	5.00%		11/19/2026	7,385	7,364	7,385
													7,359	7,380
Ansira Partners II, LLC	(10)	Provider of Data-Driven Marketing Services
			Secured Debt	(9) (30)	7/1/2024			SF+	6.75%		7/1/2029	—	(40)	(40)
			Secured Debt	(9)	7/1/2024		11.07%	SF+	6.75%		7/1/2029	17,659	17,286	17,555
													17,246	17,515
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	1,143	1,143	1,143
			Secured Debt	(9)	11/6/2023		10.91%	SF+	6.50%	10.91%	11/6/2028	4,518	4,518	4,518
			Preferred Equity		11/6/2023	17,265							7,468	7,614
			Preferred Equity		11/6/2023	17,265							—	—
			Common Equity		11/9/2021	2,070							124	—
													13,253	13,275
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock	(8)	8/11/2022	62,402							62	110

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (28)	1/18/2022		10.57%	SF+	6.00%		1/18/2028	175	164	175
			Secured Debt	(9)	1/18/2022		9.56%	SF+	5.00%		1/18/2028	925	918	925
			Secured Debt	(9)	1/18/2022		11.56%	SF+	7.00%		1/18/2028	925	918	925
			Common Stock		1/18/2022	100,000							100	120

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													2,100	2,145
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (30)	12/23/2022			SF+	7.25%		12/23/2027	—	(10)	(10)
			Secured Debt	(9)	12/23/2022		11.70%	SF+	7.25%		12/23/2027	3,300	3,241	3,300
			Common Equity	(8)	12/15/2021	137							130	128
													3,361	3,418
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(23)	3/8/2024	286,109							286	—
			Preferred Member Units	(23)	11/12/2019	122,416							—	—
			Preferred Member Units	(23)	7/6/2018	1,548,387							—	—
													286	—
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (14)	6/30/2022		14.53%	SF+	10.25%		6/30/2028	146	132	23
			Secured Debt	(9) (14) (35)	6/30/2025		14.53%	SF+	10.25%	7.25%	6/30/2028	454	18	69
			Secured Debt	(9) (14)	6/30/2022		14.58%	SF+	10.25%	7.25%	6/30/2028	9,230	9,139	1,400
			Secured Debt	(9) (14) (35)	6/30/2025		14.58%	SF+	10.25%	7.25%	6/30/2028	29,307	1,182	4,445
													10,471	5,937
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	1,060

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (14)	1/9/2024		12.94%	SF+	8.50%	11.94%	8/28/2025	215	138	108
			Secured Debt	(9) (14)	10/19/2022		15.00%	P+	7.50%	14.75%	8/28/2025	3,377	3,377	1,698
			Secured Debt	(9) (14)	8/28/2020		12.94%	SF+	8.50%	12.94%	8/28/2025	4,486	4,231	2,255
			Common Stock		10/1/2020	700,446							—	—
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	—
													8,857	4,061
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	64	64	64
			Member Units	(8)	6/30/2017	540,000							564	370
													628	434
B-O-F Corporation	(10)	Manufacturer of Gravity Flow Shelving Solutions for Retail Applications
			Secured Debt	(9) (30)	2/3/2025			SF+	5.75%		2/3/2030	—	(13)	(13)
			Secured Debt	(9)	2/3/2025		9.05%	SF+	4.75%		2/3/2030	3,000	2,952	2,952
			Secured Debt	(9)	2/3/2025		11.05%	SF+	6.75%		2/3/2030	3,000	2,952	2,952
			Common Equity		2/3/2025	180,000							180	180
													6,071	6,071
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		11.45%	SF+	7.00%		5/1/2028	360	350	360
			Secured Debt	(9)	5/1/2023		10.45%	SF+	6.00%		5/1/2028	3,969	3,924	3,969

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	5/1/2023		12.45%	SF+	8.00%		5/1/2028	3,969	3,924	3,969
			Preferred Equity		5/1/2023	360							360	350
			Common Equity		5/1/2023	360							—	—
													8,558	8,648
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9) (28)	2/1/2024		10.18%	SF+	5.75%		2/1/2029	385	367	385
			Secured Debt	(9)	2/1/2024		10.15%	SF+	5.75%		2/1/2029	867	850	867
			Secured Debt	(9)	2/1/2024		10.11%	SF+	5.75%		2/1/2029	11,074	10,912	11,074
			Secured Debt	(9)	1/2/2025		10.14%	SF+	5.75%		2/1/2029		—	—
			Common Equity		2/1/2024	1,000,000							1,000	2,240
													13,129	14,566
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(24)	7/21/2014	0.52%							1,824	966
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	1.17%							6,987	6,954
													8,811	7,920
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	4,903	3,977	—
			Secured Debt	(14) (17)	6/28/2024		15.00%			15.00%	4/1/2025	11	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	6,865	4,078	—
			Preferred Member Units		6/30/2015	4	6.00%			6.00%			3,040	—
													11,095	—
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		9.19%	SF+	5.00%		6/10/2026	1,136	1,131	1,136
			Secured Debt	(9)	6/14/2021		9.45%	SF+	5.00%		6/10/2028	10,955	10,869	10,955
													12,000	12,091
CAI Software LLC		Provider of Specialized Enterprise Resource Planning Software
			Preferred Equity		12/13/2021	454,344							454	744
			Preferred Equity		12/13/2021	126,446							—	—
													454	744
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (30)	12/17/2021			SF+	6.00%		12/17/2026	—	(7)	(7)
			Secured Debt		12/17/2021		12.50%				12/17/2026	2,432	2,365	2,365
			Common Stock		12/17/2021	57,402							574	580
													2,932	2,938
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	105,856							106	210

CenterPeak Holdings, LLC		Executive Search Services
			Secured Debt	(30)	12/10/2021						12/10/2026	—	(2)	—
			Secured Debt		12/10/2021		15.00%				12/10/2026	2,390	2,371	2,390

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Equity	(8)	12/10/2021	368							404	2,080
													2,773	4,470
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (28)	2/7/2022		11.57%	SF+	7.00%		2/7/2027	400	392	398
			Secured Debt	(9)	2/7/2022		11.55%	SF+	7.00%		2/7/2027	3,309	3,287	3,287
			Secured Debt	(9)	6/24/2022		11.55%	SF+	7.00%		2/7/2027	183	182	182
			Secured Debt	(9)	3/27/2023		11.55%	SF+	7.00%		2/7/2027	443	438	440
													4,299	4,307
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,653	2,309	8

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units		3/12/2020	39							—	490

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (28)	8/6/2021		12.69%	SF+	8.25%	12.69%	8/6/2026	6,937	6,890	6,354
			Secured Debt	(9)	8/6/2021		12.70%	SF+	8.25%	12.70%	8/6/2026	16,906	16,803	15,486
													23,693	21,840
Connect Telecommunications Solutions Holdings, Inc.	(13)	Value-Added Distributor of Fiber Products and Equipment
			Secured Debt		10/9/2024		13.00%				10/9/2029	2,824	2,751	2,751
			Preferred Equity		10/9/2024	2,478							1,400	1,400
													4,151	4,151
Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9) (28)	6/29/2024		10.83%	SF+	6.50%		6/28/2029	449	430	449
			Secured Debt	(9)	6/29/2024		10.83%	SF+	6.50%		6/28/2029	2,856	2,801	2,856
			Secured Debt	(9)	8/15/2024		10.83%	SF+	6.50%		6/28/2029	1,904	1,873	1,904
			Secured Debt	(9)	6/29/2024		11.08%	SF+	6.75%		6/28/2029	8,589	8,418	8,618
													13,522	13,827
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (30)	12/27/2023			SF+	7.00%		6/27/2027	—	(25)	(25)
			Secured Debt	(9)	12/27/2023		11.40%	SF+	7.00%		6/27/2027	7,031	6,908	7,031
													6,883	7,006
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (30)	6/27/2024			SF+	6.25%		6/27/2029	—	(25)	(25)
			Secured Debt	(9)	6/27/2024		10.55%	SF+	6.25%		6/27/2029	10,675	10,506	10,675
			Secured Debt	(9)	3/4/2025		10.57%	SF+	6.25%		6/27/2029	16,999	16,681	16,999
			Common Equity		3/4/2025	2,862							286	286
													27,448	27,935
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	37							52	50

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)		4/13/2018		10.00%			10.00%			1,316	—
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—
													2,092	—
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		11.43%	SF+	7.00%	11.43%	12/31/2026	2,456	2,298	2,414
			Secured Debt	(9)	12/20/2022		12.43%	SF+	8.00%		12/31/2026	2,493	2,259	2,383
			Preferred Equity		12/20/2022	125,000							128	110
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,685	4,907
Electro Technical Industries, LLC	(10)	Manufacturer of Mission-Critical Electrical Distribution Systems
			Secured Debt	(9) (30)	3/31/2025			SF+	6.00%		3/31/2030	—	(81)	(81)
			Secured Debt	(9)	3/31/2025		10.33%	SF+	6.00%		3/31/2030	24,778	24,311	24,530
			Common Equity		3/31/2025	714,286							714	714
													24,944	25,163
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (30)	10/3/2022			SF+	6.00%		10/3/2026	—	—	—
			Secured Debt		10/3/2022		12.00%				10/3/2027	1,149	1,134	1,134
			Secured Debt		10/3/2022		9.00%				10/3/2052	408	404	404
			Common Stock		10/3/2022	19							374	340
			Common Stock	(23)	10/3/2022	61							102	207
													2,014	2,085
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		10.73%	SF+	6.25%		12/29/2027	2,297	2,276	1,608

Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (30)	4/7/2023			SF+	6.00%		4/7/2029	—	(7)	(7)
			Secured Debt	(9)	10/2/2024		10.30%	SF+	6.00%		4/7/2029	362	357	362
			Secured Debt	(9)	4/7/2023		10.30%	SF+	6.00%		4/7/2029	6,820	6,690	6,820
			Common Equity	(8)	4/7/2023	170,998							174	240
													7,214	7,415
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		12.56%	SF+	8.00%		12/22/2026	308	307	308
			Secured Debt	(9)	12/22/2021		12.56%	SF+	8.00%	4.00%	12/22/2026	4,026	4,015	4,026
													4,322	4,334
FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt		5/28/2024		13.00%				5/29/2029	7,995	7,073	7,995
			Warrants	(8) (27)	5/28/2024	3							980	3,660

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													8,053	11,655
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9)	4/14/2025		11.32%	SF+	7.00%		10/14/2027	917	890	890
			Secured Debt	(9)	4/14/2025		11.31%	SF+	7.00%		10/14/2027	8,622	8,466	8,466
			Common Equity		11/10/2023	210,084							210	150
													9,566	9,506
GradeEight Corp.	(10)	Distributor of Maintenance and Repair Parts
			Secured Debt	(9)	10/4/2024		13.75%	P+	6.25%		10/4/2029	306	266	299
			Secured Debt	(9) (30)	10/4/2024			SF+	7.25%		10/4/2029	—	(20)	(20)
			Secured Debt	(9) (26)	10/4/2024		11.47%	SF+	7.25%		10/4/2029	14,638	14,389	14,320
			Common Equity		10/4/2024	471							471	370
													15,106	14,969
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (423 AER II, LP)	(24)	6/2/2025	4.13%							1,526	1,526

Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		10.48%	SF+	6.00%		1/15/2026	622	622	622
			Secured Debt		12/2/2016		12.50%				1/15/2026	9,744	9,731	9,744
			Preferred Member Units	(8)	12/2/2016	56							713	5,680
			Preferred Member Units	(23)	12/2/2016	56							38	300
													11,104	16,346
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	4/30/2025		13.56%	SF+	9.00%		6/21/2026	38	38	38
			Secured Debt	(9)	3/7/2024		9.01%	SF+	3.50%	9.01%	6/21/2026	1,472	1,436	1,348
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	914	401	10
			Common Equity		3/7/2024	35,971							—	—
													1,875	1,396
HEADLANDS OP-CO LLC	(10)	Clinical Trial Sites Operator
			Secured Debt	(9) (30)	8/1/2022			SF+	6.50%		8/1/2027	—	(8)	(8)
			Secured Debt	(9)	8/1/2022		10.83%	SF+	6.50%		8/1/2027	1,965	1,946	1,965
			Secured Debt	(9)	6/3/2024		10.83%	SF+	6.50%		8/1/2027	1,390	1,373	1,390
			Secured Debt	(9)	8/1/2022		10.83%	SF+	6.50%		8/1/2027	4,850	4,809	4,850
			Secured Debt	(9)	6/3/2024		10.83%	SF+	6.50%		8/1/2027	2,370	2,354	2,370
													10,474	10,567
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (28)	7/3/2024		9.80%	SF+	5.50%		7/3/2029	2,432	2,413	2,419
			Secured Debt	(9)	7/3/2024		9.78%	SF+	5.50%		7/3/2029	16,382	16,230	16,291
													18,643	18,710
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		12.81%	SF+	8.25%		12/31/2027	8,000	7,882	8,000

IG Parent Corporation	(11)	Software Engineering

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (30)	7/30/2021			SF+	5.75%		7/30/2028	—	(6)	—
			Secured Debt	(9)	7/30/2021		10.18%	SF+	5.75%		7/30/2028	6,154	6,110	6,154
			Secured Debt	(9)	7/30/2021		10.18%	SF+	5.75%		7/30/2028	1,912	1,899	1,912
													8,003	8,066
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Common Equity		6/8/2023	422							580	490

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/13/2025		10.45%	SF+	6.00%	4.00%	8/29/2025	776	776	776
			Secured Debt	(9) (14)	6/1/2017		13.70%	SF+	7.75%		7/31/2025	17,023	17,023	10,236
													17,799	11,012
Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		12.00%				3/31/2028	4,093	4,087	4,093
			Preferred Equity	(8)	3/31/2023	21,840							1,092	2,180
													5,179	6,273
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (30)	7/19/2023			SF+	6.25%		7/19/2028	—	(27)	(27)
			Secured Debt	(9)	7/19/2023		10.52%	SF+	6.25%		7/19/2029	16,656	16,464	15,729
			Common Equity		7/19/2023	47,847							239	120
													16,676	15,822
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (28)	4/3/2023		14.42%	SF+	10.00%	2.00%	4/3/2028	727	716	678
			Secured Debt	(9)	4/3/2023		14.42%	SF+	10.00%	2.00%	4/3/2028	6,242	6,152	5,823
			Secured Debt	(9)	6/14/2023		14.42%	SF+	10.00%	2.00%	4/3/2028	1,257	1,239	1,173
			Secured Debt	(9)	12/31/2024		14.42%	SF+	10.00%	2.00%	4/3/2028	290	290	271
			Common Equity		4/3/2023	137,302							358	30
													8,755	7,975
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (28)	12/9/2021		14.43%	SF+	10.00%	14.43%	8/7/2023	2,228	2,228	1,850
			Secured Debt	(9) (14) (17)	8/7/2019		11.43%	SF+	7.00%	11.43%	8/7/2023	7,334	7,254	11
			Common Stock		12/7/2021	2,143							—	—
													9,482	1,861
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9) (28)	8/28/2019		11.98%	SF+	7.50%		12/31/2026	1,037	1,034	963
			Secured Debt	(9)	8/28/2019		11.98%	SF+	7.50%		12/31/2026	16,535	16,485	15,347
													17,519	16,310
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.00%				1/31/2028	1,128	1,116	1,116
			Secured Debt		9/1/2021		13.00%				1/31/2028	735	727	727
			Secured Debt		11/15/2021		13.00%				1/31/2028	2,236	2,236	2,236
			Secured Debt		11/15/2021		13.00%				1/31/2028	4,406	4,354	4,354
			Secured Debt		1/31/2023		13.00%				1/31/2028	2,389	2,322	2,322

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Equity		6/26/2024	178	25.00%			25.00%			178	230
			Common Stock		8/3/2021	50,753							689	680
													11,622	11,665
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (31)	4/13/2023		2.50%				4/14/2028	2,962	2,802	429
			Common Equity		4/13/2023	186,322							—	—
													2,802	429
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9)	5/20/2024		11.57%	SF+	7.00%		5/17/2029	183	178	178
			Secured Debt	(9) (26)	5/20/2024		10.56%	SF+	6.00%		5/17/2029	2,111	2,080	2,065
			Secured Debt	(9) (26)	5/20/2024		11.56%	SF+	7.00%		5/17/2029	2,111	2,080	2,065
			Secured Debt	(9) (26)	5/20/2024		12.56%	SF+	8.00%		5/17/2029	2,111	2,080	2,065
													6,418	6,373
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		12.46%	SF+	8.00%		6/21/2027	295	291	295
			Secured Debt	(9) (30)	6/30/2025			SF+	7.00%		6/21/2027	—	—	—
			Secured Debt	(9)	6/21/2023		11.46%	SF+	7.00%		6/21/2027	1,234	1,096	1,234
			Secured Debt	(9)	6/21/2023		13.46%	SF+	9.00%		6/21/2027	1,234	1,096	1,234
			Secured Debt	(9)	6/30/2025		11.46%	SF+	7.00%		6/21/2027	443	438	443
			Warrants	(8) (27)	6/21/2023	48,327					6/21/2033		523	2,460
													3,444	5,666
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		11.41%	SF+	7.00%		11/4/2026	1,542	1,528	1,542
			Secured Debt	(9) (26)	2/27/2024		11.38%	SF+	7.00%		11/4/2026	1,251	1,240	1,251
			Secured Debt	(9) (26)	11/1/2024		11.45%	SF+	7.00%		11/4/2026	1,333	1,306	1,333
			Secured Debt	(9)	11/8/2021		11.38%	SF+	7.00%		11/4/2026	3,580	3,549	3,581
			Preferred Equity		11/8/2021	5,653,333							216	1,550
													7,839	9,257
JDC Power Services, LLC	(10)	Provider of Electrical Equipment and Maintenance Services for Datacenters
			Secured Debt	(9) (30)	6/28/2024			SF+	6.25%		6/28/2029	—	(41)	(41)
			Secured Debt	(9)	6/28/2024		10.55%	SF+	6.25%		6/28/2029	17,447	17,102	17,447
													17,061	17,406
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	3/30/2024		13.13%	SF+	8.75%	6.00%	3/29/2029	1,515	1,515	1,515
			Secured Debt	(9)	3/30/2024		13.13%	SF+	8.75%	6.00%	3/29/2029	1,131	1,131	1,131
			Common Stock		3/29/2024	4,535,784							166	290
													2,812	2,936
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	2,591	2,573	2,573
			Preferred Equity	(8)	3/28/2022	12,214							1,221	1,500
													3,794	4,073
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (14) (28)	12/22/2021		10.80%	SF+	6.25%		12/22/2026	702	697	530

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (14)	12/22/2021		10.80%	SF+	6.25%		12/22/2026	2,941	2,919	2,221
			Secured Debt	(9) (14)	2/1/2024		10.80%	SF+	6.25%		12/22/2026	275	270	208
			Common Equity		12/22/2021	140,351							140	—
													4,026	2,959
LL Management, Inc.	(10)	Medical Transportation Service Provider
			Secured Debt	(9)	9/17/2024		11.84%	SF+	7.25%		12/31/2025	701	701	701
			Secured Debt	(9)	5/2/2019		11.84%	SF+	7.25%		12/31/2025	7,806	7,777	7,806
			Secured Debt	(9)	5/2/2019		11.84%	SF+	7.25%		12/31/2025	5,154	5,135	5,154
			Secured Debt	(9)	2/26/2021		11.84%	SF+	7.25%		12/31/2025	856	853	856
			Secured Debt	(9)	5/12/2022		11.84%	SF+	7.25%		12/31/2025	8,673	8,639	8,673
													23,105	23,190
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		12.45%	SF+	8.00%	3.00%	8/16/2026	4,649	4,627	3,511

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	4/11/2025		10.07%	SF+	5.75%		12/31/2028	19,571	19,292	19,292
			Secured Debt		4/11/2025						12/31/2028	1,291	938	938
													20,230	20,230
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(30)	10/19/2022						10/19/2025	—	—	—
			Secured Debt		10/19/2022		9.75%				10/19/2027	1,363	1,344	1,363
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			434	443
			Common Stock	(8)	10/19/2022	112,865							113	500
													1,891	2,306
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (30)	4/4/2022			SF+	5.75%		4/3/2028	—	(4)	(4)
			Secured Debt	(9)	11/20/2024		10.17%	SF+	5.75%		4/3/2028	1,335	1,320	1,335
			Secured Debt	(9)	4/4/2022		10.18%	SF+	5.75%		4/3/2028	2,129	2,107	2,129
													3,423	3,460
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (28)	11/30/2023		10.54%	SF+	6.25%		11/30/2028	855	836	819
			Secured Debt	(9) (26)	11/30/2023		10.56%	SF+	6.25%		11/30/2028	854	839	825
			Secured Debt	(9)	11/30/2023		9.58%	SF+	5.25%		11/30/2028	3,162	3,110	3,054
			Secured Debt	(9)	11/30/2023		11.58%	SF+	7.25%		11/30/2028	3,162	3,108	3,056
			Common Equity		11/30/2023	342,574							343	220
													8,236	7,974
Mission Critical Group	(10)	Backup Power Generation
			Secured Debt	(9) (30)	4/17/2025			SF+	6.00%		4/17/2030	—	(61)	(61)
			Secured Debt	(9) (30)	4/17/2025			SF+	6.00%		4/17/2030	—	(73)	(73)
			Secured Debt	(9)	4/17/2025		10.28%	SF+	6.00%		4/17/2030	18,531	18,178	18,178
			Common Equity		6/7/2023	532							532	2,680
													18,576	20,724
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		8/19/2024		14.00%				8/19/2029	2,320	2,145	2,145
			Preferred Member Units	(8)	8/19/2024	40,821	12.00%			12.00%			453	453
			Warrants	(27)	8/19/2024	14,842					8/19/2029		148	148
													2,746	2,746
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	5/24/2022		10.81%	SF+	6.25%		5/24/2027	1,181	1,173	1,272
			Secured Debt	(9)	5/24/2022		10.81%	SF+	6.25%		5/24/2027	3,056	3,033	3,555
			Secured Debt	(9)	5/24/2022		10.81%	SF+	6.25%		5/24/2027	5,188	5,151	5,188
			Secured Debt	(9)	6/25/2025		10.81%	SF+	6.25%		5/24/2027	355	349	349
			Unsecured Debt	(30)	3/1/2024		8.00%			8.00%	6/30/2025	—	—	—
			Unsecured Debt		9/25/2024		8.00%			8.00%	12/21/2025	32	32	32
			Unsecured Debt		1/31/2025		8.00%			8.00%	3/31/2026	22	22	22
			Common Stock		8/30/2022	22,734,483							301	174
													10,061	10,592
Northwind Midstream Partners LLC	(10)	Owner and Operator of Midstream Gas Infrastructure
			Secured Debt	(9)	3/18/2025		10.70%	SF+	6.25%		3/18/2030	12,500	12,266	12,375

Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (30)	6/21/2024			SF+	7.25%		12/21/2028	—	(12)	(12)
			Secured Debt	(9)	6/21/2024		11.68%	SF+	7.25%		6/21/2029	11,919	11,637	11,919
			Secured Debt	(9)	5/13/2025		11.68%	SF+	7.25%		6/21/2029	1,355	1,316	1,355
													12,941	13,262
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		10.30%	SF+	6.00%		11/16/2027	1,045	1,036	1,045
			Secured Debt	(9)	4/1/2024		10.30%	SF+	6.00%		11/16/2027	2,903	2,875	2,903
													3,911	3,948
Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	806							1,805	—

PrimeFlight Aviation Services	(10) (13)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		9.78%	SF+	5.50%		5/1/2029	5,880	5,740	5,880
			Secured Debt	(9)	9/7/2023		9.80%	SF+	5.50%		5/1/2029	561	547	561
			Secured Debt	(9)	1/30/2024		9.80%	SF+	5.50%		5/1/2029	564	553	564
			Secured Debt	(9)	6/28/2024		9.55%	SF+	5.25%		5/1/2029	641	634	641
			Secured Debt	(9)	1/21/2025		9.52%	SF+	5.25%		5/1/2029	1,421	1,409	1,421
													8,883	9,067
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (28)	8/19/2022		12.78%	SF+	8.25%		8/19/2027	448	440	445
			Secured Debt	(9)	8/19/2022		12.84%	SF+	8.25%		8/19/2027	1,073	1,057	1,065
													1,497	1,510

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Preferred Equity		10/2/2023	13,021							1,289	1,289
			Common Equity		4/1/2024	13,021							13	2,580
													1,302	3,869
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (30) (28)	8/24/2023			SF+	6.50%		8/24/2028	—	(37)	—
			Secured Debt	(9)	8/24/2023		10.78%	SF+	6.50%		8/24/2028	10,155	9,958	10,155
			Secured Debt	(9)	9/10/2024		10.71%	SF+	6.50%		8/24/2028	5,001	4,921	5,001
													14,842	15,156
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9)(30)	8/27/2021			SF+	8.00%		8/27/2026	—	(5)	—
			Secured Debt	(9)	8/27/2021		11.56%	SF+	7.00%		8/27/2026	4,219	4,180	3,627
			Secured Debt	(9)	8/27/2021		13.56%	SF+	9.00%		8/27/2026	4,219	4,180	3,619
													8,355	7,246
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		12.49%	SF+	8.00%	2.00%	11/16/2025	6,608	6,603	6,608
			Secured Debt	(9)	7/16/2021		12.49%	SF+	8.00%	2.00%	11/16/2025	7,896	7,890	7,896
													14,493	14,504
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				3/21/2030	6,390	6,277	6,390
			Common Stock	(8)	9/13/2018	17,500							—	520
													6,277	6,910
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (30)	8/8/2024			SF+	5.25%		8/8/2029	—	—	—
			Secured Debt	(9)	8/8/2024		9.68%	SF+	5.25%		8/8/2029	33,214	33,187	33,214
			Common Equity		12/10/2021	61							61	66
													33,248	33,280
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (28)	7/1/2022		11.46%	SF+	7.00%		7/1/2027	660	650	660
			Secured Debt	(9)	7/1/2022		11.45%	SF+	7.00%		7/1/2027	4,850	4,801	4,850
			Common Stock		7/1/2022	200,000							200	220
													5,651	5,730
TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9) (30)	12/31/2024			SF+	5.50%		12/31/2029	—	(6)	(6)
			Secured Debt	(9) (30)	12/31/2024			SF+	5.50%		12/31/2029	—	(5)	(5)
			Secured Debt	(9)	12/31/2024		9.90%	SF+	5.50%		12/31/2029	2,322	2,291	2,295
													2,280	2,284
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(23)	7/7/2021	1,000,000							1,000	2,350

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt	(30)	8/9/2021						8/9/2026	—	(1)	(1)
			Secured Debt		8/9/2021		13.00%				8/9/2026	1,300	1,293	1,278
			Preferred Stock	(8)	9/1/2023	78,227							78	78
			Preferred Stock	(8)	8/9/2021	320,000							1,600	1,600

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													2,970	2,955
Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9)	3/11/2024		10.81%	SF+	6.50%		3/11/2029	554	518	554
			Secured Debt	(9)	3/11/2024		10.80%	SF+	6.50%		3/11/2029	12,983	12,647	12,983
			Secured Debt	(9)	2/27/2025		10.80%	SF+	6.50%		3/11/2029	1,661	1,624	1,661
			Preferred Equity		3/11/2024	468,750	8.00%			8.00%			469	540
													15,258	15,738
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		11.72%	SF+	7.40%	6.25%	5/2/2027	6,741	1,890	2,696
			Secured Debt	(14)	6/1/2023						5/2/2027	692	15	—
													1,905	2,696
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	7/29/2024		10.33%	SF+	6.00%		7/27/2029	19,392	19,062	19,259
			Common Equity		7/29/2024	412,371							412	480
													19,474	19,739
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		11.78%	SF+	7.50%		4/5/2029	3,000	2,945	3,000

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(28)	12/22/2023		11.43%	SF+	7.00%		12/22/2028	2,273	2,229	2,273
			Secured Debt	(9)	12/22/2023		11.44%	SF+	7.00%		12/22/2028	12,313	12,098	12,312
													14,327	14,585
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	769,231							769	2,090

Wash & Wax Systems LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	4/30/2025		9.78%	SF+	5.50%		4/30/2028	1	1	1
			Secured Debt	(9)	4/30/2025		9.78%	SF+	5.50%		4/30/2028	1,007	1,007	1,007
			Secured Debt		4/30/2025		12.00%			12.00%	7/31/2028	658	658	658
			Common Equity		4/30/2025	439							465	500
													2,131	2,166
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	316	314	297
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	55	52	52
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	2,245	2,234	2,114
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	2,026	2,016	1,908
													4,616	4,371
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (30) (28)	11/19/2021			SF+	8.00%		11/19/2026	—	(36)	(36)
			Secured Debt	(9)	11/19/2021		12.56%	SF+	8.00%		11/19/2026	2,343	2,318	2,343
			Secured Debt	(9)	1/16/2024		11.56%	SF+	7.00%		11/19/2026	9,050	8,947	9,050
			Secured Debt	(9)	1/16/2024		13.56%	SF+	9.00%		11/19/2026	9,050	8,947	9,050
													20,176	20,407
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		11.00%				12/12/2027	1,364	1,351	1,351
			Preferred Equity	(8)	12/12/2022	530							530	530
													1,881	1,881
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		10.17%	SF+	5.75%		12/20/2028	1,170	1,153	1,170
			Secured Debt	(9)	12/17/2021		10.12%	SF+	5.75%		12/20/2028	2,316	2,295	2,316
			Secured Debt	(9)	3/31/2025		10.15%	SF+	5.75%		12/20/2028	607	596	607
													4,044	4,093
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		11.88%	SF+	7.50%		8/9/2026	5,012	4,974	4,284

ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		12.50%	P+	5.00%		6/14/2029	648	628	648
			Secured Debt	(9) (26)	6/14/2024		10.28%	SF+	6.00%		6/14/2029	997	974	997
			Secured Debt	(9)	6/14/2024		10.17%	SF+	6.00%		6/14/2029	813	803	813
			Secured Debt	(9)	6/14/2024		10.31%	SF+	6.00%		6/14/2029	5,819	5,727	5,819
													8,132	8,277
Subtotal Non-Control/Non-Affiliate investments (110.7% of net assets at fair value)													$825,421	$800,127
Total Portfolio Company investments, June 30, 2025 (172.3% of net assets at fair value)													$1,191,525	$1,245,563

Money market funds (included in cash and cash equivalents)
First American Treasury Obligations Fund Class Z	(16)												$16,519	$16,519
Fidelity Government Portfolio Fund Class III	(34)												$5,420	$5,420
Total money market funds													$21,939	$21,939
___________________________________________________
(1)All investments are LMM (as defined below) portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of LMM portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered as security for one of the Credit Facilities (as defined below).
(2)Debt investments are income producing, unless otherwise noted by footnote (14), as described below. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)
(3)See Note C — Fair Value Hierarchy for Investments — Portfolio Composition and Schedule 12-14 for a summary of geographic location of portfolio companies.
(4)Principal is net of repayments. Cost is net of repayments and accumulated unearned income. Negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(5)“Control” investments are defined by the 1940 Act (as defined below) as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.
(6)“Affiliate” investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments.
(7)“Non-Control/Non-Affiliate” investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)Income producing through dividends or distributions.
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 97% of the loans (based on the par amount) contain Secured Overnight Financing Rate (“SOFR”) floors which range between 0.75% and 5.25%, with a weighted-average floor of 1.33%.
(10)Private Loan (as defined below) portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Private Loan portfolio investments.
(11)Middle Market (as defined below) portfolio investment. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of Middle Market portfolio investments.
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
(16)Effective yield as of June 30, 2025 was approximately 4.17% on the First American Treasury Obligations Fund Class Z.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of June 30, 2025.
(20)All portfolio company headquarters are based in the United States, unless otherwise noted.
(21)Portfolio company headquarters are located outside of the United States.
(22)Investment Date represents the date of initial investment in the security position.
(23)Shares/Units represent ownership in a related real estate or holding entity.
(24)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)A majority of the variable rate loans in the Investment Portfolio (as defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the federal funds rate or the prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of June 30, 2025, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2025
(dollars in thousands)
(Unaudited)
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2025.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)Revolving line of credit facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2025.
(29)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(30)The position is unfunded and no interest income is being earned as of June 30, 2025. The position may earn a nominal unused facility fee on committed amounts.
(31)Investment is accruing income at the fixed cash rate of 2.50% as of June 30, 2025.
(32)Index based floating interest rate is subject to contractual maximum base rate of 4.00%.
(33)The Company has entered into an intercreditor agreement that entitles the Company to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of 11.85% per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(34)Effective yield as of June 30, 2025 was approximately 3.98% on the Fidelity Government Portfolio Fund Class III.
(35)Investment purchased through a distressed sale with the intention to be sold on a short-term basis.

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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													4,516	4,292
West Star Aviation Acquisition, LLC	(10)	Aircraft, Aircraft Engine and Engine Parts
			Secured Debt	(9)	3/1/2022		9.47%	SF+	5.00%		3/1/2028	658	649	658
			Secured Debt	(9)	3/1/2022		9.60%	SF+	5.00%		3/1/2028	2,918	2,884	2,917
			Secured Debt	(9)	11/3/2023		9.60%	SF+	5.00%		3/1/2028	1,452	1,429	1,452
			Common Stock	(8)	3/1/2022	200,000							200	640
													5,162	5,667
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9)	11/19/2021		12.81%	SF+	8.00%		11/19/2026	2,750	2,701	2,672
			Secured Debt	(9)	11/19/2021		12.85%	SF+	8.00%		11/19/2026	2,343	2,310	2,276
			Secured Debt	(9)	1/16/2024		11.85%	SF+	7.00%		11/19/2026	9,050	8,911	8,794
			Secured Debt	(9)	1/16/2024		13.85%	SF+	9.00%		11/19/2026	9,050	8,911	8,794
													22,833	22,536
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	1,485	1,468	1,468
			Preferred Equity	(8)	12/12/2022	530							530	530
													1,998	1,998
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		9.70%	SF+	5.25%		12/20/2028	1,176	1,157	1,176
			Secured Debt	(9)	12/17/2021		9.98%	SF+	5.25%		12/20/2028	2,328	2,304	2,328
													3,461	3,504
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		12.25%	SF+	7.50%		8/9/2026	5,106	5,048	4,661

Zips Car Wash, LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	2/11/2022		11.91%	SF+	7.25%	11.91%	12/31/2024	2,458	$2,458	$2,025
			Secured Debt	(9)	2/11/2022		11.91%	SF+	7.25%	11.91%	12/31/2024	616	616	508
													3,074	2,533
ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		12.50%	P+	5.00%		6/14/2029	86	64	86
			Secured Debt	(9)	6/14/2024		10.74%	SF+	6.00%		6/14/2029	517	496	517
			Secured Debt	(9)	6/14/2024		10.28%	SF+	6.00%		6/14/2029	817	806	817
			Secured Debt	(9)	6/14/2024		10.66%	SF+	6.00%		6/14/2029	5,852	5,748	5,852
													7,114	7,272
Subtotal Non-Control/Non-Affiliate investments (121.0% of net assets at fair value)													$799,974	$756,269
Total Portfolio Company investments, December 31, 2024 (188.4% of net assets at fair value)													$1,138,745	$1,177,507

Money market funds (included in cash and cash equivalents)
First American Treasury Obligations Fund Class Z	(16)												$12,261	$12,261

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
___________________________________________________
(1)All investments are LMM portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of LMM portfolio investments. All of the Company’s investments, unless otherwise noted, are encumbered as security for one of the Company’s Credit Facilities.
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
(5)“Control” investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained.
(6)“Affiliate” investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments.
(7)“Non-Control/Non-Affiliate” investments are defined by the 1940 Act as investments that are neither Control investments nor Affiliate investments.
(8)Income producing through dividends or distributions.
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 96% of the loans (based on the par amount) contain SOFR floors which range between 0.75% and 5.25%, with a weighted-average floor of 1.28%.
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
(23)Shares/Units represent ownership in a related real estate or holding entity.
(24)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)A majority of the variable rate loans in the Investment Portfolio bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the federal funds rate or the prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2024, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2024.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)Revolving line of credit facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2024.
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
MSC Income also maintains a portfolio of customized long-term debt and equity investments in lower middle market (“LMM”) companies (its “LMM investment portfolio”), and through those investments MSC Income has partnered with entrepreneurs, business owners and management teams in co-investments with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange (“NYSE”) listed business development company (“BDC”), utilizing the customized “one-stop” debt and equity financing solutions provided in Main Street’s LMM investment strategy (the “LMM investment strategy”). Through the LMM investment strategy, MSC Income primarily invested in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the United States. Effective upon the MSC Income Listing (as defined below) on January 29, 2025, MSC Income changed its investment strategy for investments in new portfolio companies to be solely focused on its Private Loan investment strategy, rather than its historical focus primarily on the Private Loan investment strategy and secondarily on the LMM investment strategy (as further discussed below).
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
On January 29, 2025, in connection with the MSC Income Listing, MSC Income entered into an Amended and Restated Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”) with the Adviser. The

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Advisory Agreement was approved by the affirmative vote of the holders of a majority of MSC Income’s outstanding voting securities, as defined in the 1940 Act, at a special meeting of MSC Income’s stockholders held on December 11, 2024 (the “2024 Special Meeting”), effective upon the MSC Income Listing. In such role, the Adviser has the responsibility to manage the business of MSC Income, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor its Investment Portfolio and provide ongoing administrative services.
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
On January 30, 2025, in connection with the MSC Income Listing, MSC Income closed a follow-on public offering of 5,500,000 shares of its common stock, at the public offering price of $15.53 per share. In addition, on February 3, 2025, MSC Income issued and sold 825,000 additional shares of its common stock, at the public offering price of $15.53 per share, pursuant to the underwriters’ full exercise of their overallotment option (together with the offering and sale of the 5,500,000 shares, the “MSC Income Offering”). Net of underwriting discounts and commissions and offering costs, the Company received net cash proceeds of $90.5 million in connection with the MSC Income Offering.
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
Unless otherwise noted or the context otherwise indicates, the terms the “Company” and “MSC Income” refer to MSIF and its consolidated subsidiaries, which include the Taxable Subsidiaries and the Structured Subsidiaries.
2.Basis of Presentation
MSC Income’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. MSC Income’s results of operations for the three and six months ended June 30, 2025 and 2024, cash flows for the six months ended June 30, 2025 and 2024 and financial position as of June 30, 2025 and December 31, 2024 are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements of MSC Income are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
Portfolio Investment Classification
MSC Income classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control” investments are defined as investments in which MSC Income owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate” investments are defined as investments in which MSC Income owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation and (c) “Non-Control/Non-Affiliate” investments are defined as investments that are neither Control investments nor Affiliate investments. For purposes of determining the classification of its Investment Portfolio, MSC Income has excluded consideration of any voting securities or board appointment rights held by Main Street or any other advisory client of the Adviser.
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
4.Revisions to the Presentation of Previously Issued Financial Statements
As of June 30, 2025, MSC Income changed its tax presentation on the Consolidated Statement of Operations to voluntarily correct an immaterial error in order to comply with the applicable presentation requirements in 210.6-07 of Regulation S-X. Net investment income now includes excise tax expense and net investment income related federal and state income and other tax expenses. These revisions had no impact on net increase in net assets resulting from operations or net increase in net assets resulting from operations per share. All prior period net investment income and net investment income per share amounts presented in these consolidated financial statements and the notes thereto have been retrospectively adjusted to conform to the current presentation. The impact of the adjustments on the Consolidated Statement of Operations for each of the three months ended March 31, 2024, June 30, 2024 and March 31, 2025 are as follows:

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share amounts)
Net investment income before taxes	$14,546	$—	$14,546
Excise tax expense	—	(76)	(76)
Federal and state income and other tax expenses	—	(482)	(482)
Net investment income	14,546	(558)	13,988
Net investment income per share	$0.36	$(0.01)	$0.35

Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation)	$—	$(382)	$(382)
Total income tax (provision) benefit	$(940)	$940	$—

	Three Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share amounts)
Net investment income before taxes	$14,365	$—	$14,365
Excise tax expense	—	(4)	(4)
Federal and state income and other tax expenses	—	(942)	(942)
Net investment income	14,365	(946)	13,419
Net investment income per share	$0.36	$(0.03)	$0.33

Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation)	$—	$(1,830)	$(1,830)
Total income tax (provision) benefit	$(2,776)	$2,776	$—

	Three Months Ended March 31, 2025
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share amounts)
Net investment income before taxes	$16,788	$—	$16,788
Excise tax expense	—	(192)	(192)
Federal and state income and other tax expenses	—	(850)	(850)
Net investment income	16,788	(1,042)	15,746
Net investment income per share	$0.38	$(0.03)	$0.35

Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation)	$—	$2,412	$2,412
Total income tax (provision) benefit	$1,370	$(1,370)	$—
The adjustments also impacted the ratio of net investment income to average NAV as presented in Note E — Financial Highlights.
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
MSC Income’s portfolio strategy calls for it to invest primarily in debt securities issued by Private Loan companies. MSC Income also maintains its LMM investment portfolio and its portfolio strategy calls for it to invest in future follow-on investments in illiquid debt and equity securities issued by its existing LMM portfolio companies, as or if such opportunities exist. Effective on the date of the MSC Income Listing, the Company has changed its investment strategy with respect to new platform investments to be solely focused on the Private Loan investment strategy. As a result, the size of the LMM investment portfolio is expected to decrease over time as existing LMM investments are repaid or sold in the ordinary course of business. MSC Income also maintains a legacy portfolio of investments in Middle Market companies and a limited portfolio of Other Portfolio investments which are also expected to decrease over time as MSC Income is generally no longer making new Middle Market investments or Other Portfolio investments. MSC Income’s portfolio investments may be subject to restrictions on resale.
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
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 18 Private Loan portfolio companies during each of the three months ended June 30, 2025 and 2024, representing 22% of the total Private Loan portfolio at fair value as of both June 30, 2025 and 2024. A total of 62 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2025, representing 89% of the total Private Loan portfolio at fair value as of June 30, 2025. Excluding its investments in Private Loan portfolio companies that, as of June 30, 2025, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment, 97% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2025.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each LMM portfolio company at least once every calendar year, and for MSC Income’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 16 and 14 LMM portfolio companies during the three months ended June 30, 2025 and 2024, respectively, representing 27% of the total LMM portfolio at fair value as of both June 30, 2025 and 2024. A total of 50 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2025, representing 99% of the total LMM portfolio at fair value as of June 30, 2025. Excluding its investments in LMM portfolio companies that, as of June 30, 2025, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2025.
For valuation purposes, all of MSC Income’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, MSC Income uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. MSC Income generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (90% and 93% as of June 30, 2025 and December 31, 2024, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) MSC Income has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
For valuation purposes, all of MSC Income’s Other Portfolio investments are non-control investments. MSC Income’s Other Portfolio investments comprised 1.3% and 2.0% of MSC Income’s Investment Portfolio at fair value as of June 30, 2025 and December 31, 2024, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income generally determines the fair value of these investments using the NAV valuation method.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. MSC Income believes its Investment Portfolio as of June 30, 2025 and December 31, 2024 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2025 and December 31, 2024, the Company had $21.9 million and $14.4 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Company’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of June 30, 2025 and December 31, 2024, cash balances totaling $5.3 million and $13.5 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Company to risk related to the uninsured balance.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
As of June 30, 2025, investments on non-accrual status comprised 2.6% of MSC Income’s total Investment Portfolio at fair value and 6.3% at cost. As of December 31, 2024, investments on non-accrual status comprised 1.5% of MSC Income’s total Investment Portfolio at fair value and 5.6% at cost.
MSC Income holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.8. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the PIK interest and cumulative dividends in cash. MSC Income stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2025 and 2024, (i) 5.3% and 5.0%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 1.5% and 0.1%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2025 and 2024, (i) 5.5% and 4.7%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.9% and 0.1%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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
A presentation of total investment income MSC Income earned from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Interest, fee and dividend income:
Interest income	$29,349	$28,859	$56,773	$57,918
Dividend income	4,956	4,007	10,098	6,479
Fee income	1,338	1,080	1,999	3,498
Total investment income	$35,643	$33,946	$68,870	$67,895

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
7.Unearned Income — Debt Origination Fees and Original Issue Discount and Discounts / Premiums to Par Value
MSC Income capitalizes debt origination fees received in connection with financings and reflects such fees as unearned income netted against the applicable debt investments. The unearned income from the fees is accreted into income over the life of the financing.
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
To maintain RIC tax treatment (as discussed in Note B.8. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the interest income. For the three months ended June 30, 2025 and 2024, 2.3% and 2.8%, respectively, of MSC Income’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization. For the six months ended June 30, 2025 and 2024, 2.3% and 2.7%, respectively, of MSC Income’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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
NOTE C — FAIR VALUE HIERARCHY FOR INVESTMENTS — PORTFOLIO COMPOSITION
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
As of June 30, 2025 and December 31, 2024, MSC Income’s Private Loan portfolio investments primarily consisted of illiquid securities issued by privately held companies. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, all of MSC Income’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s LMM portfolio investments were categorized as Level 3 as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, MSC Income’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, MSC Income’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s Other Portfolio investments were categorized as Level 3 as of June 30, 2025 and December 31, 2024.
As of June 30, 2025 and December 31, 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The following tables provide a summary of the significant unobservable inputs used to fair value MSC Income’s Level 3 portfolio investments as of June 30, 2025 and December 31, 2024:

Type of Investment	Fair Value as of June 30, 2025 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)	Weighted-Average (3)(4)	Median (3)
Equity investments	$290,620	Discounted cash flow	WACC	11.4% - 22.4%	14.7%	15.1%
		Market comparable / Enterprise value	EBITDA multiple (1)	5.0x - 8.9x (2)	6.7x	6.7x
Debt investments	$950,201	Discounted cash flow	Risk adjusted discount rate (5)	8.3% - 18.0% (2)	12.8%	12.0%
			Expected principal recovery percentage	0.3% - 500.0%	99.0%	100.0%
Debt investments	$4,742	Market approach	Third-party quote	14.5 - 70.0	47.8	40.0
Total Level 3 investments	$1,245,563
_____________________
(1)EBITDA may include proforma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 13.5x and the range for risk adjusted discount rate is 6.0% - 36.0%.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The following tables provide a summary of changes in fair value of MSC Income’s Level 3 portfolio investments for the six months ended June 30, 2025 and 2024 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2024	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of June 30, 2025
Debt	$895,676	$—	$(152,356)	$211,733	$23,783	$(11,784)	$(12,109)	$954,943
Equity	277,553	—	(8,793)	2,196	(8,254)	9,541	12,109	284,352
Equity Warrant	4,278	—	—	—	—	1,990	—	6,268
	$1,177,507	$—	$(161,149)	$213,929	$15,529	$(253)	$—	$1,245,563
______________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2023	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of June 30, 2024
Debt	$838,125	$—	$(132,534)	$179,870	$2,652	$(1,890)	$(166)	$886,057
Equity	254,029	—	(6,832)	8,835	(1,969)	6,292	166	260,521
Equity Warrant	741	—	—	980	—	9	—	1,730
	$1,092,895	$—	$(139,366)	$189,685	$683	$4,411	$—	$1,148,308
_____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
As of June 30, 2025 and December 31, 2024, MSC Income’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
As of June 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$741,572	$—	$—	$741,572
LMM portfolio investments	458,464	—	—	458,464
Middle Market portfolio investments	29,298	—	—	29,298
Other Portfolio investments	16,229	—	—	16,229
Total investments	$1,245,563	$—	$—	$1,245,563

		Fair Value Measurements
		(in thousands)
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$677,878	$—	$—	$677,878
LMM portfolio investments	436,150	—	—	436,150
Middle Market portfolio investments	39,402	—	—	39,402
Other Portfolio investments	24,077	—	—	24,077
Total investments	$1,177,507	$—	$—	$1,177,507
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
MSC Income’s Private Loan investment strategy is focused on investments in secured debt in privately held companies that generally have annual revenues between $25 million and $500 million, and its Private Loan investments generally range in size from $1 million to $30 million. MSC Income’s Private Loan investments primarily consist of debt securities that have primarily been originated directly by the Adviser or, to a lesser extent, through the Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, MSC Income’s Private Loan investments are typically made in a company owned by or in the process of being acquired by a private equity fund. MSC Income’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. MSC Income may also co-invest with Main Street and the private equity fund in the equity securities of its Private Loan portfolio companies.
MSC Income maintains a LMM investment portfolio with investments in secured debt and equity investments in privately held, LMM companies based in the United States. MSC Income’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $1 million to $30 million. The LMM portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company, can include either fixed or floating interest rates and generally have a term of between five and seven

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
years from the original investment date. MSC Income typically makes direct equity investments and/or receives nominally priced equity warrants in connection with a LMM portfolio company debt investment.
In connection with the MSC Income Listing, the Company changed its investment strategy with respect to new platform investments to be solely focused on the Private Loan investment strategy. As a result, the size of the Company’s LMM investment portfolio is expected to decrease over time as existing LMM investments are repaid or sold in the ordinary course of business. The Company does, however, plan to continue executing follow-on investments in its existing LMM portfolio companies going forward in accordance with its existing SEC order for co-investment exemptive relief.
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
MSC Income’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments in unaffiliated investment companies and private funds managed by third parties. In the Other Portfolio, MSC Income may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, MSC Income generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be realized over a five to ten-year period. Similar to its Middle Market investments, the Company has generally stopped making new Other Portfolio investments and expects the size of its Other Portfolio to continue to decline in future periods as existing Other Portfolio investments are repaid or sold.
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
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2025 and 2024, MSC Income did not record investment income from any single portfolio company in excess of 10% of total investment income.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The following tables provide a summary of MSC Income’s investments in the Private Loan and LMM portfolios as of June 30, 2025 and December 31, 2024 (this information excludes Middle Market and Other Portfolio investments, which are discussed further below).

	As of June 30, 2025
	Private Loan	LMM (a)
	(dollars in millions)
Number of portfolio companies	82	57
Fair value	$741.6	$458.5
Cost	$764.3	$372.2
Debt investments as a % of portfolio (at cost)	93.2%	69.2%
Equity investments as a % of portfolio (at cost)	6.8%	30.8%
% of debt investments at cost secured by first priority lien	99.9%	99.9%
Weighted-average annual effective yield (b)	11.5%	13.1%
Average EBITDA (c)	$30.0	$10.9
___________________
(a)As of June 30, 2025, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of June 30, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of June 30, 2025. The weighted-average annual effective yield on MSC Income’s debt portfolio as of June 30, 2025, including debt investments on non-accrual status, was 10.4% for its Private Loan portfolio and 12.2% for its LMM portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on its investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
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
For the three months ended June 30, 2025 and 2024, MSC Income achieved an annualized total return on investments of 12.2% and 15.1%, respectively. For the six months ended June 30, 2025 and 2024, MSC Income achieved an annualized total return on investments of 11.5% and 13.4%, respectively. For the year ended December 31, 2024, MSC Income achieved a total return on investments of 12.4%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. MSC Income’s total return on investments is not reflective of what an investor in shares of MSC Income’s common stock will realize on its investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
As of June 30, 2025, MSC Income had Middle Market Portfolio investments in eight portfolio companies, collectively totaling $29.3 million in fair value and $40.1 million in cost basis, which comprised 2.4% and 3.4% of MSC Income’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, MSC Income had Middle Market Portfolio investments in ten portfolio companies, collectively totaling $39.4 million in fair value and $66.3 million in cost basis, which comprised 3.3% and 5.8% of MSC Income’s Investment Portfolio at fair value and cost, respectively.
As of June 30, 2025, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $16.2 million in fair value and $14.9 million in cost basis, each of which comprised 1.3% of MSC Income’s Investment Portfolio at fair value and cost. As of December 31, 2024, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $24.1 million in fair value and

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
$17.9 million in cost basis, which comprised 2.0% and 1.6% of MSC Income’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of June 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments, which are discussed above).

Cost:	June 30, 2025	December 31, 2024
First lien debt	85.2%	85.2%
Equity	14.6	14.5
Equity warrants	0.2	0.3
Other	—	—
	100.0%	100.0%

Fair Value:	June 30, 2025	December 31, 2024
First lien debt	77.7%	77.6%
Equity	21.8	22.0
Equity warrants	0.5	0.4
Other	—	—
	100.0%	100.0%
The following tables summarize the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of June 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	June 30, 2025	December 31, 2024
Southwest	21.3%	18.2%
Midwest	21.1	21.5
Northeast	21.1	22.4
West	20.6	18.7
Southeast	13.8	17.0
Canada	1.1	1.2
Other Non-United States	1.0	1.0
	100.0%	100.0%

Fair Value:	June 30, 2025	December 31, 2024
Southwest	23.4%	20.4%
Midwest	22.1	22.7
West	20.4	18.4
Northeast	20.2	22.6
Southeast	11.9	13.8
Canada	1.0	1.1
Other Non-United States	1.0	1.0
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value as of June 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments).

Cost:	June 30, 2025	December 31, 2024
Electrical Equipment	7.8%	4.6%
Commercial Services & Supplies	7.4	7.6
Machinery	7.4	7.8
Internet Software & Services	6.6	7.2
Professional Services	5.8	6.1
Distributors	5.3	4.3
Containers & Packaging	4.6	4.5
Diversified Consumer Services	4.5	5.2
IT Services	4.5	4.6
Health Care Providers & Services	4.0	4.2
Leisure Equipment & Products	3.3	3.5
Auto Components	3.1	1.7
Chemicals	2.8	0.4
Hotels, Restaurants & Leisure	2.8	2.8
Textiles, Apparel & Luxury Goods	2.7	2.8
Communications Equipment	2.2	2.9
Specialty Retail	2.2	2.0
Computers & Peripherals	2.0	3.0
Construction & Engineering	1.8	2.1
Energy Equipment & Services	1.7	1.6
Household Products	1.7	1.7
Software	1.7	1.6
Marine	1.6	1.5
Internet & Catalog Retail	1.5	1.6
Food & Staples Retailing	1.3	1.6
Trading Companies & Distributors	1.3	1.3
Aerospace & Defense	1.2	1.7
Diversified Financial Services	1.1	2.3
Air Freight & Logistics	1.0	0.9
Media	1.0	1.2
Oil, Gas & Consumable Fuels	1.0	—
Health Care Equipment & Supplies	0.6	1.1
Building Products	0.3	2.2
Other (1)	2.2	2.4
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	June 30, 2025	December 31, 2024
Machinery	8.6%	9.1%
Electrical Equipment	7.8	4.7
Commercial Services & Supplies	6.7	6.6
Professional Services	5.7	6.1
Distributors	5.4	4.3
Internet Software & Services	5.3	6.3
Diversified Consumer Services	5.1	6.0
Containers & Packaging	4.7	4.8
IT Services	4.3	4.5
Computers & Peripherals	3.8	5.1
Health Care Providers & Services	3.7	3.8
Auto Components	3.0	1.7
Chemicals	2.7	0.4
Leisure Equipment & Products	2.7	2.9
Construction & Engineering	2.6	3.0
Textiles, Apparel & Luxury Goods	2.5	2.6
Communications Equipment	2.2	1.4
Software	2.2	2.1
Specialty Retail	2.2	2.2
Hotels, Restaurants & Leisure	1.9	2.0
Household Products	1.7	1.8
Marine	1.5	1.4
Air Freight & Logistics	1.4	1.4
Energy Equipment & Services	1.4	1.3
Aerospace & Defense	1.2	1.7
Food & Staples Retailing	1.2	1.3
Trading Companies & Distributors	1.2	1.3
Diversified Financial Services	1.1	2.3
Internet & Catalog Retail	1.1	1.4
Media	1.0	1.5
Oil, Gas & Consumable Fuels	1.0	—
Building Products	0.4	2.3
Other (1)	2.7	2.7
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
As of June 30, 2025 and December 31, 2024, MSC Income had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.
Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, MSC Income must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that MSC Income

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
must utilize to determine if any of MSC Income’s Control investments (as defined in Note A — Organization and Basis of Presentation), including those unconsolidated portfolio companies defined as Control investments in which MSC Income does not own greater than 50% of the voting securities nor have rights to maintain greater than 50% of the board representation, are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing MSC Income’s investment in the Control investment by the value of MSC Income’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control investment for the period being tested by the absolute value of MSC Income’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require MSC Income to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control investments in which MSC Income owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.
As of June 30, 2025 and December 31, 2024, MSC Income had no single investment that qualified as a significant subsidiary under either the investment or income tests.
NOTE D — DEBT
Summary of MSC Income’s debt as of June 30, 2025 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)
	(in thousands)
SPV Facility	$240,000	$—	$240,000	$240,000
Corporate Facility	149,000	—	149,000	149,000
Series A Notes	150,000	(398)	149,602	144,918
Total Debt	$539,000	$(398)	$538,602	$533,918
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
Summarized interest expense for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
SPV Facility	$4,217	$5,950	$9,014	$11,996
Corporate Facility	2,871	2,006	4,728	3,920
Series A Notes	1,590	1,590	3,179	3,179
Total Interest Expense	$8,678	$9,546	$16,921	$19,095
A summary of MSC Income’s average amount of total borrowings outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in millions)
Weighted-average borrowings outstanding	$562.7	$493.1	$537.4	$491.0
Weighted-average effective interest rate	6.2%	7.7%	6.3%	7.8%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
SPV Facility
MSC Income, through MSIF Funding, LLC (“MSIF Funding”), a wholly-owned Structured Subsidiary that primarily holds debt investments, maintains a senior secured revolving credit facility dated February 3, 2021 (as amended, the “SPV Facility”) with JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator, JPM and other financial institutions as lenders and MSIF as portfolio manager. In March 2025, the SPV facility was amended to, among other things: (i) decrease the interest rate for advances to the applicable SOFR plus 2.20% from the prior interest rate of the applicable SOFR plus 3.00%, (ii) extend the revolving period from through February 2027 to through February 2029 and (iii) extend the final maturity date from February 2028 to February 2030.
As of June 30, 2025, the SPV Facility included (i) total commitments of $300.0 million, (ii) an accordion feature with the right to request an increase of total commitments and borrowing availability up to $450.0 million and (iii) a revolving period through February 2029 and a final maturity date in February 2030. As of June 30, 2025, advances under the SPV Facility bore interest at a rate equal to the applicable SOFR in effect, plus a margin of 2.20%. MSIF Funding also pays a commitment fee of 0.75% on the average daily unused amount of the financing commitments until February 2029. The SPV Facility is secured by a collateral loan on the assets of MSIF Funding. Borrowing availability under the SPV Facility is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of June 30, 2025, the interest rate for borrowings on the SPV Facility was 6.50%. The average interest rate for borrowings under the SPV Facility was 6.50% and 8.30% for the three months ended June 30, 2025 and 2024, respectively, and 6.87% and 8.32% per annum for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, MSC Income was in compliance with all financial covenants of the SPV Facility.
Corporate Facility
MSC Income maintains a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “Corporate Facility” and, together with the SPV Facility, the “Credit Facilities”) with EverBank, as administrative agent, and with EverBank and other financial institutions as lenders.
As of June 30, 2025, the Corporate Facility included (i) total commitments of $245.0 million from a diversified group of seven lenders, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $300.0 million of total commitments and (iii) a revolving period through November 2028 and a final maturity date in May 2029, with two one-year extension options subject to lender approval.
Borrowings under the Corporate Facility bear interest, subject to MSC Income’s election, at a rate equal to (i) SOFR plus 2.05% or (ii) the base rate plus 1.05%. The base rate is defined as the higher of (a) the Prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) SOFR plus 1.0%. Additionally, MSC Income pays an unused commitment fee of 0.25% on the unused lender commitments if more than 50% or more of the lender commitments are being used and an annual unused commitment fee of 0.375% on the unused lender commitments if less than 50% of the lender commitments are being used. Borrowings under the Corporate Facility are secured by a first lien on all of the assets of MSIF and its subsidiaries, excluding the assets of Structured Subsidiaries or immaterial subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of MSIF (other than Structured Subsidiaries or immaterial subsidiaries). Borrowing availability under the Corporate Facility is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of June 30, 2025, the interest rate for borrowings on the Corporate Facility was 6.38%. The average interest rate for borrowings under the Corporate Facility was 6.37% and 7.82% for the three months ended June 30, 2025 and 2024, respectively, and 6.38% and 7.83% per annum for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, MSC Income was in compliance with all financial covenants of the Corporate Facility.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Series A Notes
Pursuant to a Master Note Purchase Agreement dated October 21, 2021 (the “Note Purchase Agreement”), MSC Income issued $77.5 million of 4.04% Series A Senior Notes due 2026 (the “Series A Notes”) upon entering into the Note Purchase Agreement and an additional $72.5 million on January 21, 2022. The Series A Notes bear a fixed interest rate of 4.04% per year and mature on October 30, 2026, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of MSIF or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of June 30, 2025, MSC Income was in compliance with all financial covenants of the Note Purchase Agreement.
NOTE E — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of MSC Income for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
Per Share Data:	2025	2024
NAV as of the beginning of the period	$15.53	$15.54
Net investment income (1)	0.70	0.68
Net realized loss (1)(2)	(0.36)	(0.04)
Net unrealized appreciation (depreciation) (1)(2)	0.33	0.14
Income tax benefit (provision) (1)(2)	0.03	(0.06)
Net increase in net assets resulting from operations (1)	0.70	0.72
Dividends paid from net investment income (3)	(0.72)	(0.74)
Distributions paid or accrued (3)	(0.72)	(0.74)
Accretive effect of stock repurchases (repurchasing shares below NAV per share)	—	0.02
Dilutive effect of stock offerings (issuing shares below NAV per share)	(0.16)	—
Other (4)	(0.02)	0.02
NAV as of the end of the period	$15.33	$15.56
Market value as of the end of the period	$16.43	N/A
Shares outstanding as of the end of the period	47,148,802	40,070,671
________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation, and related income tax provision or benefit can fluctuate significantly from period to period.

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

	Six Months Ended June 30,
	2025	2024
	(dollars in thousands)
NAV as of the end of the period	$722,788	$623,175
Average NAV	$688,877	$621,334
Average outstanding debt	$534,964	$501,259

Ratios to average NAV:
Ratio of total expenses, including income tax expense, to average NAV (1)(2)(3)(6)	5.12%	7.59%
Ratio of operating expenses to average NAV (2)(3)(6)	5.05%	6.99%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)(6)	2.59%	3.92%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV (2)(3)(6)	1.80%	2.76%
Ratio of net investment income to average NAV (2)(6)	4.65%	4.41%
Portfolio turnover ratio (2)	11.97%	11.72%
Total investment return (2)(4)	10.78%	N/A
Total return based on change in NAV (2)(5)	5.15%	4.91%
_______________
(1)Total expenses are the sum of operating expenses and all tax expenses. The total tax provision or benefit includes the accrual of net deferred tax provision or benefit relating to book versus tax differences on income at the Taxable Subsidiaries that is included in net investment income, the net unrealized appreciation or depreciation on portfolio investments held in Taxable Subsidiaries and due to the change in the loss carryforwards, which are non-cash in nature and may vary significantly from period to period. MSC Income is required to include net deferred tax provision or benefit in calculating its total expenses even though these net deferred taxes are not currently payable or receivable.
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
(5)For the six months ended June 30, 2025, total return based on change in NAV was calculated using the sum of ending NAV plus dividends to stockholders and other non-operating changes during the period, divided by the beginning NAV. Non-operating changes include any items that affect NAV other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP and other miscellaneous items. For the six months ended June 30, 2024, total return was calculated based on the change in NAV per share and stockholder distributions declared per share during the reporting period, divided by the NAV per share at the beginning of the period. In each of the six months ended June 30, 2025 and 2024, the total return does not reflect the sales load from the sale of MSC Income’s common stock.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
(6)Net of expense waivers of $4.5 million for the six months ended June 30, 2024. There were no expense waivers for the six months ended June 30, 2025. Excluding these expense waivers, the expense and income ratios are as follows:

Six Months Ended June 30,
2024

Ratio of total expenses, including income tax expense, to average NAV(1)(2)(3)	8.33%
Ratio of operating expenses to average NAV(2)(3)	7.73%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	4.65%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)	3.49%
Ratio of net investment income to average NAV(2)	3.94%
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
Summarized dividend information for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Regular quarterly dividends per share	$0.35	$0.36	$0.70	$0.73
Supplemental quarterly dividends per share	0.01	—	0.02	—
Total dividends per share	$0.36	$0.36	$0.72	$0.73

Total regular quarterly dividends	$16,502	$14,425	$32,900	$29,246
Total supplemental quarterly dividends	472	—	940	—
Total dividends	$16,974	$14,425	$33,840	$29,246
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
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
	(estimated, in thousands)
Net increase in net assets resulting from operations	$32,164	$28,717
Net unrealized appreciation	(14,879)	(5,093)
Income tax provision	522	3,717
Pre-tax book income not consolidated for tax purposes	(9,747)	(7,543)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	19,901	3,523
Estimated taxable income (1)	27,961	23,321
Taxable income earned in prior year and carried forward for distribution in current year	20,348	14,745
Taxable income earned prior to period end and carried forward for distribution next period	(31,443)	(23,245)
Dividend payable as of period end and paid in the following period	16,974	14,425
Total distributions accrued or paid to common stockholders	$33,840	$29,246
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The income tax provision for MSC Income is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes relating to net currently taxable activity relating to the portfolio investments held in the Taxable Subsidiaries and excise taxes on MSC Income’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income’s Consolidated Statements of Operations. MSC Income’s net investment income related taxes were comprised of the following for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net investment income taxes
Current tax expense:
Federal	$65	$125	$118	$178
State and other	103	212	342	414
Excise	87	4	279	80
Total current tax expense	255	341	739	672

Deferred tax expense (benefit):
Federal	894	574	1,242	745
State and other	(150)	31	59	88
Total deferred tax expense	744	605	1,301	833

Total net investment income tax provision	$999	$946	$2,040	$1,505

Investment valuation related taxes
Current tax expense:
Federal	$—	$205	$—	$205
Total current tax expense	—	205	—	205

Deferred tax expense (benefit):
Federal	549	1,513	(1,413)	1,997
State and other	344	112	(105)	10
Total deferred tax expense (benefit)	893	1,625	(1,518)	2,007

Total investment valuation related income tax provision (benefit)	$893	$1,830	$(1,518)	$2,212

Total income tax provision	$1,892	$2,776	$522	$3,717
The net deferred tax asset as of June 30, 2025 and December 31, 2024 was $0.8 million and $0.6 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. As of June 30, 2025, for U.S. federal income tax purposes, the Taxable Subsidiaries did not have any net operating loss carryforwards. The Taxable Subsidiaries have net capital loss carryforwards from prior years which, if unused, will expire in various taxable years 2025 through 2029. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE G — SHARE REPURCHASES
Following the MSC Income Listing, the Company entered into a share repurchase plan (the “10b5-1 Repurchase Plan”) to repurchase up to $65.0 million in the aggregate of shares of the Company’s common stock in the open market for a twelve-month period beginning in March 2025, at times when the market price per share of the Company’s common stock is trading below the most recently reported NAV per share of the Company’s common stock by certain pre-determined levels (including any updates, corrections or adjustments publicly announced by the Company to any previously announced NAV per share). The repurchases of shares of the Company’s common stock pursuant to the 10b5-1 Repurchase Plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. Main Street also entered into a share purchase plan (the “Main Street Share Purchase Plan”) to purchase up to $20.0 million in the aggregate of shares of the Company’s common stock in the open market with terms and conditions substantially similar to the Company’s 10b5-1 Repurchase Plan for shares of the Company’s common stock, and daily purchases under the two plans, if any, are expected to be split pro rata (or as close thereto as reasonably possible) between the Company and Main Street based on the respective plan sizes. On January 20, 2025, in connection with Main Street’s potential acquisition in excess of 3% of the Company’s outstanding common stock, as a result of any purchases of shares of the Company’s common stock pursuant to the Main Street Share Purchase Plan or otherwise, the Company entered into a Fund of Funds Investment Agreement with Main Street (the “Main Street Fund of Funds Agreement”). The Main Street Fund of Funds Agreement provides for the acquisition of shares of the Company’s common stock by Main Street, and the Company’s sale of such shares to Main Street, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act.
The following table summarizes the shares repurchased under the 10b5-1 Repurchase Plan during the three months ended June 30, 2025.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except share and per share amounts)
April 1 through April 30, 2025	9,921	$14.59	9,921	$64,855
May 1 through May 31, 2025	84	14.97	84	64,854
June 1 through June 30, 2025	—	—	—	64,854
___________________
(1)Includes broker commissions.
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
Effective as of March 6, 2025, the date of the Company’s Board of Directors’ first declaration of a dividend or distribution on the Company’s common stock following the MSC Income Listing, the Company adopted an “opt out” dividend reinvestment plan (the “New DRIP” and, together with the Prior DRIP, the “DRIP”). The New DRIP provides for the reinvestment of dividends on behalf of the Company’s registered stockholders who hold their shares with the Company’s transfer agent and registrar, or certain brokerage firms that have elected to participate in the New DRIP, unless

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, its registered stockholders (or stockholders holding shares through participating brokerage firms) who have not properly “opted out” of the New DRIP will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. For the avoidance of doubt, stockholders of the Company prior to the MSC Income Listing who did not elect to “opt in” to the Prior DRIP in effect prior to the effective date of the “opt out” New DRIP were deemed to have made an election to “opt out” of the New DRIP as of the effective date of the “opt out” New DRIP and to continue to receive cash in connection with any cash dividend declared by the Company. The share requirements of the New DRIP may be satisfied through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of the Company’s common stock reported on the NYSE on the trading day immediately preceding the dividend payment date for each dividend. Shares purchased in the open market to satisfy the New DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. The DRIP is administered by the Company’s transfer agent.
Summarized DRIP information for the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,
	2025	2024
	(dollars in thousands)
DRIP participation	$9,175	$9,125
Shares issued for DRIP	593,449	574,423
NOTE I — COMMITMENTS AND CONTINGENCIES
As of June 30, 2025, MSC Income had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

HPEP 3, L.P.	1,308
423 AER II, LP	211
Brightwood Capital Fund III, LP	22

Total Equity Commitments (1)	$1,541

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Mission Critical Group	$10,890
South Coast Terminals Holdings, LLC	4,460
GradeEight Corp.	4,400
Winter Services LLC	4,167
HEADLANDS OP-CO LLC	3,600
ZRG Partners, LLC	2,587
Electro Technical Industries, LLC	2,238
Bluestem Brands, Inc.	2,194
JDC Power Services, LLC	2,105
Richardson Sales Solutions	1,964
Ansira Partners II, LLC	1,951
SI East, LLC	1,750
IG Parent Corporation	1,667

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

American Health Staffing Group, Inc.	1,667
Creative Foam Corporation	1,562
CQ Fluency, LLC	1,500
Insight Borrower Corporation	1,495
KMS, LLC	1,357
Mills Fleet Farm Group, LLC	1,349
ArborWorks, LLC	1,345
ITA Holdings Group, LLC	1,328
BP Loenbro Holdings Inc.	1,316
TEC Services, LLC	1,167
Implus Footcare, LLC	1,162
Gamber-Johnson Holdings, LLC	938
BDB Holdings, LLC	920
RA Outdoors LLC	887
B-O-F Corporation	840
Titan Meter Midco Corp.	830
VVS Holdco LLC	800
IG Investor, LLC	600
Centre Technologies Holdings, LLC	600
Garyline, LLC	596
Bond Brand Loyalty ULC	540
Obra Capital, Inc.	521
Coregistics Buyer LLC	513
AVEX Aviation Holdings, LLC	512
The Affiliati Network, LLC	500
Microbe Formulas, LLC	434
Burning Glass Intermediate Holding Company, Inc.	413
CenterPeak Holdings, LLC	400
Chamberlin Holding LLC	400
Colonial Electric Company LLC	400
Pinnacle TopCo, LLC	400
Trantech Radiator Topco, LLC	400
Escalent, Inc.	349
SPAU Holdings, LLC	340
Career Team Holdings, LLC	300
Clad-Rex Steel, LLC	300
Roof Opco, LLC	292
Victory Energy Operations, LLC	277
Island Pump and Tank, LLC	274
Mini Melts of America, LLC	270
Batjer TopCo, LLC	230
Metalforming Holdings, LLC	205
Mystic Logistics Holdings, LLC	200
Orttech Holdings, LLC	200
PTL US Bidco, Inc	177

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Channel Partners Intermediateco, LLC	171
ATS Operating, LLC	150
GRT Rubber Technologies LLC	100
Cody Pools, Inc.	83
Wash & Wax Systems LLC	65
Invincible Boat Company, LLC.	42
HDC/HW Intermediate Holdings	25
AAC Holdings, Inc.	17

Total Loan Commitments	$75,732

Total Commitments	$77,273
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
MSC Income will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of June 30, 2025.
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
NOTE J — RELATED PARTY TRANSACTIONS
1.Advisory Agreements and Conditional Expense Reimbursement Waivers
On October 30, 2020, MSC Income entered into the Prior Investment Advisory Agreement with the Adviser. On January 29, 2025, in connection with the MSC Income Listing, MSC Income entered into the Advisory Agreement with the Adviser. The Advisory Agreement was approved by the affirmative vote of the holders of a majority of MSC Income’s outstanding voting securities, as defined in the 1940 Act, at the 2024 Special Meeting, to become effective upon the MSC Income Listing. The Advisory Agreement is effective for an initial two-year term commencing upon the date of the MSC Income Listing on January 29, 2025.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
Advisory Agreement (post-MSC Income Listing)
Effective on the date of the MSC Income Listing and pursuant to the Advisory Agreement, MSC Income pays the Adviser a base management fee and incentive fees as compensation for investment management services under the Advisory Agreement. The base management fee is calculated at an annual rate of 1.5% of the Company’s average total assets (including cash and cash equivalents), payable quarterly in arrears, and is calculated based on the average value of the Company’s total assets (including cash and cash equivalents) at the end of the two most recently completed calendar quarters. The determination of total assets reflects changes in the fair value of portfolio investments reflecting both unrealized appreciation and unrealized depreciation. All or any part of base management fee not taken as to any quarter is deferred without interest and is taken in such other quarter as the Adviser shall determine, unless the Adviser expressly and in writing delivered to the Company permanently waives receipt of such base management fee, in which event the Company shall forever be relieved of the obligation to pay such base management fee for such quarter. The base management fee for any partial quarter is appropriately pro-rated.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
The following table provides a summary of MSC Income’s incurred base management fees, subordinated incentive fees and capital gains incentive fees for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Base management fees	$4,907	$5,179	$9,879	$10,207
Subordinated incentive fees	3,431	3,591	5,454	7,228
Capital gains incentive fees	—	—	—	—
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The following table provides a summary of MSC Income’s incurred Internal Administrative Expenses (before and after waivers) for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Internal Administrative Expenses before waivers	$172	$2,520	$346	$4,787
Internal Administrative Expenses waived (1)	—	(2,361)	—	(4,472)
____________________
(1)Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.
2.Indemnification
The Prior Investment Advisory Agreement and the Advisory Agreement provide that the Adviser, any sub-adviser and their respective officers, directors, managers, partners, shareholders, members (and their shareholders or members, including the owners of their shareholders or members), agents, employees, controlling persons and any other person or entity affiliated with or acting on behalf of the Adviser or any sub-adviser, as applicable (each an “Indemnified Party” and, collectively, the “Indemnified Parties”) will not be liable to MSC Income for any action taken or omitted to be taken by the Adviser or any sub-adviser in connection with the performance of any of their duties or obligations as an investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services), and that MSC Income will indemnify, defend and protect Indemnified Parties and hold them harmless from and against all losses, damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in connection with the performance of their duties as an investment adviser of the Company, to the extent such losses, damages, liabilities, costs and expenses are not fully reimbursed by insurance, and to the extent that such indemnification would not be inconsistent with the Maryland General Corporation Law, the 1940 Act, the Company’s charter and other applicable law if, among other things, (i) the Indemnified Party has determined, in good faith, that the course of conduct which caused the loss or liability was in the best interests of the Company, (ii) the Indemnified Party was acting on behalf of or performing services for the Company, (iii) such liability or loss was not the result of negligence, willful misfeasance, bad faith, or misconduct by the Indemnified Party and (iv) such indemnification or agreement to hold harmless is recoverable only out of the Company’s net assets and not from stockholders.
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
MSC Income has received an exemptive order from the SEC permitting co-investments among MSC Income, Main Street and other advisory clients of the Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. MSC Income has made co-investments, and in the future intends to continue to make co-investments with Main Street and other advisory clients of the Adviser, in accordance with the conditions of the order. The order requires, among other things, that the Adviser and Main Street consider whether each such investment opportunity is appropriate for MSC Income, Main Street and the other advisory clients of the Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the Adviser is wholly-owned by Main Street and is not managing MSC Income’s investment activities as its sole activity, this may provide the Adviser an incentive to allocate opportunities to other participating advisory clients instead of MSC Income. However, both MSC Income and the Adviser have policies and procedures in place to manage this conflict, including approval of investment allocations and oversight of co-investments by the independent members of the Board of Directors. Additional

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov. In addition to the co-investment program described above, MSC Income also co-invests in certain investment transactions where price is the only negotiated point by MSC Income and its affiliates.
4.Other Related Party Transactions
The following table summarizes Main Street’s purchases of shares of MSC Income’s common stock during the three months ended June 30, 2025, pursuant to the Main Street Share Purchase Plan.

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars in thousands, except per share amounts)
April 1 through April 30, 2025	3,054	$14.59	3,054	$19,955
May 1 through May 31, 2025	26	14.97	26	19,955
June 1 through June 30, 2025	—	—	—	19,955
___________________
(1)Includes broker commissions.
As of June 30, 2025, Main Street owned 1,377,952 shares of MSC Income’s common stock. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
NOTE K — SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In August 2025, MSC Income declared a regular quarterly dividend of $0.35 per share and a supplemental quarterly dividend of $0.01 per share, both payable on October 31, 2025 to stockholders of record as of September 30, 2025.
Since June 30, 2025, the Company repurchased 8,291 shares at an average price of $14.41 (including broker commissions), as part of the Company's 10b5-1 Repurchase Plan.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates
June 30, 2025
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2025 Fair Value (13)
Control Investments
BDB Holdings, LLC					Preferred Equity	(7)	$—	$(700)	$—	$12,610	$—	$700	$11,910
	12.00%				Secured Debt (12)	(7)	—	—	10	—	280	—	280
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	530	—	16	514
GRT Rubber Technologies LLC	10.48%	SF+	6.00%		Secured Debt (12)	(8)	—	(3)	85	1,550	3	3	1,550
	12.48%	SF+	8.00%		Secured Debt	(8)	—	(25)	1,275	19,944	25	25	19,944
					Member Units	(8)	—	460	1,541	22,600	460	—	23,060
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	5,295	(4,939)	—	8,740	3,875	11,001	1,614
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	45	900	—	—	900
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	10	(694)	—	3,004	9	1,173	1,840
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control investments							$5,305	$(5,901)	$2,956	$69,878	$4,652	$12,918	$61,612
Affiliate Investments
American Nuts, LLC					Preferred Equity	(9)	$—	$(336)	$—	$—	$2,556	$336	$2,220
	12.95%	SF+	8.50%	12.95%	Secured Debt	(9)	—	—	72	—	2,180	—	2,180
	12.95%	SF+	8.50%	12.95%	Secured Debt	(9)	—	—	72	—	2,180	—	2,180
Analytical Systems Keco Holdings, LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	17.50%				Secured Debt	(8)	—	—	90	1,012	2	26	988
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	—	—	1,330	—	—	1,330
					Warrants	(8)	—	—	—	—	—	—	—
Barfly Ventures, LLC					Member Units	(5)	—	317	368	1,953	317	—	2,270
Batjer TopCo, LLC					Secured Debt (12)	(8)	—	—	1	50	—	50	—
	10.00%				Secured Debt (12)	(8)	—	—	2	30	—	—	30
	10.00%				Secured Debt	(8)	—	—	64	1,165	2	—	1,167
					Preferred Stock	(8)	—	200	39	570	200	—	770
Brewer Crane Holdings, LLC	14.48%	SF+	10.00%		Secured Debt	(9)	—	—	91	1,254	—	—	1,254
					Preferred Member Units	(9)	—	(350)	15	1,170	—	350	820
Centre Technologies Holdings, LLC		SF+	10.00%		Secured Debt (12)	(8)	—	—	2	—	—	—	—
	14.48%	SF+	10.00%		Secured Debt	(8)	—	(6)	451	6,384	6	274	6,116
					Preferred Member Units	(8)	—	1,030	15	3,110	1,030	—	4,140
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(11)	12	—	11	11	—
	12.49%	SF+	8.00%		Secured Debt	(8)	—	3	264	3,905	800	—	4,705
					Member Units	(8)	—	(210)	1,189	8,280	—	210	8,070

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2025
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2025 Fair Value (13)
					Member Units	(8)	—	35	12	888	35	—	923
Charps, LLC					Preferred Member Units	(5)	—	(60)	134	3,900	—	60	3,840
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	—	—	—	—	—
	9.00%				Secured Debt	(5)	—	(1)	78	1,690	1	121	1,570
	10.00%				Secured Debt	(5)	—	—	12	243	—	5	238
					Member Units	(5)	—	320	203	2,750	320	—	3,070
					Member Units	(5)	—	80	—	237	80	—	317
Cody Pools, Inc.	12.50%				Secured Debt (12)	(8)	—	3	19	—	782	79	703
	12.50%				Secured Debt	(8)	—	(4)	401	6,598	4	389	6,213
					Preferred Member Units	(8)	—	(160)	336	16,950	—	160	16,790
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	12.00%				Secured Debt	(6)	—	(12)	215	3,578	12	716	2,874
					Preferred Member Units	(6)	—	430	467	3,390	430	—	3,820
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	2	(16)	2	—	(14)
	13.50%				Secured Debt	(5)	—	23	305	4,201	35	—	4,236
					Preferred Equity	(5)	—	3	30	1,860	3	—	1,863
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	4	55	79	60	74
	10.00%				Secured Debt	(8)	—	(74)	55	878	10	89	799
					Preferred Member Units	(8)	—	(70)	—	30	40	70	—
Digital Products Holdings LLC	14.38%	SF+	10.00%		Secured Debt	(5)	—	—	225	3,105	5	165	2,945
					Preferred Member Units	(5)	—	—	25	2,459	—	—	2,459
Direct Marketing Solutions, Inc.					Secured Debt	(9)	—	(1)	2	—	1	1	—
	14.00%				Secured Debt	(9)	—	(6)	328	4,668	6	173	4,501
					Preferred Stock	(9)	—	140	—	4,480	140	—	4,620
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	—	9	138	—	—	138
	12.00%				Secured Debt	(7)	—	—	258	4,161	5	—	4,166
					Preferred Equity	(7)	—	90	—	1,486	90	—	1,576
	15.00%			15.00%	Preferred Equity	(7)	—	50	61	810	111	—	921
Flame King Holdings, LLC					Preferred Equity	(9)	—	1,360	1,738	8,980	1,360	—	10,340
	12.00%				Preferred Equity	(9)	—	—	5	—	16,175	—	16,175
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(82)	(23)	1,263	—	1,070	193
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	1	—	—	—	—
	11.50%	SF+	7.50%		Secured Debt (12)	(5)	—	(19)	1,074	18,282	19	219	18,082
					Member Units	(5)	—	—	810	28,690	—	—	28,690
GFG Group, LLC					Secured Debt	(5)	—	(16)	57	2,046	2	2,048	—
					Preferred Member Units	(5)	—	(110)	145	2,640	—	110	2,530
	8.00%				Secured Debt	(5)	—	—	46	—	2,313	—	2,313
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt	(8)	—	—	—	—	—	—	—
	12.50%				Secured Debt	(8)	—	123	—	378	91	—	469
					Preferred Equity	(8)	—	—	—	—	—	—	—
					Member Units	(8)	—	—	—	—	—	—	—
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.)	(8)	—	194	—	4,472	195	205	4,462

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2025
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2025 Fair Value (13)
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	18	31	379	21	—	400
	13.00%				Secured Debt	(6)	—	156	600	8,693	183	110	8,766
					Common Equity	(6)	—	830	—	4,060	830	—	4,890
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(230)	—	7,290	—	230	7,060
Integral Energy Services	12.06%	SF+	7.50%		Secured Debt	(8)	—	(217)	979	14,872	33	968	13,937
	10.00%			10.00%	Preferred Equity	(8)	—	60	15	535	75	—	610
					Common Stock	(8)	—	170	—	640	170	—	810
	10.00%			10.00%	Preferred Equity	(8)	—	97	—	—	230	—	230
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	211	3,741	3	400	3,344
	9.00%				Secured Debt	(5)	—	—	45	982	—	6	976
					Preferred Equity	(5)	—	510	—	3,060	510	—	3,570
					Member Units	(5)	—	—	15	678	—	—	678
KMS, LLC	14.50%	SF+	9.75%		Secured Debt	(5)	(511)	409	—	829	—	829	—
	14.50%	SF+	9.75%		Secured Debt	(5)	(3,788)	3,202	—	5,973	—	5,973	—
		SF+	9.75%	14.23%	Secured Debt	(5)	—	—	—	562	—	562	—
		SF+	9.75%	14.23%	Secured Debt	(5)	—	—	—	550	—	550	—
	14.23%	SF+	9.75%	14.23%	Secured Debt	(5)	—	—	—	—	—	—	—
	12.50%			12.50%	Secured Debt (12)	(5)	—	—	76	—	1,392	—	1,392
	12.50%			12.50%	Secured Debt	(5)	—	—	70	—	1,476	—	1,476
					Preferred Equity	(5)	—	—	—	—	6,113	—	6,113
Mills Fleet Farm Group, LLC					Preferred Equity	(5)	—	(1,225)	449	11,166	450	1,226	10,390
	9.79%	SF+	5.50%	9.79%	Secured Debt (12)	(5)	—	—	93	—	2,230	—	2,230
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	(1)	73	1,436	1	1	1,436
					Common Stock	(6)	—	110	493	6,590	110	—	6,700
Nello Industries Investco, LLC		SF+	6.50%		Secured Debt	(5)	—	—	12	(12)	12	—	—
	13.50%				Secured Debt	(5)	—	—	482	6,619	20	—	6,639
					Common Equity	(5)	—	670	100	3,890	670	—	4,560
NexRev LLC					Secured Debt	(8)	—	—	—	—	—	—	—
					Secured Debt	(8)	—	(3)	38	2,453	3	2,456	—
					Preferred Member Units	(8)	—	130	108	2,970	130	—	3,100
NuStep, LLC	10.98%	SF+	6.50%		Secured Debt	(5)	—	—	51	900	—	300	600
	12.00%				Secured Debt	(5)	—	—	278	4,610	—	—	4,610
					Preferred Member Units	(5)	—	160	—	2,890	160	—	3,050
					Preferred Member Units	(5)	—	—	—	1,500	—	—	1,500
Oneliance, LLC					Preferred Stock	(7)	—	130	13	640	130	—	770
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	—	—	—	—	—	—
	15.48%	SF+	11.00%		Secured Debt	(5)	—	(12)	431	5,490	12	212	5,290
					Preferred Stock	(5)	—	—	30	3,360	—	—	3,360
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	(1)	2	—	1	1	—
	13.00%				Secured Debt	(8)	—	(21)	486	7,160	21	221	6,960
					Preferred Equity	(8)	—	300	255	4,590	300	—	4,890

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2025
(dollars in thousands)
(unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2025 Fair Value (13)
RA Outdoors LLC	11.25%	SF+	6.75%	11.25%	Secured Debt	(8)	—	(143)	76	1,215	40	145	1,110
	11.25%	SF+	6.75%	11.25%	Secured Debt	(8)	—	(1,500)	796	12,710	410	1,515	11,605
	11.25%	SF+	6.75%	11.25%	Secured Debt (12)	(8)	—	—	—	—	1	—	1
					Common Equity	(8)	—	—	—	—	—	—	—
Robbins Bros. Jewelry, Inc.				10.00%	Secured Debt	(9)	—	—	—	(7)	—	1	(8)
	12.50%			10.00%	Secured Debt	(9)	—	—	—	1,617	—	38	1,579
					Preferred Equity	(9)	—	—	—	—	—	—	—
SI East, LLC	11.85%				Secured Debt (12)	(7)	—	(1)	49	750	1	1	750
	12.79%				Secured Debt	(7)	—	15	1,457	22,554	—	—	22,554
					Preferred Member Units	(7)	—	(400)	—	4,550	—	400	4,150
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(647)	—	1,826	—	647	1,179
					Preferred Equity	(6)	—	—	—	—	—	—	—
	8.50%			8.50%	Secured Debt	(6)	—	748	9	227	758	—	985
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	(1)	—	412	—	1	411
	12.00%			12.00%	Secured Debt	(9)	—	(38)	—	901	—	38	863
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	—	1	(1)	1	—	—
	13.50%				Secured Debt	(7)	—	—	138	1,962	3	—	1,965
					Common Stock	(7)	—	230	15	2,140	230	—	2,370
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	—	156	2,145	7	—	2,152
	9.00%			9.00%	Preferred Equity	(5)	—	—	49	1,080	49	—	1,129
Victory Energy Operations, LLC	13.00%				Secured Debt (12)	(8)	—	—	6	(5)	272	—	267
	13.00%				Secured Debt	(8)	—	—	530	7,529	23	—	7,552
					Preferred Equity	(8)	—	—	37	3,644	—	35	3,609
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	2	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	387	6,366	22	320	6,068
					Preferred Equity	(5)	—	—	25	3,060	—	—	3,060
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							4,301	(3,611)	—	(7,914)	—	—	—
Total Affiliate investments							$2	$2,767	$18,952	$351,360	$48,733	$24,183	$383,824
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
June 30, 2025
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2025 for Affiliate investments located in this region was $146,789. This represented 20.3% of net assets as of June 30, 2025.
(6)Portfolio company located in the Northeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2025 for Affiliate investments located in this region was $38,110. This represented 5.3% of net assets as of June 30, 2025.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2025 for Control investments located in this region was $12,190. This represented 1.7% of net assets as of June 30, 2025. The fair value as of June 30, 2025 for Affiliate investments located in this region was $39,360. This represented 5.4% of net assets as of June 30, 2025.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2025 for Control investments located in this region was $48,908. This represented 6.8% of net assets as of June 30, 2025. The fair value as of June 30, 2025 for Affiliate investments located in this region was $112,430. This represented 15.6% of net assets as of June 30, 2025.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2025 for Control investments located in this region was $514. This represented 0.1% of net assets as of June 30, 2025. The fair value as of June 30, 2025 for Affiliate investments located in this region was $47,135. This represented 6.5% of net assets as of June 30, 2025.
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
(12)Investment has an unfunded commitment as of June 30, 2025 (see Note I — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause MSC Income’s (as defined below) actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and MSC Income cannot assure you that the projections included in these forward-looking statements will come to pass. MSC Income’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation, the factors referenced in Item 1A entitled “Risk Factors” below in this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025 and elsewhere in this Quarterly Report on Form 10-Q and its other SEC filings. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in MSC Income’s operating areas.
MSC Income has based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to it on the date of this Quarterly Report on Form 10-Q, and assumes no obligation to update any such forward-looking statements, unless required to do so by applicable law. However, you are advised to refer to any additional disclosures that MSC Income may make directly to you or through reports that it in the future may file with the SEC, including subsequent periodic and current reports.
This discussion should be read in conjunction with MSC Income’s consolidated financial statements as of December 31, 2024, and for the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in its Annual Report on Form 10-K for the year ended December 31, 2024, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.
ORGANIZATION
MSC Income Fund, Inc. (“MSIF” or, together with its consolidated subsidiaries, “MSC Income” or the “Fund”) is a principal investment firm primarily focused on providing debt capital to private (“Private Loan”) companies owned by or in the process of being acquired by a private equity fund (its “Private Loan investment strategy”). MSC Income’s portfolio investments are typically made to support leveraged buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. The Fund seeks to partner with private equity fund sponsors in its Private Loan investment strategy and primarily invests in secured debt investments of Private Loan companies generally headquartered in the United States.
MSC Income also maintains a portfolio of customized long-term debt and equity investments in lower middle market (“LMM”) companies (its “LMM investment portfolio”), and through those investments the Fund has partnered with entrepreneurs, business owners and management teams in co-investments with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange (“NYSE”) listed business development company (“BDC”), utilizing the customized “one-stop” debt and equity financing solutions provided in Main Street’s LMM investment strategy (the “LMM investment strategy”). Through the LMM investment strategy, MSC Income primarily invested in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the United States. Effective upon the MSC Income Listing (as defined below) on January 29, 2025, MSC Income changed its investment strategy for investments in new portfolio companies to be solely focused on its Private Loan investment strategy, rather than its historical focus primarily on the Private Loan investment strategy and secondarily on the LMM investment strategy (as further discussed below).
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
On December 16, 2024, in advance of the MSC Income Listing, the Fund effectuated a 2-for-1 reverse stock split of its outstanding common stock pursuant to approval from the Board of Directors (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every two shares of MSC Income’s issued and outstanding common stock were converted into one share of issued and outstanding common stock, without any change in the par value per share or the number of authorized shares of its common stock. Unless otherwise indicated, all figures in this Quarterly Report on Form 10-Q reflect the implementation of the Reverse Stock Split.
On January 29, 2025, MSC Income’s shares of common stock were listed on the NYSE under the ticker symbol “MSIF” (the “MSC Income Listing”).
On January 29, 2025, in connection with the MSC Income Listing, MSC Income entered into an Amended and Restated Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”) with the Adviser. The Advisory Agreement was approved by the affirmative vote of the holders of a majority of MSC Income’s outstanding voting securities, as defined in the 1940 Act, at a special meeting of MSC Income’s stockholders held on December 11, 2024 (the “2024 Special Meeting”), effective upon the MSC Income Listing. In such role, the Adviser has the responsibility to manage the business of MSC Income, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor its Investment Portfolio and provide ongoing administrative services.
On January 29, 2025, in connection with the MSC Income Listing, the Fund amended and restated its Articles of Amendment and Restatement, as amended, by filing new Articles of Amendment and Restatement of the Fund (the “New Articles”) with the State Department of Assessments and Taxation of the State of Maryland. The New Articles revised the Fund’s charter to, among other things, (i) include a provision that limits the transferability of shares of its common stock outstanding at the time of the MSC Income Listing during the 365-day period following the MSC Income Listing, (ii) reflect an amendment to delete provisions regarding restrictions and requirements applicable to its dividend reinvestment plan, (iii) reflect an amendment to delete provisions prohibiting acquisitions of assets in exchange for shares of its common stock and restricting certain transactions between the Fund and the Adviser and its affiliates and (iv) delete certain provisions required by, and remove references to, the NASAA Guidelines in order to conform certain provisions of the Fund’s charter more closely to provisions in the charters of other BDCs whose securities are listed and publicly-traded on a national securities exchange.
On January 30, 2025, in connection with the MSC Income Listing, MSC Income closed a follow-on public offering of 5,500,000 shares of its common stock, at the public offering price of $15.53 per share. In addition, on February 3, 2025, MSC Income issued and sold 825,000 additional shares of its common stock, at the public offering price of $15.53 per share, pursuant to the underwriters’ full exercise of their overallotment option (together with the offering and sale of the 5,500,000 shares, the “MSC Income Offering”). Net of underwriting discounts and commissions and offering costs, the Fund received net cash proceeds of $90.5 million in connection with the MSC Income Offering.
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

Unless otherwise noted or the context otherwise indicates, the terms “MSC Income” and the “Fund” refer to MSIF and its consolidated subsidiaries, which include the Taxable Subsidiaries and the Structured Subsidiaries.
OVERVIEW OF THE BUSINESS
MSC Income’s principal investment objective is to maximize its Investment Portfolio’s total return, primarily by generating current income from debt investments and, to a lesser extent, by generating current income and capital appreciation from equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. MSC Income seeks to achieve its investment objective primarily through its Private Loan investment strategy and its LMM investment portfolio. MSC Income’s Private Loan investment strategy involves investments in companies that generally have annual revenues between $25 million and $500 million and annual earnings before interest, tax, depreciation and amortization expenses (“EBITDA”) between $7.5 million and $50 million. MSC Income’s LMM investment portfolio consists of investments in companies that generally have annual revenues between $10 million and $150 million and annual EBITDA between $3 million and $20 million. MSC Income’s Private Loan and LMM investments generally range in size from $1 million to $30 million.
Private Loan investments primarily consist of debt securities that have primarily been originated directly by the Adviser or, to a lesser extent, through the Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, MSC Income’s Private Loan investments are typically made in a company owned by or in the process of being acquired by a private equity fund. The Fund’s Private Loan portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The Fund may also co-invest with Main Street and the private equity fund in the equity securities of its Private Loan portfolio companies.
MSC Income has also historically sought to fill the financing gap for LMM businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM created the opportunity for MSC Income to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participation. MSC Income’s ability to invest across a company’s capital structure, from secured loans to equity securities, allowed it to offer portfolio companies a comprehensive suite of financing options, or a “one-stop” financing solutions. MSC Income’s LMM portfolio debt investments are generally secured by a first lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date.
In connection with the MSC Income Listing, the Fund’s Board of Directors and the Adviser decided to change its investment strategy with respect to new platform investments to be solely focused on the Fund’s Private Loan investment strategy. As a result, the size of the Fund’s LMM investment portfolio is expected to decrease over time as its existing LMM investments are repaid or sold in the ordinary course of business. The Fund does, however, plan to continue executing follow-on investments in its existing LMM portfolio companies going forward in accordance with its existing SEC order for co-investment exemptive relief.
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
MSC Income’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments in unaffiliated investment companies and private funds managed by third parties. In the Fund’s Other Portfolio, it may incur indirect fees and expenses to third party managers. Similar to MSC Income’s Middle Market investments, the Fund has generally stopped making new Other Portfolio investments and expects the size of its Other Portfolio to continue to decline in future periods as existing Other Portfolio investments are repaid or sold.
Subject to changes in MSC Income’s cash and overall liquidity, it may in the future invest in short-term portfolio investments that are atypical of its Private Loan and LMM portfolio investments in that they would be intended to be a short-term deployment of capital. These assets would be expected to be realized in one year or less and would not be expected to be a significant portion of MSC Income’s total investments.

MSC Income’s portfolio investments are generally made through MSIF, the Taxable Subsidiaries and the Structured Subsidiaries. MSIF, the Taxable Subsidiaries and the Structured Subsidiaries share the same investment strategies and criteria. An investor’s return in MSIF will depend, in part, on the Taxable Subsidiaries’ and the Structured Subsidiaries’ investment returns as they are wholly-owned subsidiaries of MSIF.
The level of new portfolio investment activity will fluctuate from period to period based upon MSC Income’s view of the current economic fundamentals, its ability to identify new investment opportunities that meet its investment criteria, and its ability to consummate the identified opportunities and its available liquidity. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of the Fund’s portfolio debt investments on non-accrual status will directly impact future investment income. While MSC Income intends to grow its portfolio and its investment income over the long term, growth and operating results may be more limited during depressed economic periods. However, the Fund intends to appropriately manage its cost structure and liquidity position based on applicable economic conditions and investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation on investments will also fluctuate depending upon portfolio activity, economic conditions and the performance of individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on the Fund’s operating results.
MSC Income has received an exemptive order from the SEC permitting co-investments among it, Main Street and other advisory clients of the Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. MSC Income has made co-investments with, and in the future intend to continue to make co-investments with Main Street and other advisory clients of the Adviser, in accordance with the conditions of the order. The order requires, among other things, that Main Street and the Adviser consider whether each such investment opportunity is appropriate for MSC Income, Main Street and the other advisory clients of the Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the Adviser is wholly-owned by Main Street and is not managing MSC Income’s investment activities as its sole activity, this may provide the Adviser an incentive to allocate opportunities to Main Street or its other advisory clients instead of MSC Income. However, both MSC Income and the Adviser have policies and procedures in place to manage this conflict, including approval of investment allocations and oversight of co-investments by the independent members of MSC Income’s Board of Directors. In addition to the co-investment program described above, MSC Income also co-invests in certain investments transactions where price is the only negotiated point by the Fund and its affiliates.
INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of investments in the Private Loan and LMM portfolios as of June 30, 2025 and December 31, 2024 (this information excludes Middle Market and Other Portfolio investments, which are discussed further below).

	As of June 30, 2025
	Private Loan	LMM (a)
	(dollars in millions)
Number of portfolio companies	82	57
Fair value	$741.6	$458.5
Cost	$764.3	$372.2
Debt investments as a % of portfolio (at cost)	93.2%	69.2%
Equity investments as a % of portfolio (at cost)	6.8%	30.8%
% of debt investments at cost secured by first priority lien	99.9%	99.9%
Weighted-average annual effective yield (b)	11.5%	13.1%
Average EBITDA (c)	$30.0	$10.9
__________________
(a)As of June 30, 2025, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of June 30, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of June 30, 2025. The weighted-average annual effective yield on the Fund’s debt portfolio as of June 30, 2025, including debt investments on non-accrual status, was 10.4% for the Private Loan portfolio and 12.2% for the LMM portfolio. The weighted-

average annual effective yield is not reflective of what an investor in shares of the Fund’s common stock will realize on its investment because it does not reflect changes in the market value of the stock, the utilization of debt capital in its capital structure, its expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan portfolio and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including four Private Loan portfolio companies and four LMM portfolio companies, as EBITDA is not a meaningful valuation metric for the Fund’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2024. The weighted-average annual effective yield on the Fund’s debt portfolio as of December 31, 2024, including debt investments on non-accrual status, was 11.4% for the Private Loan portfolio and 12.2% for the LMM portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of the Fund’s common stock will realize on its investment because it does not reflect the utilization of debt capital in its capital structure, its expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan portfolio and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies and three LMM portfolio companies, as EBITDA is not a meaningful valuation metric for the Fund’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.
For the three months ended June 30, 2025 and 2024, MSC Income achieved an annualized total return on investments of 12.2% and 15.1%, respectively. For the six months ended June 30, 2025 and 2024, the Fund achieved an annualized total return on investments of 11.5% and 13.4%, respectively. For the year ended December 31, 2024, MSC Income achieved a total return on investments of 12.4%. Total return on investments is calculated using the interest, dividend and fee income, as well as the realized and unrealized change in fair value of the Investment Portfolio for the specified period. The Fund’s total return on investments is not reflective of what an investor in shares of its common stock will realize on its investment because it does not reflect changes in the market value of the stock, the utilization of debt capital in its capital structure, its expenses or any sales load paid by an investor.
As of June 30, 2025, MSC Income had Middle Market portfolio investments in eight portfolio companies, collectively totaling $29.3 million in fair value and $40.1 million in cost basis, which comprised 2.4% and 3.4% of the Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, MSC Income had Middle Market portfolio investments in ten portfolio companies, collectively totaling $39.4 million in fair value and $66.3 million in cost basis, which comprised 3.3% and 5.8% of the Investment Portfolio at fair value and cost, respectively.
As of June 30, 2025, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $16.2 million in fair value and $14.9 million in cost basis, each of which comprised 1.3% of the Investment Portfolio at fair value and cost. As of December 31, 2024, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $24.1 million in fair value and $17.9 million in cost basis, which comprised 2.0% and 1.6% of the Investment Portfolio at fair value and cost, respectively.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on MSC Income’s current and future financial condition and results of operations.
Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. MSC Income’s critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. MSC Income’s significant accounting policies are described in greater detail in Note B — Summary of Significant Accounting Policies to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Investment Portfolio Valuation
The most significant determination inherent in the preparation of MSC Income’s consolidated financial statements is the valuation of the Investment Portfolio and the related amounts of unrealized appreciation and depreciation. The Fund considers this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both June 30, 2025 and December 31, 2024, the Fund’s Investment Portfolio valued at fair value represented 96% of total assets. MSC Income is required to report its investments at fair value. The Fund follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Fund to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of the Fund’s Investment Portfolio valuation process and procedures.
Due to the inherent uncertainty in the valuation process, MSC Income’s determination of fair value for the Investment Portfolio may differ materially from the values that would have been determined had a ready market for the securities existed. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned. MSC Income determines the fair value of each individual investment and record changes in fair value as unrealized appreciation or depreciation.
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. MSC Income believes the Investment Portfolio as of June 30, 2025 and December 31, 2024 approximates fair value as of those dates based on the markets in which the Fund operates and other conditions in existence on those reporting dates.
Revenue Recognition
Interest and Dividend Income
MSC Income records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. The Fund evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if the Fund otherwise does not expect the debtor to be able to service its debt obligation, it will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is sold or written off, the Fund removes it from non-accrual status.
Fee Income
MSC Income may periodically provide services, including structuring and advisory services to portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, fee income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are generally deferred and accreted into income over the life of the financing.
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
MSC Income holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.8. — Summary of Significant Accounting Policies — Income Taxes included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the PIK interest and cumulative dividends in cash. MSC Income stops accruing PIK interest and cumulative dividends and write off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2025 and 2024, (i) 5.3% and 5.0%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 1.5% and 0.1%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2025 and 2024, (i) 5.5% and 4.7%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.9% and 0.1%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of June 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments, which are discussed above).

Cost:	June 30, 2025	December 31, 2024
First lien debt	85.2%	85.2%
Equity	14.6	14.5
Equity warrants	0.2	0.3
Other	—	—
	100.0%	100.0%

Fair Value:	June 30, 2025	December 31, 2024
First lien debt	77.7%	77.6%
Equity	21.8	22.0
Equity warrants	0.5	0.4
Other	—	—
	100.0%	100.0%
The Fund’s Private Loan, LMM and Middle Market portfolio investments carry a number of risks including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in the Investment Portfolio. Please see Item 1A. Risk Factors contained in Part II of this Form 10-Q for further information.
PORTFOLIO ASSET QUALITY
The Adviser utilizes an internally developed investment rating system to rate the performance of each Private Loan, LMM and Middle Market portfolio company and to monitor the expected level of returns on each of the Private Loan, LMM and Middle Market investments in relation to the expectations for the portfolio company. The investment rating system takes into consideration various factors, including, but not limited to, each investment’s expected level of returns, the collectability of debt investments and the ability to receive a return of the invested capital in the equity investments, comparisons to competitors and other industry participants, the portfolio company’s future outlook and other factors that are deemed to be significant to the portfolio company.
As of June 30, 2025, investments on non-accrual status comprised 2.6% of MSC Income’s total Investment Portfolio at fair value and 6.3% at cost. As of December 31, 2024, investments on non-accrual status comprised 1.5% of MSC Income’s total Investment Portfolio at fair value and 5.6% at cost.
The operating results of the Fund’s portfolio companies are impacted by changes in the broader fundamentals of the United States economy. In periods during which the United States economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which the Fund invests, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements, to an increase in defaults on debt investments or in realized losses on investments and to difficulty in maintaining historical dividend payment rates and unrealized appreciation on the Fund’s equity investments. Consequently, the Fund can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by future economic cycles or other conditions, which could also have a negative impact on the Fund’s future results.
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2025 and 2024
Set forth below is a comparison of the results of operations for the three months ended June 30, 2025 and 2024. All prior period net investment income and net investment income per share amounts presented in this section have been retrospectively adjusted to conform to the current presentation. See Note A.4. — Organization and Basis of Presentation — Revisions to the Presentation of Previously Issued Financial Statements for details.

	Three Months Ended June 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Total investment income	$35,643	$33,946	$1,697	5%
Total expenses, net of expense waivers	(18,337)	(19,581)	1,244	(6)%
Net investment income before taxes	17,306	14,365	2,941	20%
Excise tax expense	(87)	(4)	(83)	NM
Federal and state income and other tax expenses	(912)	(942)	30	(3)%
Net investment income	16,307	13,419	2,888	22%
Net realized gain	4,779	314	4,465	NM
Net unrealized appreciation (depreciation)	(3,904)	6,226	(10,130)	NM
Income tax provision on net realized gain and net unrealized appreciation (depreciation)	(893)	(1,830)	937	NM
Net increase in net assets resulting from operations	$16,289	$18,129	$(1,840)	(10)%
_________________
NM — Net Change % not meaningful

Investment Income
Total investment income for the three months ended June 30, 2025 was $35.6 million, a 5% increase from the $33.9 million of total investment income for the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended June 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Interest income	$29,349	$28,859	$490	2%	(a)
Dividend income	4,956	4,007	949	24%	(b)
Fee income	1,338	1,080	258	24%	(c)
Total investment income	$35,643	$33,946	$1,697	5%	(d)
_________________
(a)The increase in interest income was primarily due to higher average levels of income producing Investment Portfolio debt investments, partially offset by (i) an increase in investments on non-accrual status and (ii) a decrease in interest rates on floating rate Investment Portfolio debt investments primarily resulting from decreases in benchmark index rates.
(b)The increase in dividend income was primarily a result of (i) an increase of $0.9 million in dividend income from LMM portfolio investments and (ii) an increase of $0.5 million in dividend income from Private Loan portfolio investments, partially offset by a decrease of $0.4 million in dividend income from Other Portfolio investments.
(c)The increase in fee income was primarily related to changes in investment activity.
(d)The increase in total investment income includes the impact of a net decrease of $0.7 million in certain income considered less consistent or non-recurring, primarily related to a $0.3 million decrease in such fee income and a $0.3 million decrease in such dividend income.
Expenses
Total expenses, net of expense waivers, for the three months ended June 30, 2025 were $18.3 million, a 6% decrease from $19.6 million in the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended June 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Interest	$8,678	$9,546	$(868)	(9)%	(a)
Base management fees	4,907	5,179	(272)	(5)%	(b)
Incentive fees	3,431	3,591	(160)	(4)%
Internal administrative services expenses	172	2,520	(2,348)	(93)%	(c)
General and administrative	1,149	1,106	43	4%
Total expenses before expense waivers	18,337	21,942	(3,605)	(16)%
Waiver of internal administrative services expenses	—	(2,361)	2,361	(100)%	(c)
Total expenses, net of expense waivers	$18,337	$19,581	$(1,244)	(6)%
_________________
(a)The decrease in interest expense was primarily related to decreased weighted-average interest rates on MSC Income’s Credit Facilities (as defined in the Liquidity and Capital Resources section below) due to decreases in benchmark index rates and decreases to the applicable spreads resulting from amendments of the Credit Facilities, partially offset by an increase in weighted-average outstanding borrowings used to fund a portion of the growth of the Investment Portfolio.
(b)The decrease in base management fees was due to a decrease in the base management fee annual rate attributable to the transition to the amended Advisory Agreement effective upon the MSC Income Listing during the first quarter of 2025.
(c)Under the Prior Investment Advisory Agreement, the Adviser historically waived reimbursement of all internal administrative services expenses except for services that were previously provided by an external third-party and were later internalized by the Adviser. Beginning in January 2025, under the Advisory Agreement, the waivers for those costs (except for services that were previously provided by the external third-party) were memorialized as a quarterly cap on the Fund’s obligation to reimburse the Adviser for such internal administrative services expenses. As a result, the historical waiver of such costs is no longer required after the MSC Income Listing.
Net Investment Income
Net investment income for the three months ended June 30, 2025 increased to $16.3 million, or $0.35 per share, compared to net investment income of $13.4 million, or $0.33 per share, for the corresponding period of 2024. The increase in net investment income was principally attributable to the decreased expenses and the increase in total investment income, as discussed above. The per share increase in net investment income was after the impact of a 17% increase in the weighted-average shares outstanding compared to the second quarter of 2024 primarily due to new shares issued through the MSC Income Offering and the dividend reinvestment plan. The increase in net investment income on a per share basis is also after a $0.02 per share decrease in investment income considered less consistent or non-recurring.
Net Realized Gain
The following table provides a summary of the primary components of the total net realized gain on investments of $4.8 million for the three months ended June 30, 2025.

	Three Months Ended June 30, 2025
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(in thousands)
Private Loan portfolio	$670	1	$(336)	1	$(841)	1	$(9)	$(516)
LMM portfolio	—	—	—	—	—	—	—	—
Middle Market portfolio	—	—	—	—	—	—	—	—
Other Portfolio	—	—	5,295	1	—	—	—	5,295
Total net realized gain/(loss)	$670	1	$4,959	2	$(841)	1	$(9)	$4,779
_________________
(a)Other activity includes realized gains and losses from transactions involving four portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Depreciation
The following table provides a summary of the total net unrealized depreciation of $3.9 million for the three months ended June 30, 2025.

	Three Months Ended June 30, 2025
	Private Loan	LMM (a)	Middle Market	Other	Total
	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(147)	$(260)	$—	$(5,295)	$(5,702)
Net unrealized appreciation (depreciation) relating to portfolio investments	(849)	3,136	(971)	482	1,798
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(996)	$2,876	$(971)	$(4,813)	$(3,904)
_________________
(a)Includes unrealized appreciation on 28 LMM portfolio investments and unrealized depreciation on 15 LMM portfolio investments.
Income Taxes
MSC Income’s income taxes include excise tax expense at MSIF and federal and state income and other tax expenses at the Taxable Subsidiaries. MSIF has elected to be treated for U.S. federal income tax purposes as a RIC. MSIF’s taxable income includes the taxable income generated by MSIF and certain of its subsidiaries, including the Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSIF incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense increase is due to changes in the estimated undistributed taxable income at the RIC, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses increase is due to increases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in both cases on investments owned by the Taxable Subsidiaries.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended June 30, 2025 was $16.3 million, or $0.35 per share, compared with $18.1 million, or $0.45 per share, during the three months ended June 30, 2024. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and 2024
Set forth below is a comparison of the results of operations for the six months ended June 30, 2025 and 2024. All prior period net investment income and net investment income per share amounts presented in this section have been retrospectively adjusted to conform to the current presentation. See Note A.4. — Organization and Basis of Presentation — Revisions to the Presentation of Previously Issued Financial Statements for details.

	Six Months Ended June 30,		Net Change
	2025	2024	Amount	%
	(dollars in thousands)
Total investment income	$68,870	$67,895	$975	1%
Total expenses, net of expense waivers	(34,776)	(38,984)	4,208	(11)%
Net investment income before taxes	34,094	28,911	5,183	18%
Excise tax expense	(279)	(80)	(199)	249%
Federal and state income and other tax expenses	(1,761)	(1,425)	(336)	24%
Net investment income	32,054	27,406	4,648	17%
Net realized loss	(16,287)	(1,570)	(14,717)	NM
Net unrealized appreciation	14,879	5,093	9,786	NM
Income tax provision (benefit) on net realized gain and net unrealized appreciation (depreciation)	1,518	(2,212)	3,730	NM
Net increase in net assets resulting from operations	$32,164	$28,717	$3,447	12%
_________________
NM     Net change % not meaningful
Investment Income
Total investment income for the six months ended June 30, 2025 was $68.9 million, a 1% increase from the $67.9 million of total investment income for the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended June 30,		Net Change
	2025	2024	Amount	%
	(dollars in thousands)
Interest income	$56,773	$57,918	$(1,145)	(2)%	(a)
Dividend income	10,098	6,479	3,619	56%	(b)
Fee income	1,999	3,498	(1,499)	(43)%	(c)
Total investment income	$68,870	$67,895	$975	1%	(d)
_________________
(a)The decrease in interest income was primarily due to (i) an increase in investments on non-accrual status and (ii) a decrease in interest rates on floating rate Investment Portfolio debt investments primarily resulting from decreases in benchmark index rates, partially offset by higher average levels of income producing Investment Portfolio debt investments.
(b)The increase in dividend income was primarily a result of an increase of (i) $3.5 million in dividend income from LMM portfolio companies and (ii) $0.7 million in dividend income from Private Loan portfolio companies, partially offset by a decrease of $0.6 million in dividend income from Other Portfolio investments.
(c)The decrease in fee income was primarily related to a $1.8 million decrease from lower exit, prepayment and amendment activity, partially offset by a $0.3 million increase in fees related to decreased investment activity.
(d)The increase in total investment income includes a net decrease of $2.0 million in certain income considered less consistent or non-recurring, primarily due to a $2.0 million decrease in such fee income.

Expenses
Total expenses, net of fee and expense waivers, for the six months ended June 30, 2025 were $34.8 million, an 11% decrease from $39.0 million in the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended June 30,		Net Change
	2025	2024	Amount	%
	(dollars in thousands)
Interest	$16,921	$19,095	$(2,174)	(11)%	(a)
Base management fees	9,879	10,207	(328)	(3)%
Incentive fees	5,454	7,228	(1,774)	(25)%	(b)
Internal administrative services expenses	346	4,787	(4,441)	(93)%	(c)
General and administrative	2,176	2,139	37	2%
Total expenses before expense waivers	34,776	43,456	(8,680)	(20)%
Waiver of internal administrative services expenses	—	(4,472)	4,472	(100)%	(c)
Total expenses, net of expense waivers	$34,776	$38,984	$(4,208)	(11)%
_________________
(a)The decrease in interest expense was primarily related to decreased weighted-average interest rates on the Credit Facilities due to decreases in benchmark index rates and decreases to the applicable spreads resulting from amendments of the Credit Facilities, partially offset by an increase in weighted-average outstanding borrowings required to fund a portion of the growth of the Investment Portfolio.
(b)The decrease in incentive fees was primarily attributable to the transition to the amended Advisory Agreement effective upon the MSC Income Listing during the first quarter of 2025.
(c)Under the Prior Investment Advisory Agreement, the Adviser historically waived reimbursement of all internal administrative services expenses except for services that were previously provided by an external third-party that were later internalized by the Adviser. Beginning in January 2025, under the Advisory Agreement, the waivers for those costs (except for services that were previously provided by the external third-party) were memorialized as a quarterly cap on the Fund’s obligation to reimburse the Adviser for such internal administrative services expenses. As a result, the historical waiver of such costs is no longer required after the MSC Income Listing.
Net Investment Income
Net investment income for the six months ended June 30, 2025 increased 17% to $32.1 million, or $0.70 per share, compared to net investment income of $27.4 million, or $0.68 per share, for the corresponding period of 2024. The increase in net investment income was principally attributable to the decreased expenses and the increase in total investment income, as discussed above. The per share increase in net investment income was after the impact of a 14% increase in the weighted-average shares outstanding compared to the six months ended June 30, 2025, primarily due to new shares issued through the MSC Income Offering and the dividend reinvestment plan. The increase in net investment income on a per share basis is also after a $0.06 per share decrease in investment income considered less consistent or non-recurring in nature.

Net Realized Gain (Loss)
The following table provides a summary of the primary components of the total net realized loss on investments of $16.3 million for the six months ended June 30, 2025.

	Six Months Ended June 30, 2025
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$6,631	3	$(336)	1	$(8,547)	3	$(21)	$(2,273)
LMM portfolio	—	—	—	—	—	—	9	9
Middle Market portfolio	(13,465)	1	(5,533)	1	(1,153)	1	833	(19,318)
Other Portfolio	—	—	5,295	1	—	—	—	5,295
Total net realized gain (loss)	$(6,834)	4	$(574)	3	$(9,700)	4	$821	$(16,287)
_________________
(a)Other activity includes realized gains and losses from transactions involving six portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation
The following table provides a summary of the total net unrealized appreciation of $14.9 million for the six months ended June 30, 2025.

	Six Months Ended June 30, 2025
	Private Loan	LMM (a)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$1,158	$(484)	$20,150	$(5,295)	$15,529
Net unrealized appreciation (depreciation) relating to portfolio investments	(4,671)	7,665	(4,114)	470	(650)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(3,513)	$7,181	$16,036	$(4,825)	$14,879
_________________
(a)Includes unrealized appreciation on 29 LMM portfolio investments and unrealized depreciation on 17 LMM portfolio investments.
Income Taxes
MSC Income’s income taxes include excise tax expense at MSIF and federal and state income and other tax expenses at the Taxable Subsidiaries. MSIF has elected to be treated for U.S. federal income tax purposes as a RIC. MSIF’s taxable income includes the taxable income generated by MSIF and certain of its subsidiaries, including the Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSIF incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense increase is due to changes in the estimated undistributed taxable income at the RIC, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses increase is due to increases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in both cases on investments owned by the Taxable Subsidiaries.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the six months ended June 30, 2025 was $32.2 million, or $0.70 per share, compared with $28.7 million, or $0.72 per share, during the six months ended June 30, 2024. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the six months ended June 30, 2025, cash and cash equivalents were relatively flat, which is the net result of $39.6 million of cash used in operating activities, offset by $39.5 million of cash provided by financing activities.
The $39.6 million of cash used in operating activities resulted primarily from (i) cash uses totaling $206.9 million for the funding of new and follow-on portfolio investments and (ii) $5.5 million in cash outflows related to changes in other assets and liabilities, partially offset by (i) cash proceeds totaling $147.1 million from the sales and repayments of debt investments and sales and return of capital from equity investments and (ii) cash flows generated from operating profits earned totaling $24.5 million, which is net investment income, excluding the non-cash effects of the accretion of unearned income, PIK interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $39.5 million of cash provided by financing activities principally consisted of $90.5 million in cash proceeds related to common stock issuance, partially offset by (i) $26.7 million in net cash repayments on the Credit Facilities, (ii) $22.2 million in cash dividends paid to stockholders and (iii) $2.0 million for the payment of deferred financing costs.
Share Repurchases
See Note G — Share Repurchases to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of the 10b5-1 Repurchase Plan (as defined in Note G — Share Repurchases to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q) and shares repurchased thereunder during the three months ended June 30, 2025.
Capital Resources
As of June 30, 2025, MSC Income had $28.3 million in cash and cash equivalents and $155.4 million of unused capacity under the Credit Facilities, which are maintained to support investment and operating activities. As of June 30, 2025, the Fund’s NAV totaled $722.8 million, or $15.33 per share.
As of June 30, 2025, MSC Income had $149.0 million outstanding and $96.0 million of undrawn commitments under its floating rate multi-year revolving credit facility (the “Corporate Facility”) and, through MSIF Funding, had $240.0 million outstanding and $60.0 million of undrawn commitments under its special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”), both of which approximated fair value. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, various covenants, reporting requirements and other customary requirements for similar credit facilities. On February 27, 2025, the Corporate Facility was amended to, among other things: (i) increase the total commitments from $165.0 million to $245.0 million and (ii) increase the accordion feature from up to a total of $200.0 million to up to a total of $300.0 million. On March 24, 2025, the SPV facility was amended to, among other things (i) decrease the interest rate for advances to the applicable SOFR plus 2.20% from the prior interest rate of the applicable SOFR plus 3.00%, (ii) extend the revolving period from February 2027 to February 2029 and (iii) extend the final maturity date from February 2028 to February 2030.
For further information on the Credit Facilities, including key terms and financial covenants, refer to Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In October 2021, the Fund issued $77.5 million in aggregate principal amount of 4.04% Series A Senior Notes due 2026 (the “Series A Notes”), and an additional $72.5 million of Series A Notes in January 2022. The aggregate principal amount of the Series A Notes was $150.0 million as of both June 30, 2025 and December 31, 2024.
On January 30, 2025, the Fund closed a follow-on public offering of 5,500,000 shares of its common stock, at the public offering price of $15.53 per share, in connection with which the MSC Income Listing occurred. In addition, on February 3, 2025, the Fund issued and sold 825,000 additional shares of its common stock, at the public offering price of $15.53 per share, pursuant to the underwriters’ full exercise of their overallotment option. Net of underwriting discounts and commissions and offering costs, the Fund received net cash proceeds of $90.5 million in connection with the follow-on public equity offering.

MSC Income periodically invest excess cash balances into marketable securities. The primary investment objective of marketable securities is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in Private Loan and LMM portfolio investments. Marketable securities generally consist of money market funds and certificates of deposit with financial institutions.
If MSC Income’s common stock trades below NAV per share, the Fund will generally not be able to issue additional common stock at the market price, unless the stockholders approve such a sale and the Board of Directors makes certain determinations. MSC Income has not historically sought stockholder authorization to sell shares of its common stock below the then current NAV per share of its common stock; however, at the 2024 Special Meeting, in advance of the MSC Income Listing, the Fund received approval from its stockholders to have the flexibility, with the approval of the Board of Directors, to offer and sell shares of its common stock at a price below the current net asset value per share until December 11, 2025. The Fund is also currently seeking stockholder authorization to sell shares of its common stock below the then current NAV per share of its common stock at MSC Income’s 2025 annual meeting of stockholders, which would extend the authorization received at the 2024 Special Meeting into the third quarter of 2026. The Fund may also seek such authorization at future annual or special meetings of stockholders. Any decision to sell shares of its common stock below the then current NAV per share of the common stock would be subject to the determination by the Board of Directors that such issuance is in the Fund’s and its stockholders’ best interests.
In order to satisfy the Code requirements applicable to a RIC, MSC Income intends to distribute to its stockholders, after consideration and application of its ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of the Fund’s taxable income.
In addition, as a BDC, MSC Income generally is required to meet a coverage ratio, or BDC asset coverage ratio, of total assets to total senior securities, which include borrowings and any preferred stock the Fund may issue in the future, of at least 200% (or 150% if certain requirements are met). On January 29, 2025, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which will result in the Fund’s asset coverage requirements applicable to senior securities being reduced from 200% to 150%, effective on January 29, 2026. As of June 30, 2025, the Fund’s BDC asset coverage ratio was 234%.
Although MSC Income has been able to secure access to additional liquidity, including through the Credit Facilities and the Master Note Purchase Agreement dated October 22, 2021 governing the Series A Notes (the “Note Purchase Agreement”), there is no assurance that debt or equity capital will be available to the Fund in the future on favorable terms, or at all.
Recently Issued or Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by MSC Income as of the specified effective date. The Fund believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.13. — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Standards included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Inflation
Inflation has not historically had a significant effect on the Fund’s results of operations in any of the reporting periods presented herein. However, the Fund’s portfolio companies have experienced, specifically including over the last few years, as a result of recent geopolitical events, uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, supply chain and labor issues, and may continue to experience, the increasing impacts of inflation on their operating results, including periodic escalations in their costs for labor, raw materials and third-party services and required energy consumption. These issues and challenges related to inflation are receiving significant attention from the Fund’s investment teams and the management teams of its portfolio companies as they work to manage these growing challenges. Prolonged or more severe impacts of inflation to portfolio companies could continue to affect their operating profits and, thereby, increase their borrowing costs, and as a result negatively impact their ability to service their debt obligations and/or reduce their available cash for distributions. In addition, these factors could have a negative effect on the fair value of investments in these portfolio companies. The combined impacts therefrom in turn could negatively affect the Fund’s results of operations.

Off-Balance Sheet Arrangements
MSC Income may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of June 30, 2025, MSC Income had a total of $77.3 million in outstanding commitments comprised of (i) 66 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of June 30, 2025, MSC Income had $539.0 million in total borrowings outstanding under the Credit Facilities and Series A Notes. The SPV Facility is scheduled to mature on February 3, 2030. The Corporate Facility is scheduled to mature on May 8, 2029. The Series A Notes are scheduled to mature on October 30, 2026. See further discussion of the terms of the Credit Facilities, Series A Notes and other debt in Note D — Debt included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
A summary of MSC Income’s significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2025 is as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
SPV Facility	$—	$—	$—	$—	$—	$240,000	$240,000
Series A Notes	—	150,000	—	—	—	—	150,000
Corporate Facility	—	—	—	—	149,000	—	149,000
Total	$—	$150,000	$—	$—	$149,000	$240,000	$539,000
Related Party Transactions and Agreements
MSC Income has entered into agreements with the Adviser and/or certain of its affiliates and other parties whereby the Fund pays certain fees and reimbursements to these entities. In addition, the Fund makes payments for certain services that include the identification, execution and management of investments and also the management of day-to-day operations provided by the Adviser, pursuant to various agreements that MSC Income has entered into. See Note J — Related Party Transactions included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding these related party transactions and agreements.
Recent Developments
In August 2025, MSC Income declared a regular quarterly dividend of $0.35 per share and a supplemental quarterly dividend of $0.01 per share, both payable on October 31, 2025 to stockholders of record as of September 30, 2025.
Since June 30, 2025, MSC Income repurchased 8,291 shares at an average price of $14.41 (including broker commissions), as part of the Fund's 10b5-1 Repurchase Plan.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MSC Income is subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both the Fund’s interest expense on the debt outstanding under the Credit Facilities and the interest income from portfolio investments. The Fund’s risk management systems and procedures are designed to identify and analyze risk, to set appropriate policies and limits and to continually monitor these risks. The Fund’s investment income will be affected by changes in various interest rate indices, including SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Risk Factors — Risks Related to our Business and Structure — We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments. and Risk Factors — Risks Related to Leverage — Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us. included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for more information regarding risks associated with debt investments and borrowings that utilize SOFR or Prime as a reference rate.
The majority of MSC Income’s debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2025, 79% of MSC Income’s debt Investment Portfolio (at cost) bore interest at floating rates, 97% of which were subject to contractual minimum interest rates. As of June 30, 2025, 28% of MSC Income’s debt obligations bore interest at fixed rates. MSC Income’s interest expense will be affected by changes in the published SOFR in connection with the Credit Facilities; however, the interest rates on the outstanding Series A Notes are fixed for the life of such debt. As of June 30, 2025, MSC Income had not entered into any interest rate hedging arrangements. Due to the Fund’s limited use of derivatives, it has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, are not subject to registration or regulation as a pool operator under such Act. The Fund expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.
The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in the Fund’s investments and borrowings as of June 30, 2025. The pro forma changes in incentive fee expense are calculated based upon the incentive fee expense for the second quarter of 2025 on an annualized basis, pursuant to the terms included in the Advisory Agreement, as adjusted for the pro forma change in Pre-Incentive Fee Net Investment Income resulting from the assumed interest income and interest expense changes noted in the table, with no other changes in investment income or expenses.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Pre-Incentive Fee Net Investment Income	(Increase) Decrease in Incentive Fee Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(14,541)	$7,780	$(6,761)	$1,183	$(5,578)	$(0.12)
(175)	(12,726)	6,808	(5,918)	1,036	(4,882)	(0.10)
(150)	(10,910)	5,835	(5,075)	888	(4,187)	(0.09)
(125)	(9,070)	4,863	(4,207)	736	(3,471)	(0.07)
(100)	(7,223)	3,890	(3,333)	583	(2,750)	(0.06)
(75)	(5,389)	2,918	(2,471)	432	(2,039)	(0.04)
(50)	(3,589)	1,945	(1,644)	288	(1,356)	(0.03)
(25)	(1,794)	973	(821)	144	(677)	(0.01)
25	1,794	(973)	821	(144)	677	0.01
50	3,589	(1,945)	1,644	(288)	1,356	0.03
75	5,384	(2,918)	2,466	(432)	2,034	0.04
100	7,182	(3,890)	3,292	(576)	2,716	0.06
125	8,980	(4,863)	4,117	(720)	3,397	0.07
150	10,778	(5,835)	4,943	(865)	4,078	0.09
175	12,576	(6,808)	5,768	(1,009)	4,759	0.10
200	14,374	(7,780)	6,594	(1,154)	5,440	0.12
Although MSC Income believes that this analysis is indicative of the impact of interest rate changes to net investment income as of June 30, 2025, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect net investment income. Accordingly, MSC Income can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of the Fund’s investments are based on contracts which reset quarterly while the Corporate Facility and the SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under the Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report on Form 10-Q, MSC Income carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, MSC Income’s Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer have concluded that the current disclosure controls and procedures are effective in timely alerting them of material information relating to MSC Income that is required to be disclosed in the reports the Fund files or submits under the Exchange Act. There have been no changes in MSC Income’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
MSC Income, the Adviser and/or Main Street may, from time to time, be involved in litigation arising out of the Fund’s operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on the Fund, the Adviser and/or Main Street in connection with the activities of the Fund’s portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, MSC Income does not expect any current matters will materially affect the Fund’s, the Adviser’s or Main Street’s financial condition or results of operations; however, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on the Fund’s, the Adviser’s or Main Street’s financial condition or results of operations in any future reporting period.
Item 1A. RISK FACTORS
You should carefully consider the risks described below and all other information contained in this Quarterly Report on Form 10-Q, including MSC Income’s interim consolidated financial statements and the related notes thereto, before making a decision to purchase MSC Income’s securities. The risks and uncertainties described below are not the only ones facing the Fund. Additional risks and uncertainties not currently known or currently deemed to be immaterial also may have a material adverse effect on the Fund’s business, financial condition and/or operating results, as well as the market price of MSC Income’s securities.
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Item 1A. Risk Factors in MSC Income’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 20, 2025 and in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 13, 2025, which could materially affect the business, financial condition and/or operating results.
There are no material changes to the risk factors as previously disclosed in MSC Income’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended June 30, 2025, MSC Income issued 309,276 shares of its common stock under its dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended June 30, 2025 under the dividend reinvestment plan was $4.7 million.
Issuer Purchases of Equity Securities
See Note G — Share Repurchases to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of MSC Income’s 10b5-1 Repurchase Plan and shares repurchased thereunder during the three months ended June 30, 2025.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of MSC Income’s directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
101*
The following financial information from MSC Income’s Quarterly Report on Form 10-Q for the second quarter of fiscal year 2025, filed with the SEC on August 14, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (v) the Consolidated Schedule of Investments for the periods ended June 30, 2025 and December 31, 2024, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the six months ended June 30, 2025 and 2024.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Income Fund, Inc.

Date: August 14, 2025	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

Date: August 14, 2025	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer
(principal financial officer)

Date: August 14, 2025	/s/ RYAN H. MCHUGH
Ryan H. McHugh
Chief Accounting Officer
(principal accounting officer)