Form 10-Q
period 2025-09-30
MSC INCOME FUND, INC.
filed 2025-11-14
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
n/a
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MSIF	New York Stock Exchange NYSE Texas
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of November 13, 2025 was 46,910,723.

MSC INCOME FUND, INC.

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Investments at fair value:
Control investments (cost: $52,450 and $54,560 as of September 30, 2025 and December 31, 2024, respectively)	$60,753	$69,878
Affiliate investments (cost: $312,675 and $284,211 as of September 30, 2025 and December 31, 2024, respectively)	392,285	351,360
Non‑Control/Non‑Affiliate investments (cost: $820,242 and $799,974 as of September 30, 2025 and December 31, 2024, respectively)	807,164	756,269
Total investments (cost: $1,185,367 and $1,138,745 as of September 30, 2025 and December 31, 2024, respectively)	1,260,202	1,177,507
Cash and cash equivalents	18,081	28,375
Interest and dividend receivable	12,245	11,925
Deferred financing costs (net of accumulated amortization of $7,045 and $6,449 as of September 30, 2025 and December 31, 2024, respectively)	3,404	1,985
Prepaids and other assets	4,174	4,254
Deferred tax asset, net	—	625
Total assets	$1,298,106	$1,224,671
LIABILITIES
Credit Facilities	$379,000	$415,688
Series A Notes due 2026 (par: $150,000 as of both September 30, 2025 and December 31, 2024)	149,677	149,453
Accounts payable and other liabilities	1,133	4,723
Payable for securities purchased	563	—
Interest payable	7,395	6,909
Dividend payable	17,016	14,487
Management and incentive fees payable	8,182	8,508
Deferred tax liability, net	782	—
Total liabilities	563,748	599,768
Commitments and contingencies (Note I)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 47,268,027 and 40,240,358 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	47	40
Additional paid‑in capital	791,191	689,580
Total overdistributed earnings	(56,880)	(64,717)
Total net assets	734,358	624,903
Total liabilities and net assets	$1,298,106	$1,224,671
NET ASSET VALUE PER SHARE	$15.54	$15.53

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INVESTMENT INCOME:
Interest, dividend and fee income:
Control investments	$1,293	$818	$4,249	$2,643
Affiliate investments	9,268	7,719	28,220	22,891
Non‑Control/Non‑Affiliate investments	24,806	24,940	71,768	75,839
Total investment income	35,367	33,477	104,237	101,373
EXPENSES:
Interest	(8,649)	(10,374)	(25,570)	(29,470)
Base management fees	(4,860)	(5,338)	(14,739)	(15,545)
Incentive fees	(3,321)	(2,136)	(8,775)	(9,364)
Internal administrative services expenses	(173)	(2,368)	(519)	(7,155)
General and administrative	(1,334)	(1,285)	(3,510)	(3,424)
Total expenses before expense waivers	(18,337)	(21,501)	(53,113)	(64,958)
Waiver of internal administrative services expenses	—	2,206	—	6,678
Total expenses, net of expense waivers	(18,337)	(19,295)	(53,113)	(58,280)
NET INVESTMENT INCOME BEFORE TAXES	17,030	14,182	51,124	43,093
Excise tax benefit (expense)	39	(491)	(240)	(570)
Federal and state income and other tax expenses	(492)	(775)	(2,253)	(2,201)
NET INVESTMENT INCOME	16,577	12,916	48,631	40,322
NET REALIZED GAIN (LOSS):
Control investments	—	—	5,305	57
Affiliate investments	(2,321)	—	(2,319)	—
Non‑Control/Non‑Affiliate investments	(7,533)	25,372	(29,127)	23,745
Total net realized gain (loss)	(9,854)	25,372	(26,141)	23,802
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(1,113)	912	(7,014)	4,631
Affiliate investments	9,693	182	12,460	1,166
Non‑Control/Non‑Affiliate investments	12,427	(30,843)	30,440	(30,453)
Total net unrealized appreciation (depreciation)	21,007	(29,749)	35,886	(24,656)
Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation)	(1,201)	(1,168)	317	(3,379)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$26,529	$7,371	$58,693	$36,089
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED (1)	$0.35	$0.32	$1.05	$1.00
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED (1)	$0.56	$0.18	$1.27	$0.90
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED (1)	47,303,204	40,167,985	46,353,334	40,154,730
(1)As discussed in Note A.3. — Reverse Stock Split, the Fund completed a two-for-one reverse stock split, effective as of December 16, 2024.

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock (1)		Additional Paid-In Capital	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2023	40,054,433	$40	$686,176	$(63,909)	$622,307
Issuance of common stock	157,034	—	2,500	—	2,500
Dividend reinvestment	282,485	1	4,492	—	4,493
Common stock repurchased	(437,658)	(1)	(6,546)	—	(6,547)
Net increase in net assets resulting from operations	—	—	—	10,589	10,589
Dividends to stockholders	—	—	—	(14,821)	(14,821)
Balances as of March 31, 2024	40,056,294	$40	$686,622	$(68,141)	$618,521
Issuance of common stock	157,629	—	2,500	—	2,500
Dividend reinvestment	291,938	1	4,631	—	4,632
Common stock repurchased	(435,190)	(1)	(6,181)	—	(6,182)
Net increase in net assets resulting from operations	—	—	—	18,129	18,129
Dividends to stockholders	—	—	—	(14,425)	(14,425)
Balances as of June 30, 2024	40,070,671	$40	$687,572	$(64,437)	$623,175
Issuance of common stock	125,314	—	2,000	—	2,000
Dividend reinvestment	278,960	1	4,452	—	4,453
Common stock repurchased	(257,499)	(1)	(4,035)	—	(4,036)
Net increase in net assets resulting from operations	—	—	—	7,371	7,371
Dividends to stockholders	—	—	—	(14,478)	(14,478)
Balances as of September 30, 2024	40,217,446	$40	$689,989	$(71,544)	$618,485

Balances as of December 31, 2024	40,240,358	$40	$689,580	$(64,717)	$624,903
Issuances of common stock from public offering, net of underwriting and offering costs	6,325,000	6	90,526	—	90,532
Dividend reinvestment	284,173	1	4,495	—	4,496
Net increase in net assets resulting from operations	—	—	—	15,875	15,875
Dividends to stockholders	—	—	—	(16,866)	(16,866)
Balances as of March 31, 2025	46,849,531	$47	$784,601	$(65,708)	$718,940
Dividend reinvestment	309,276	—	4,679	—	4,679
Common stock repurchased	(10,005)	—	(146)	—	(146)
Net increase in net assets resulting from operations	—	—	—	16,289	16,289
Dividends to stockholders	—	—	—	(16,974)	(16,974)
Balances as of June 30, 2025	47,148,802	$47	$789,134	$(66,393)	$722,788
Dividend reinvestment	299,994	—	4,596	—	4,596
Common stock repurchased	(180,769)	—	(2,539)	—	(2,539)
Net increase in net assets resulting from operations	—	—	—	26,529	26,529
Dividends to stockholders	—	—	—	(17,016)	(17,016)
Balances as of September 30, 2025	47,268,027	$47	$791,191	$(56,880)	$734,358
(1)As discussed in Note A.3. — Reverse Stock Split, the Fund completed a two-for-one reverse stock split, effective as of December 16, 2024.

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$58,693	$36,089
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(286,906)	(253,889)
Proceeds from sales and repayments of debt investments in portfolio companies	208,777	169,961
Proceeds from sales and return of capital of equity investments in portfolio companies	19,897	39,496
Net unrealized (appreciation) depreciation	(35,886)	24,656
Net realized (gain) loss	26,141	(23,802)
Amortization of deferred financing costs	819	2,338
Accretion of unearned income	(5,702)	(5,740)
Payment-in-kind interest	(6,104)	(5,100)
Cumulative dividends	(902)	(101)
Deferred taxes	1,407	3,625
Changes in other assets and liabilities:
Interest and dividend receivable	(1,725)	(4,650)
Prepaid and other assets	39	(714)
Management and incentive fees payable	(326)	(1,271)
Interest payable	486	2,365
Accounts payable and other liabilities	(3,590)	3,354
Net cash used in operating activities	(24,882)	(13,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of underwriting and offering costs	90,532	—
Issuance of common stock	—	7,000
Redemption of common stock	(2,685)	(16,765)
Dividends paid	(34,556)	(29,686)
Proceeds from Credit Facilities	305,000	252,000
Repayments on Credit Facilities	(341,688)	(181,000)
Payment of deferred financing costs	(2,015)	(26)
Net cash provided by financing activities	14,588	31,523

Net increase (decrease) in cash and cash equivalents	(10,294)	18,140
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	28,375	30,786
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$18,081	$48,926

Supplemental cash flow disclosures:
Interest paid	$24,265	$24,766
Taxes paid	$4,504	$489
Non-cash financing activities:
Dividends declared and unpaid	$17,016	$14,478
Value of shares issued pursuant to the dividend reinvestment plan	$13,771	$13,578

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
BDB Holdings, LLC		Casual Restaurant Group
			Secured Debt		2/24/2025		12.00%				2/27/2027	$782	$782	$782
			Preferred Equity		11/4/2024	12,504,663							13,025	10,699
													13,807	11,481
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.75%							640	515

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		10.41%	SF+	6.00%		10/29/2026	1,550	1,543	1,550
			Secured Debt		12/19/2014		12.41%	SF+	8.00%		10/29/2026	19,944	19,890	19,944
			Member Units	(8)	12/19/2014	2,896							6,435	23,060
													27,868	44,554
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/1/2017	49.26%							1,158	1,725

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	3/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		3/31/2023	2,184,683							973	1,578
			Preferred Member Units		3/31/2023	61,077							—	—
			Preferred Member Units		1/26/2015	2,090,001							6,000	—
			Common Stock		3/31/2023	772,620							1,104	—
													8,977	2,478
Subtotal Control investments (8.3% of net assets at fair value)													$52,450	$60,753
Affiliate Investments (6)
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/25/2025		12.94%	SF+	8.50%	12.94%	3/28/2028	2,252	$2,252	$2,252
			Secured Debt	(9)	3/25/2025		12.94%	SF+	8.50%	12.94%	3/28/2028	2,252	2,252	2,252
			Preferred Equity		3/25/2025	7,590							2,556	1,750
													7,060	6,254
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(30)	8/16/2019						8/16/2029	—	—	—
			Secured Debt		8/16/2019		14.50%				8/16/2029	986	977	977
			Preferred Member Units		5/20/2021	607							607	1,390
			Preferred Member Units		8/16/2019	800							800	—
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,463	2,367
Barfly Ventures, LLC	(10)	Casual Restaurant Group

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Member Units	(8)	10/26/2020	12							528	2,270

Batjer TopCo, LLC	HVAC Mechanical Contractor
		Secured Debt	(30)	3/7/2022						3/7/2027	—	—	—
		Secured Debt	(30)	3/7/2022						3/7/2027	—	—	—
		Secured Debt		3/7/2022		10.00%				3/7/2027	1,105	1,099	1,099
		Preferred Stock	(8)	3/7/2022	453							455	970
												1,554	2,069
Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	1/9/2018		14.41%	SF+	10.00%		12/31/2026	1,254	1,254	1,254
		Preferred Member Units	(8)	1/9/2018	737							1,070	850
		Preferred Member Units	(8)	7/7/2025	78							81	81
												2,405	2,185
Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (30)	1/4/2019			SF+	8.00%		1/4/2028	—	—	—
		Secured Debt	(9)	11/29/2024		12.41%	SF+	8.00%		1/4/2028	6,116	6,096	6,116
		Preferred Member Units		1/4/2019	3,471							1,596	5,310
												7,692	11,426
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (30)	2/26/2018			SF+	6.00%		2/26/2026	—	(9)	—
		Secured Debt	(9)	2/26/2018		12.49%	SF+	8.00%		2/26/2026	5,105	5,101	5,105
		Member Units	(8)	2/26/2018	1,087							2,860	8,270
		Member Units	(8) (23)	11/2/2018	261,786							443	943
												8,395	14,318
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	2/3/2017	457							491	3,820

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(30)	10/28/2022						7/31/2027	—	—	—
		Secured Debt		12/20/2016		10.00%				7/31/2030	2,410	2,386	2,410
		Secured Debt		12/20/2016		10.00%				12/20/2036	235	234	235
		Member Units	(8)	12/20/2016	179							1,820	3,530
		Member Units	(23)	12/20/2016	200							127	317
												4,567	6,492
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(30)	3/6/2020						12/17/2026	—	(8)	—
		Secured Debt		3/6/2020		12.50%				12/17/2026	6,727	6,707	6,727
		Preferred Member Units	(8) (23)	3/6/2020	147							2,079	16,620
												8,778	23,347
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(30)	3/31/2021						3/31/2026	—	—	—
		Secured Debt		3/31/2021		12.00%				3/31/2026	2,195	2,189	2,195

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8)	3/31/2021	4,320							1,920	3,610
													4,109	5,805
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(30)	11/22/2023						11/22/2028	—	(13)	(13)
			Secured Debt		11/22/2023		13.50%				11/22/2028	4,300	4,220	4,244
			Preferred Equity		11/22/2023	1,863							1,863	1,800
													6,070	6,031
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	75	75	75
			Secured Debt		3/31/2021		10.00%				12/31/2025	876	872	621
			Preferred Member Units		3/31/2021	1,040							330	—
													1,277	696
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		14.31%	SF+	10.00%		4/27/2026	2,989	2,983	2,949
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,459
													5,358	5,408
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt		2/13/2018		14.00%				2/13/2026	180	179	180
			Secured Debt		12/27/2022		14.00%				2/13/2026	4,501	4,497	4,501
			Preferred Stock		2/13/2018	2,100							2,100	4,770
													6,776	9,451
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		12.00%				6/18/2029	140	139	140
			Secured Debt		11/19/2021		12.00%				6/18/2029	3,600	3,572	3,600
			Preferred Equity		11/19/2021	1,486							1,486	2,106
			Preferred Equity	(8)	6/18/2024	767	15.00%			15.00%			904	1,224
													6,101	7,070
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(30)	6/30/2025						6/30/2030	—	—	—
			Secured Debt		6/30/2025		12.00%				6/30/2030	16,500	16,192	16,500
			Preferred Equity	(8)	10/29/2021	2,340							2,600	12,030
													18,792	28,530
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(24)	7/31/2015	5.95%							671	193

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (32) (30)	6/24/2016			SF+	7.50%		1/1/2028	—	—	—
			Secured Debt	(9)	11/22/2024		11.50%	SF+	7.50%		1/1/2028	17,682	17,597	17,682
			Member Units	(8)	6/24/2016	2,261							4,423	29,170
													22,020	46,852

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	3,513	3,499	3,513
			Preferred Member Units	(8)	3/31/2021	56							1,225	2,740
													4,724	6,253
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	8/9/2017	8.22%							1,762	4,132

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt		6/21/2023		13.00%				6/21/2028	400	384	400
			Secured Debt		6/21/2023		13.00%				6/21/2028	8,766	8,623	8,766
			Common Equity		6/21/2023	3,600							3,600	5,190
													12,607	14,356
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	6,436,566							6,540	6,790

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		12.05%	SF+	7.50%		8/20/2026	14,340	14,284	14,056
			Preferred Equity	(8)	12/7/2023	3,725	10.00%			10.00%			320	618
			Preferred Equity		6/3/2025	1,246	10.00%			10.00%			133	230
			Common Stock		8/20/2021	11,647							1,584	810
													16,321	15,714
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		12.00%				10/31/2026	3,350	3,345	3,345
			Secured Debt		10/31/2018		9.00%				10/31/2048	981	973	973
			Preferred Equity		10/31/2018	145							3,060	3,980
			Member Units	(8) (23)	10/31/2018	200							248	690
													7,626	8,988
KMS, LLC	(10)	Wholesaler of Closeout and Value-Priced Products
			Secured Debt		2/10/2025		12.50%			12.50%	10/1/2028	1,464	1,432	1,432
			Secured Debt		2/10/2025		12.50%			12.50%	10/1/2028	1,260	1,260	1,260
			Preferred Equity		2/10/2025	11,516							6,113	6,420
													8,805	9,112
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	12/19/2024		9.78%	SF+	5.50%		12/31/2026	2,285	2,285	2,285
			Secured Debt	(9)	4/11/2025		9.70%	SF+	5.50%		12/31/2026	1,349	1,349	1,349
			Preferred Equity	(8) (23)	12/19/2024	53,505							11,835	9,910
													15,469	13,544
Mystic Logistics Holdings, LLC		Logistics and Distribution Services Provider for Large Volume Mailers
			Secured Debt	(30)	8/18/2014						1/31/2027	—	—	—
			Secured Debt		8/18/2014		10.00%				1/31/2027	1,436	1,434	1,436

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Stock	(8)	8/18/2014	1,468							680	6,700
													2,114	8,136
Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure
			Secured Debt		6/4/2024		12.50%				6/4/2029	7,418	7,250	7,250
			Preferred Equity	(8)	6/4/2024	84,201							2,799	5,070
													10,049	12,320
NexRev LLC		Provider of Energy Efficiency Products & Services
			Preferred Member Units	(8)	2/28/2018	25,786,046							2,053	3,060

NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9) (17)	1/31/2017		10.91%	SF+	6.50%		1/31/2025	550	550	550
			Secured Debt	(17)	1/31/2017		12.00%				1/31/2025	4,610	4,610	4,610
			Preferred Member Units		11/2/2022	600							696	1,500
			Preferred Member Units		1/31/2017	122							2,966	3,050
													8,822	9,710
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock	(8)	8/6/2021	282							282	810

Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9) (30)	7/30/2021			SF+	11.00%		7/31/2026	—	(1)	—
			Secured Debt	(9)	7/30/2021		15.41%	SF+	11.00%		7/31/2026	5,190	5,172	5,190
			Preferred Stock	(23)	7/30/2021	2,500							2,500	3,360
													7,671	8,550
Pinnacle TopCo, LLC		Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
			Secured Debt	(30)	12/21/2023						12/31/2028	—	(6)	—
			Secured Debt		12/21/2023		13.00%				12/31/2028	6,960	6,849	6,960
			Preferred Equity	(8)	12/21/2023	110							3,135	4,920
													9,978	11,880
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		11.25%	SF+	6.75%	11.25%	4/8/2026	1,348	1,346	1,111
			Secured Debt	(9) (30)	4/8/2021			SF+	6.75%		4/8/2026	—	—	—
			Secured Debt	(9) (30)	2/5/2025			SF+	6.75%		4/8/2026	—	—	—
			Secured Debt	(9)	4/8/2021		11.25%	SF+	6.75%	11.25%	4/8/2026	14,093	14,074	11,619
			Secured Debt	(9) (30)	7/17/2025			SF+	6.75%		6/30/2027	—	—	—
			Common Equity		8/12/2024	107							—	—
													15,420	12,730
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(14) (30)	12/15/2021						12/15/2026	—	(12)	(12)
			Secured Debt	(14)	12/15/2021		12.50%			10.00%	12/15/2026	3,740	3,541	1,572

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Equity		12/15/2021	1,230							1,230	—
													4,759	1,560
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.85%				6/16/2028	750	746	750
			Secured Debt	(33)	6/16/2023		12.78%				6/16/2028	22,345	22,312	22,345
			Preferred Member Units		8/31/2018	55							508	4,760
													23,566	27,855
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%			8.50%	12/31/2027	241	241	861
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,918	5,426	1,495
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,667	2,356
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	301	215	227
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	3,800	3,761	641
			Preferred Member Units		8/28/2023	1,651							165	—
			Preferred Member Units		2/1/2023	1,411							141	—
			Preferred Member Units		8/31/2018	136							2,311	—
													6,593	868
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(30)	5/31/2019						5/31/2027	—	—	—
			Secured Debt		5/31/2019		13.50%				5/31/2027	1,980	1,967	1,967
			Common Stock	(8)	5/31/2019	154							1,164	3,340
													3,131	5,307
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	2,200	2,155	2,155
			Preferred Equity	(8)	2/16/2024	1,000	9.00%			9.00%			1,154	1,154
													3,309	3,309
Victory Energy Operations, LLC		Provider of Industrial and Commercial Combustion Systems
			Secured Debt	(30)	10/3/2024						10/3/2029	—	(9)	(9)
			Secured Debt		10/3/2024		13.00%				10/3/2029	7,749	7,563	7,563
			Preferred Equity	(8)	10/3/2024	8,259							3,609	3,670
													11,163	11,224
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (30)	12/1/2021			SF+	6.00%		12/1/2025	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	6,120	6,077	6,077
			Preferred Equity	(8) (23)	12/1/2021	3,060							3,060	3,060
													9,137	9,137
Subtotal Affiliate investments (53.4% of net assets at fair value)													$312,675	$392,285
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		4/1/2025		10.00%			10.00%	6/2/2027	$280	$280	$280
			Secured Debt	(14)	3/28/2025		10.00%			10.00%	6/2/2027	1,070	1,070	1,070
			Secured Debt	(14)	3/28/2025		12.00%			12.00%	6/2/2027	1,070	1,070	1,070
			Preferred Equity		3/28/2025	4,342,688							2,931	2,080
			Common Stock		12/11/2020	593,927							3,148	—
			Warrants	(27)	12/11/2020	197,717					12/11/2025		—	—
													8,499	4,500
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	953	953	949
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	2,038	2,036	2,029
													2,989	2,978
AGS American Glass Services Acquisition, LLC	(10)	Provider of Custom Glass Fabrication & Installation and Specialty Coating Solutions
			Secured Debt	(9)	7/24/2025		9.64%	SF+	5.50%		7/24/2031	368	318	318
			Secured Debt	(9) (30)	7/24/2025			SF+	5.50%		7/24/2031	—	(28)	(28)
			Secured Debt	(9)	7/24/2025		9.66%	SF+	5.50%		7/24/2031	13,806	13,607	13,607
			Preferred Equity		7/24/2025	10,000							1,000	1,000
													14,897	14,897
Airo Purchaser, Inc.	(10)	Provider of HVAC and Plumbing Installation Services
			Secured Debt	(9) (30)	8/1/2025			SF+	5.50%		8/1/2030	—	(54)	(54)
			Secured Debt	(9) (30)	8/1/2025			SF+	5.50%		8/1/2030	—	(27)	(27)
			Secured Debt	(9)	8/1/2025		9.80%	SF+	5.50%		8/1/2030	22,374	21,996	21,996
			Common Equity		8/1/2025	1,233							1,233	1,233
													23,148	23,148
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	11							83	4

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (30)	11/19/2021			P+	5.00%		11/19/2026	—	(4)	(4)
			Secured Debt	(9)	11/19/2021		12.50%	P+	5.00%		11/19/2026	7,000	6,982	7,000
													6,978	6,996
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	1,517	1,517	1,517
			Secured Debt	(9)	11/6/2023		10.75%	SF+	6.50%	10.75%	11/6/2028	4,645	4,645	4,645
			Preferred Equity		11/6/2023	17,265							7,468	8,411
			Preferred Equity		11/6/2023	17,265							—	—
			Common Equity		11/9/2021	2,070							124	—
													13,754	14,573
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock	(8)	8/11/2022	62,402							62	110

ATS Operating, LLC	(10)	For-Profit Thrift Retailer

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (28)	1/18/2022		10.53%	SF+	6.00%		1/18/2028	225	215	225
			Secured Debt	(9)	1/18/2022		9.55%	SF+	5.00%		1/18/2028	925	919	925
			Secured Debt	(9)	1/18/2022		11.55%	SF+	7.00%		1/18/2028	925	919	925
			Common Stock		1/18/2022	100,000							100	130
													2,153	2,205
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (30)	12/23/2022			SF+	7.25%		12/23/2027	—	(9)	(9)
			Secured Debt	(9)	12/23/2022		11.40%	SF+	7.25%		12/23/2027	3,279	3,224	3,279
			Common Equity	(8)	12/15/2021	137							130	128
													3,345	3,398
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(23)	3/8/2024	286,109							286	—
			Preferred Member Units	(23)	11/12/2019	122,416							—	—
			Preferred Member Units	(23)	7/6/2018	1,548,387							—	—
													286	—
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9) (14)	6/30/2022		14.56%	SF+	10.25%	7.25%	6/30/2028	146	132	23
			Secured Debt	(9) (14) (35)	6/30/2025		14.56%	SF+	10.25%	7.25%	6/30/2028	1,074	637	171
			Secured Debt	(9) (14)	6/30/2022		14.58%	SF+	10.25%	7.25%	6/30/2028	9,230	9,139	1,472
			Secured Debt	(9) (14) (35)	6/30/2025		14.58%	SF+	10.25%	7.25%	6/30/2028	29,307	1,182	4,674
													11,090	6,340
Binswanger Enterprises, LLC	(10)	Glass Repair and Installation Service Provider
			Member Units		3/10/2017	1,050,000							1,050	1,060

Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (14)	1/9/2024		12.89%	SF+	8.50%	11.89%	1/31/2026	215	138	59
			Secured Debt	(9) (14)	10/19/2022		15.00%	P+	7.50%	14.75%	1/31/2026	3,377	3,377	905
			Secured Debt	(9) (14)	8/28/2020		12.89%	SF+	8.50%	12.89%	1/31/2026	4,486	4,231	1,203
			Common Stock		10/1/2020	700,446							—	—
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	—
													8,857	2,167
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	64	64	64
			Member Units	(8)	6/30/2017	540,000							564	460
													628	524
B-O-F Corporation	(10)	Manufacturer of Gravity Flow Shelving Solutions for Retail Applications
			Secured Debt	(9) (30)	2/3/2025			SF+	5.75%		2/3/2030	—	(13)	(13)
			Secured Debt	(9)	2/3/2025		9.04%	SF+	4.75%		2/3/2030	3,000	2,955	2,976
			Secured Debt	(9)	2/3/2025		11.04%	SF+	6.75%		2/3/2030	3,000	2,955	2,976
			Common Equity		2/3/2025	180,000							180	180
													6,077	6,119

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		11.44%	SF+	7.00%		5/1/2028	360	351	360
			Secured Debt	(9)	5/1/2023		10.44%	SF+	6.00%		5/1/2028	3,969	3,928	3,969
			Secured Debt	(9)	5/1/2023		12.44%	SF+	8.00%		5/1/2028	3,969	3,928	3,969
			Preferred Equity		5/1/2023	360							360	350
			Common Equity		5/1/2023	360							—	—
													8,567	8,648
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9) (28)	2/1/2024		10.01%	SF+	5.75%		2/1/2029	385	352	385
			Secured Debt	(9)	2/1/2024		10.14%	SF+	5.75%		2/1/2029	1,279	1,259	1,279
			Secured Debt	(9)	2/1/2024		10.17%	SF+	5.75%		2/1/2029	11,003	10,853	11,003
			Secured Debt	(9)	1/2/2025		10.14%	SF+	5.75%		2/1/2029	—	—	—
			Secured Debt	(9)	7/1/2025		10.14%	SF+	5.75%		2/1/2029	4,219	4,141	4,219
			Common Equity		2/1/2024	1,000,000							1,000	2,830
													17,605	19,716
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(24)	7/21/2014	1.59%							1,788	930
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	0.59%							6,787	6,968
													8,575	7,898
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	4,343	4,073	—
			Secured Debt	(14) (17)	6/28/2024		15.00%			15.00%	4/1/2025	—	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	4,078	4,078	—
			Preferred Member Units		6/30/2015	4	6.00%			6.00%			3,040	—
													11,191	—
Burning Glass Intermediate Holding Company, Inc.	(10)	Provider of Skills-Based Labor Market Analytics
			Secured Debt	(9)	6/14/2021		9.43%	SF+	5.00%		6/10/2026	1,136	1,132	1,136
			Secured Debt	(9)	6/14/2021		9.15%	SF+	5.00%		6/10/2028	10,955	10,877	10,955
													12,009	12,091
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (30)	12/17/2021			SF+	6.00%		6/5/2030	—	(6)	(6)
			Secured Debt		12/17/2021		13.00%				6/5/2030	2,432	2,376	2,376
			Common Stock		12/17/2021	57,402							574	600
													2,944	2,970
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	105,856							106	210

CenterPeak Holdings, LLC		Executive Search Services
			Secured Debt		12/10/2021		15.00%				12/10/2026	200	198	200
			Secured Debt		12/10/2021		15.00%				12/10/2026	2,390	2,374	2,390

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Equity	(8)	12/10/2021	368							404	2,610
													2,976	5,200
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (28)	2/7/2022		11.20%	SF+	6.75%		2/7/2027	514	508	514
			Secured Debt	(9)	2/7/2022		11.23%	SF+	6.75%		2/7/2027	3,300	3,282	3,300
			Secured Debt	(9)	6/24/2022		11.23%	SF+	6.75%		2/7/2027	183	182	183
			Secured Debt	(9)	3/27/2023		11.23%	SF+	6.75%		2/7/2027	442	438	442
													4,410	4,439
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,649	2,305	11

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units		3/12/2020	39							—	490

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (28)	8/6/2021		12.61%	SF+	8.25%	12.61%	8/6/2026	7,144	7,107	6,572
			Secured Debt	(9)	8/6/2021		12.64%	SF+	8.25%	12.64%	8/6/2026	17,383	17,304	15,987
													24,411	22,559
Connect Telecommunications Solutions Holdings, Inc.	(13) (21)	Value-Added Distributor of Fiber Products and Equipment
			Secured Debt		10/9/2024		13.00%				10/9/2029	2,784	2,716	2,716
			Preferred Equity		10/9/2024	2,478							1,400	1,400
													4,116	4,116
Core Transformers	(10)	Refurbisher and Distributor of Electric Transformers
			Secured Debt	(9) (30)	9/24/2025			SF+	5.50%		9/23/2031		(99)	(99)
			Secured Debt	(9) (30)	9/24/2025			SF+	5.50%		9/23/2031		(99)	(99)
			Secured Debt	(9)	9/24/2025		9.66%	SF+	5.50%		9/23/2031		9,803	9,803
			Common Equity		9/24/2025	1,000,000							1,000	1,000
													10,605	10,605
Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9) (28)	6/29/2024		10.70%	SF+	6.50%		6/28/2029	449	431	449
			Secured Debt	(9)	6/29/2024		10.81%	SF+	6.50%		6/28/2029	2,849	2,797	2,849
			Secured Debt	(9)	8/15/2024		10.69%	SF+	6.50%		6/28/2029	1,899	1,870	1,899
			Secured Debt	(9)	6/29/2024		11.06%	SF+	6.75%		6/28/2029	8,538	8,378	8,404
													13,476	13,601
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (30)	12/27/2023			SF+	6.75%		6/27/2027	—	(22)	(22)
			Secured Debt	(9)	12/27/2023		10.85%	SF+	6.75%		6/27/2027	6,938	6,831	6,938
													6,809	6,916
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (30)	6/27/2024			SF+	6.50%		6/27/2029	—	(23)	(23)
			Secured Debt	(9)	6/27/2024		10.50%	SF+	6.50%		6/27/2029	10,596	10,438	10,596
			Secured Debt	(9)	3/4/2025		10.79%	SF+	6.50%		6/27/2029	16,891	16,595	16,891
			Common Equity		3/4/2025	2,862							286	250
													27,296	27,714
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	37							52	50

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)		4/13/2018		10.00%			10.00%			1,316	—
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—
													2,092	—
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		12.26%	SF+	8.00%	12.26%	12/31/2026	2,534	2,402	2,534
			Secured Debt	(9)	12/20/2022		13.26%	SF+	9.00%		12/31/2026	2,493	2,259	2,463
			Preferred Equity		12/20/2022	125,000							128	110
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,789	5,107
Electro Technical Industries, LLC	(10)	Manufacturer of Mission-Critical Electrical Distribution Systems
			Secured Debt	(9) (30)	3/31/2025			SF+	5.50%		3/31/2030	—	(77)	(77)
			Secured Debt	(9)	3/31/2025		9.66%	SF+	5.50%		3/31/2030	24,622	24,180	24,587
			Common Equity		3/31/2025	714,286							714	920
													24,817	25,430
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (30)	10/3/2022			SF+	6.00%		10/3/2026	—	—	—
			Secured Debt		10/3/2022		12.00%				10/3/2027	1,131	1,117	1,117
			Secured Debt		10/3/2022		9.00%				10/3/2052	407	403	403
			Common Stock		10/3/2022	19							374	330
			Common Stock	(23)	10/3/2022	61							102	211
													1,996	2,061
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		10.60%	SF+	6.25%		12/29/2027	2,281	2,263	1,597

Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9)	4/7/2023		9.99%	SF+	6.00%		4/7/2029	133	126	133
			Secured Debt	(9)	10/2/2024		10.00%	SF+	6.00%		4/7/2029	359	354	359
			Secured Debt	(9)	4/7/2023		10.00%	SF+	6.00%		4/7/2029	6,767	6,646	6,767
			Common Equity	(8)	4/7/2023	170,998							174	240
													7,300	7,499

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		11.26%	SF+	7.00%		12/22/2026	308	307	308
			Secured Debt	(9)	12/22/2021		11.26%	SF+	7.00%		12/22/2026	4,014	4,005	4,014
													4,312	4,322
FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt		5/28/2024		13.00%				5/29/2029	7,893	7,041	7,892
			Warrants	(8) (27)	5/28/2024	3					5/28/2034		980	3,780
													8,021	11,672
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9)	4/14/2025		11.20%	SF+	7.00%		10/14/2027	917	893	917
			Secured Debt	(9)	4/14/2025		11.14%	SF+	7.00%		10/14/2027	8,568	8,430	8,568
			Common Equity		11/10/2023	210,084							210	130
													9,533	9,615
GradeEight Corp.	(10)	Distributor of Maintenance and Repair Parts
			Secured Debt	(9) (30)	10/4/2024			P+	6.25%		10/4/2029	—	(38)	(38)
			Secured Debt	(9) (30)	10/4/2024			SF+	7.25%		10/4/2029	—	(19)	(19)
			Secured Debt	(9) (26)	10/4/2024		11.47%	SF+	7.25%		10/4/2029	14,546	14,313	14,199
			Common Equity		10/4/2024	471							471	330
													14,727	14,472
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (423 AER II, LP)	(24)	6/2/2025	4.13%							1,526	1,526

Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		10.48%	SF+	6.00%		1/15/2026	542	542	542
			Secured Debt		12/2/2016		12.00%				1/15/2026	9,744	9,738	9,744
			Preferred Member Units	(8)	12/2/2016	56							713	6,140
			Preferred Member Units	(23)	12/2/2016	56							38	320
													11,031	16,746
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9)	5/1/2025		13.34%	SF+	9.00%		6/21/2026	51	51	51
			Secured Debt	(9)	3/7/2024		9.01%	SF+	3.50%	2.50%	6/21/2026	1,506	1,479	1,478
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	914	401	40
			Common Equity		3/7/2024	35,971							—	—
													1,931	1,569
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (28)	7/3/2024		9.65%	SF+	5.50%		7/3/2029	2,085	2,066	2,056
			Secured Debt	(9)	7/3/2024		9.80%	SF+	5.50%		7/3/2029	16,341	16,198	16,114
													18,264	18,170
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		12.54%	SF+	8.25%		12/31/2027	8,000	7,894	8,000

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (30)	7/30/2021			SF+	5.75%		7/30/2028	—	(6)	—
			Secured Debt	(9)	7/30/2021		10.01%	SF+	5.75%		7/30/2028	6,154	6,113	6,154
			Secured Debt	(9)	7/30/2021		10.01%	SF+	5.75%		7/30/2028	1,907	1,895	1,907
													8,002	8,061
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Common Equity		6/8/2023	422							580	490

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/13/2025		10.01%	SF+	6.00%	4.00%	10/30/2028	1,758	1,758	1,758
			Secured Debt	(9)	7/31/2025		10.31%	SF+	6.00%	10.31%	10/30/2028	3,943	3,943	3,943
			Common Equity		7/31/2025	3,874,040							5,191	5,320
													10,892	11,021
Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		13.00%				3/31/2028	3,881	3,876	3,881
			Preferred Equity	(8)	3/31/2023	21,840							1,092	1,680
													4,968	5,561
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9)	7/19/2023		10.57%	SF+	6.25%		7/19/2028	242	217	229
			Secured Debt	(9)	7/19/2023		10.58%	SF+	6.25%		7/19/2029	16,614	16,433	15,698
			Common Equity		7/19/2023	47,847							239	100
													16,889	16,027
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (28)	4/3/2023		14.38%	SF+	10.00%	2.00%	4/3/2028	730	720	682
			Secured Debt	(9)	4/3/2023		14.38%	SF+	10.00%	2.00%	4/3/2028	6,253	6,171	5,842
			Secured Debt	(9)	6/14/2023		14.38%	SF+	10.00%	2.00%	4/3/2028	1,259	1,243	1,176
			Secured Debt	(9)	12/31/2024		14.38%	SF+	10.00%	2.00%	4/3/2028	291	291	271
			Common Equity		4/3/2023	137,302							358	75
													8,783	8,046
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (28)	12/9/2021		14.20%	SF+	10.00%	14.20%	8/7/2023	2,309	2,309	1,932
			Secured Debt	(9) (14) (17)	8/7/2019		11.43%	SF+	7.00%	11.43%	8/7/2023	7,334	7,254	5
			Common Stock		12/7/2021	2,143							—	—
													9,563	1,937
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9) (28)	8/28/2019		11.81%	SF+	7.50%		3/31/2028	1,037	1,030	958
			Secured Debt	(9)	8/28/2019		11.81%	SF+	7.50%	3.81%	3/31/2028	16,648	16,604	15,086
													17,634	16,044
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.00%				1/31/2028	1,128	1,117	1,117
			Secured Debt		9/1/2021		13.00%				1/31/2028	735	727	727
			Secured Debt		11/15/2021		13.00%				1/31/2028	2,236	2,236	2,236

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		11/15/2021		13.00%				1/31/2028	4,406	4,359	4,359
			Secured Debt		1/31/2023		13.00%				1/31/2028	2,389	2,329	2,329
			Preferred Equity		6/26/2024	178	25.00%			25.00%			178	240
			Preferred Equity		9/26/2025	39	25.00%			25.00%			39	39
			Common Stock		8/3/2021	50,753							689	680
													11,674	11,727
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (31)	4/13/2023		2.50%				4/14/2028	2,962	2,817	430
			Common Equity		4/13/2023	186,322							—	—
													2,817	430
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9)	5/20/2024		11.41%	SF+	7.00%		5/17/2029	456	452	454
			Secured Debt	(9) (26)	5/20/2024		10.55%	SF+	6.00%		5/17/2029	2,111	2,082	2,101
			Secured Debt	(9) (26)	5/20/2024		11.55%	SF+	7.00%		5/17/2029	2,111	2,082	2,101
			Secured Debt	(9) (26)	5/20/2024		12.55%	SF+	8.00%		5/17/2029	2,111	2,082	2,101
													6,698	6,757
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		11.46%	SF+	7.00%		6/21/2027	295	292	295
			Secured Debt	(9)	6/30/2025		11.46%	SF+	7.00%		6/21/2027	590	585	590
			Secured Debt	(9)	6/21/2023		11.46%	SF+	7.00%		6/21/2027	1,234	1,113	1,234
			Secured Debt	(9)	6/21/2023		11.46%	SF+	7.00%		6/21/2027	1,234	1,113	1,234
			Secured Debt	(9)	6/30/2025		11.46%	SF+	7.00%		6/21/2027	443	439	443
			Warrants	(8) (27)	6/21/2023	48,327					6/21/2033		523	3,370
													4,065	7,166
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		11.42%	SF+	7.00%		11/4/2026	1,542	1,531	1,542
			Secured Debt	(9) (26)	2/27/2024		11.28%	SF+	7.00%		11/4/2026	1,251	1,242	1,251
			Secured Debt	(9) (26)	11/1/2024		11.23%	SF+	7.00%		11/4/2026	1,333	1,311	1,333
			Secured Debt	(9)	11/8/2021		11.38%	SF+	7.00%		11/4/2026	3,528	3,502	3,528
			Preferred Equity		11/8/2021	5,653,333							216	1,500
													7,802	9,154
JDC Power Services, LLC	(10)	Provider of Electrical Equipment and Maintenance Services for Datacenters
			Secured Debt	(9) (30)	6/28/2024			SF+	6.25%		6/28/2029	—	(39)	(39)
			Secured Debt	(9)	6/28/2024		10.25%	SF+	6.25%		6/28/2029	17,336	17,011	17,336
													16,972	17,297
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	3/30/2024		13.13%	SF+	8.75%	6.00%	3/29/2029	1,539	1,539	1,539
			Secured Debt	(9)	3/30/2024		13.13%	SF+	8.75%	6.00%	3/29/2029	1,149	1,149	1,149
			Common Stock		3/29/2024	4,535,784							166	290
													2,854	2,978
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	2,591	2,576	2,576
			Preferred Equity	(8)	3/28/2022	12,214							1,221	1,370

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													3,797	3,946
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	8/25/2025		9.45%	SF+	5.00%		6/20/2030	526	526	526
			Secured Debt	(9)	8/25/2025		10.45%	SF+	6.00%	10.45%	6/20/2030	2,951	2,951	2,951
			Secured Debt	(14)	8/25/2025		15.00%			15.00%	6/20/2030	1,404	517	517
			Common Equity	(23)	12/22/2021	140,351							140	—
			Common Equity		8/25/2025	70,000							70	—
													4,204	3,994
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		12.44%	SF+	8.00%	3.00%	8/16/2026	4,672	4,655	3,539

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	4/11/2025		11.83%	SF+	7.50%	2.75%	12/31/2028	20,404	20,059	20,404
			Secured Debt		4/11/2025						12/31/2028	1,380	1,039	883
													21,098	21,287
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(30)	10/19/2022						10/19/2025	—	—	—
			Secured Debt		10/19/2022		8.75%				10/19/2027	1,306	1,290	1,306
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			434	434
			Common Stock	(8)	10/19/2022	112,865							113	700
													1,837	2,440
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (30)	4/4/2022			SF+	5.75%		4/3/2028	—	(3)	(3)
			Secured Debt	(9)	11/20/2024		10.01%	SF+	5.75%		4/3/2028	1,331	1,318	1,331
			Secured Debt	(9)	4/4/2022		10.01%	SF+	5.75%		4/3/2028	1,894	1,876	1,894
													3,191	3,222
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (28)	11/30/2023		10.47%	SF+	6.25%		11/30/2028	555	537	527
			Secured Debt	(9) (26)	11/30/2023		10.44%	SF+	6.25%		11/30/2028	854	840	811
			Secured Debt	(9)	11/30/2023		9.45%	SF+	5.25%		11/30/2028	3,162	3,114	3,004
			Secured Debt	(9)	11/30/2023		11.45%	SF+	7.25%		11/30/2028	3,162	3,112	3,004
			Common Equity		11/30/2023	342,574							343	190
													7,946	7,536
Mission Critical Group	(10)	Backup Power Generation
			Secured Debt	(9) (30)	4/17/2025			SF+	6.00%		4/17/2030	—	(58)	(58)
			Secured Debt	(9) (30)	4/17/2025			SF+	6.00%		4/17/2030	—	(69)	(69)
			Secured Debt	(9)	4/17/2025		10.14%	SF+	6.00%		4/17/2030	18,485	18,151	18,485
			Common Equity		6/7/2023	532							532	4,930
													18,556	23,288
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		14.00%				8/19/2029	2,240	2,081	2,081
			Preferred Member Units	(8)	8/19/2024	40,821	12.00%			12.00%			467	467
			Warrants	(27)	8/19/2024	14,842					8/19/2029		148	148

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													2,696	2,696
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	5/24/2022		10.51%	SF+	6.25%		5/24/2027	1,181	1,174	1,271
			Secured Debt	(9)	5/24/2022		10.51%	SF+	6.25%		5/24/2027	3,048	3,028	3,544
			Secured Debt	(9)	5/24/2022		10.51%	SF+	6.25%		5/24/2027	5,176	5,144	5,176
			Secured Debt	(9)	6/25/2025		10.51%	SF+	6.25%		5/24/2027	355	350	353
			Unsecured Debt		9/25/2024		8.00%			8.00%	12/21/2025	33	33	33
			Unsecured Debt		1/31/2025		8.00%			8.00%	3/31/2026	23	23	23
			Common Stock		8/30/2022	24,985,794							301	174
													10,053	10,574
Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (30)	6/21/2024			SF+	7.25%		12/21/2028	—	(11)	(11)
			Secured Debt	(9)	6/21/2024		11.50%	SF+	7.25%		6/21/2029	11,889	11,625	11,889
			Secured Debt	(9)	5/13/2025		11.50%	SF+	7.25%		6/21/2029	1,352	1,315	1,352
													12,929	13,230
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		10.00%	SF+	6.00%		11/16/2027	1,042	1,035	1,042
			Secured Debt	(9)	4/1/2024		10.00%	SF+	6.00%		11/16/2027	2,896	2,871	2,896
													3,906	3,938
Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	806							1,805	—

PrimeFlight Aviation Services	(10) (13)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		9.80%	SF+	5.50%		5/1/2029	5,865	5,734	5,865
			Secured Debt	(9)	9/7/2023		9.50%	SF+	5.50%		5/1/2029	560	546	560
			Secured Debt	(9)	1/30/2024		9.50%	SF+	5.50%		5/1/2029	563	553	563
			Secured Debt	(9)	6/28/2024		9.25%	SF+	5.25%		5/1/2029	640	632	640
			Secured Debt	(9)	1/21/2025		9.58%	SF+	5.25%		5/1/2029	1,418	1,406	1,418
			Secured Debt	(9)	7/31/2025		9.55%	SF+	5.25%		5/1/2029	1,330	1,318	1,330
													10,189	10,376
PTL US Bidco, Inc	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (28)	8/19/2022		11.75%	SF+	7.25%		8/19/2027	448	441	448
			Secured Debt	(9)	8/19/2022		11.71%	SF+	7.25%		8/19/2027	1,026	1,012	1,026
													1,453	1,474
Purge Rite, LLC	(10)	HVAC Flushing and Filtration Services
			Preferred Equity		10/2/2023	13,021							1,289	1,289
			Common Equity		4/1/2024	13,021							13	6,210
													1,302	7,499
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (28)	8/24/2023		10.71%	SF+	6.50%		8/24/2028	275	241	275
			Secured Debt	(9)	8/24/2023		10.81%	SF+	6.50%		8/24/2028	10,089	9,908	10,089

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	9/10/2024		10.83%	SF+	6.50%		8/24/2028	4,969	4,895	4,969
													15,044	15,333
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(9) (30)	8/27/2021			SF+	8.00%		8/27/2026	—	(4)	—
			Secured Debt	(9)	8/27/2021		11.55%	SF+	7.00%		8/27/2026	4,219	4,188	3,164
			Secured Debt	(9)	8/27/2021		13.55%	SF+	9.00%		8/27/2026	4,219	4,188	3,162
													8,372	6,326
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		11.94%	SF+	7.75%	2.00%	11/16/2025	4,135	4,133	4,107
			Secured Debt	(9)	7/16/2021		11.94%	SF+	7.75%	2.00%	11/16/2025	7,706	7,704	7,654
													11,837	11,761
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				3/21/2030	6,270	6,166	6,270
			Common Stock	(8)	9/13/2018	17,500							—	520
													6,166	6,790
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9)	8/8/2024		9.26%	SF+	5.00%		8/8/2029	595	595	595
			Secured Debt	(9)	8/8/2024		9.26%	SF+	5.00%		8/8/2029	33,214	33,188	33,214
			Secured Debt	(9)	7/31/2025		9.26%	SF+	5.00%		8/8/2029	6,542	6,480	6,542
			Common Equity		12/10/2021	61							61	66
													40,324	40,417
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (28)	7/1/2022		11.24%	SF+	7.00%		7/1/2027	1,000	991	1,000
			Secured Debt	(9)	7/1/2022		11.15%	SF+	7.00%		7/1/2027	4,838	4,795	4,837
			Common Stock		7/1/2022	200,000							200	200
													5,986	6,037
TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9) (30)	12/31/2024			SF+	5.50%		12/31/2029	—	(6)	(6)
			Secured Debt	(9) (30)	12/31/2024			SF+	5.50%		12/31/2029	—	(4)	(4)
			Secured Debt	(9)	12/31/2024		9.60%	SF+	5.50%		12/31/2029	2,316	2,287	2,301
													2,277	2,291
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(23)	7/7/2021	1,000,000							1,000	2,620

The Affiliati Network, LLC		Performance Marketing Solutions
			Secured Debt		8/9/2021		10.00%				8/9/2026	140	139	139
			Secured Debt		8/9/2021		10.00%				8/9/2026	1,200	1,196	1,163
			Preferred Stock		9/1/2023	78,227							78	78
			Preferred Stock	(8)	8/9/2021	320,000							1,600	1,600
													3,013	2,980
Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9)	3/11/2024		10.50%	SF+	6.50%		3/11/2029	554	520	554
			Secured Debt	(9)	3/11/2024		10.50%	SF+	6.50%		3/11/2029	12,950	12,637	12,950
			Secured Debt	(9)	2/27/2025		10.50%	SF+	6.50%		3/11/2029	1,657	1,622	1,657

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	8/5/2025		10.50%	SF+	6.50%		3/11/2029	1,875	1,830	1,875
			Preferred Equity		3/11/2024	522,651	8.00%			8.00%			529	540
													17,138	17,576
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		11.72%	SF+	7.40%	6.25%	5/2/2027	6,741	1,783	2,730
			Secured Debt	(14)	6/1/2023						5/2/2027	692	15	—
													1,798	2,730
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	7/29/2024		10.41%	SF+	6.25%		7/27/2029	19,343	19,034	19,197
			Common Equity		7/29/2024	412,371							412	440
													19,446	19,637
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		11.63%	SF+	7.50%		4/5/2029	3,000	2,949	3,000

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(28)	12/22/2023		11.28%	SF+	7.00%		12/22/2028	2,273	2,232	2,273
			Secured Debt	(9)	12/22/2023		11.26%	SF+	7.00%		12/22/2028	12,281	12,082	12,281
													14,314	14,554
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	769,231							769	2,340

Wash & Wax Systems LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	4/30/2025		9.81%	SF+	5.50%		4/30/2028	1	1	1
			Secured Debt	(9)	4/30/2025		9.78%	SF+	5.50%	9.78%	4/30/2028	1,046	1,046	1,046
			Secured Debt		4/30/2025		12.00%			12.00%	7/31/2028	693	693	693
			Common Equity		4/30/2025	439							465	430
													2,205	2,170
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	319	317	266
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	55	53	46
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	2,268	2,259	1,891
			Secured Debt		12/17/2021		12.00%			4.00%	12/17/2026	2,046	2,039	1,706
													4,668	3,909
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (28)	11/19/2021		11.77%	SF+	7.50%		11/19/2026	1,611	1,582	1,611
			Secured Debt	(9)	11/19/2021		12.05%	SF+	7.50%		11/19/2026	2,343	2,323	2,343
			Secured Debt	(9)	1/16/2024		11.05%	SF+	6.50%		11/19/2026	9,050	8,965	9,050
			Secured Debt	(9)	1/16/2024		13.05%	SF+	8.50%		11/19/2026	9,050	8,965	9,050
													21,835	22,054

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		11.00%				12/12/2027	1,364	1,352	1,352
			Preferred Equity	(8)	12/12/2022	530							530	530
													1,882	1,882
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		9.85%	SF+	5.75%		12/20/2028	1,167	1,152	1,167
			Secured Debt	(9)	12/17/2021		10.18%	SF+	5.75%		12/20/2028	2,310	2,291	2,310
			Secured Debt	(9)	3/31/2025		9.85%	SF+	5.75%		12/20/2028	605	595	605
													4,038	4,082
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		11.92%	SF+	7.50%		8/9/2026	4,965	4,936	4,171

ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		12.50%	P+	5.00%		6/14/2029	648	629	648
			Secured Debt	(9) (26)	6/14/2024		10.31%	SF+	6.00%		6/14/2029	1,469	1,443	1,469
			Secured Debt	(9)	6/14/2024		10.17%	SF+	6.00%		6/14/2029	811	801	811
			Secured Debt	(9)	6/14/2024		10.14%	SF+	6.00%		6/14/2029	5,802	5,717	5,802
													8,590	8,730
Subtotal Non-Control/Non-Affiliate investments (109.9% of net assets at fair value)													$820,242	$807,164
Total Portfolio Company investments, September 30, 2025 (171.6% of net assets at fair value)													$1,185,367	$1,260,202

Money market funds (included in cash and cash equivalents)
First American Treasury Obligations Fund Class Z	(16)												$10,425	$10,425
Fidelity Government Portfolio Fund Class III	(34)												1,834	1,834
Total money market funds													$12,259	$12,259
___________________________________________________
(1)All investments are LMM (as defined below) portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of LMM portfolio investments. All of the Fund’s investments, unless otherwise noted, are encumbered as security for one of the Credit Facilities (as defined below).
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
September 30, 2025
(dollars in thousands)
(Unaudited)
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 97% of the loans (based on the par amount) contain Secured Overnight Financing Rate (“SOFR”) floors which range between 0.75% and 5.25%, with a weighted-average floor of 1.29%.
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
(15)All of the Fund’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)Effective yield as of September 30, 2025 was approximately 4.07% on the First American Treasury Obligations Fund Class Z.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of September 30, 2025.
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
(25)A majority of the variable rate loans in the Investment Portfolio (as defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the federal funds rate or the prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of September 30, 2025, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2025.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)Revolving line of credit facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2025.
(29)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)
(30)The position is unfunded and no interest income is being earned as of September 30, 2025. The position may earn a nominal unused facility fee on committed amounts.
(31)Investment is accruing income at the fixed cash rate of 2.50% as of September 30, 2025.
(32)Index based floating interest rate is subject to contractual maximum base rate of 4.00%.
(33)The Fund has entered into an intercreditor agreement that entitles the Fund to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Fund receives a higher interest rate than the contractual stated interest rate of 11.85% per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(34)Effective yield as of September 30, 2025 was approximately 3.79% on the Fidelity Government Portfolio Fund Class III.
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
___________________________________________________
(1)All investments are LMM portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of LMM portfolio investments. All of the Fund’s investments, unless otherwise noted, are encumbered as security for one of the Fund’s Credit Facilities.
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
(15)All of the Fund’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
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
(33)The Fund has entered into an intercreditor agreement that entitles the Fund to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Fund receives a higher interest rate than the contractual stated interest rate of 11.75% per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
On January 29, 2025, in connection with the MSC Income Listing, MSC Income entered into an Amended and Restated Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”) with the Adviser. The Advisory Agreement was approved by the affirmative vote of the holders of a majority of MSC Income’s outstanding voting securities, as defined in the 1940 Act, at a special meeting of MSC Income’s stockholders held on December 11, 2024 (the “2024 Special Meeting”), and the Advisory Agreement became effective upon the MSC Income Listing. In such role, the Adviser has the responsibility to manage the business of MSC Income, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor its Investment Portfolio and provide ongoing administrative services.
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
2.Basis of Presentation
MSC Income’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Fund is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. MSC Income’s results of operations for the three and nine months ended September 30, 2025 and 2024, cash flows for the nine months ended September 30, 2025 and 2024 and financial position as of September 30, 2025 and December 31, 2024 are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The accompanying unaudited consolidated financial statements of MSC Income are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
3.Reverse Stock Split
On December 16, 2024, in advance of the MSC Income Listing, the Fund effectuated a two-for-one reverse stock split of its outstanding common stock pursuant to approval from its Board of Directors (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every two shares of the Fund’s issued and outstanding common stock were converted into one share of issued and outstanding common stock, without any change in the par value or shares authorized. All share, per share, common stock and additional paid-in capital amounts presented in these consolidated financial statements and notes to the consolidated financial statements prior to December 16, 2024 have been retrospectively adjusted to give effect to the Reverse Stock Split.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
4.Revisions to the Presentation of Previously Issued Financial Statements
As of June 30, 2025, MSC Income changed its tax presentation on the Consolidated Statement of Operations to voluntarily correct an immaterial error in order to comply with the applicable presentation requirements in 210.6-07 of Regulation S-X. Net investment income now includes excise tax expense and net investment income related federal and state income and other tax expenses. These revisions had no impact on net increase in net assets resulting from operations or net increase in net assets resulting from operations per share. All prior period net investment income and net investment income per share amounts presented in these consolidated financial statements and the notes thereto have been retrospectively adjusted to conform to the current presentation. The impact of the adjustments on the Consolidated Statement of Operations for the three and nine months ended September 30, 2024 is as follows:

	Three Months Ended September 30, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share amounts)
Net investment income before taxes	$14,182	$—	$14,182
Excise tax benefit (expense)	—	(491)	(491)
Federal and state income and other tax expenses	—	(775)	(775)
Net investment income	14,182	(1,266)	12,916
Net investment income per share	$0.35	$(0.03)	$0.32

Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation)	$—	$(1,168)	$(1,168)
Total income tax (provision) benefit	$(2,434)	$2,434	$—

	Nine Months Ended September 30, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share amounts)
Net investment income before taxes	$43,093	$—	$43,093
Excise tax benefit (expense)	—	(570)	(570)
Federal and state income and other tax expenses	—	(2,201)	(2,201)
Net investment income	43,093	(2,771)	40,322
Net investment income per share	$1.07	$(0.07)	$1.00

Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation)	$—	$(3,379)	$(3,379)
Total income tax (provision) benefit	$(6,150)	$6,150	$—
The adjustments also impacted the ratio of net investment income to average net asset value (“NAV”) as presented in Note E — Financial Highlights.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income’s portfolio strategy calls for it to invest primarily in debt securities issued by Private Loan companies. MSC Income also maintains its LMM investment portfolio and its portfolio strategy calls for it to invest in future follow-on investments in illiquid debt and equity securities issued by its existing LMM portfolio companies, as or if such opportunities exist. Effective on the date of the MSC Income Listing, the Fund has changed its investment strategy with respect to new platform investments to be solely focused on the Private Loan investment strategy. As a result, the size of the LMM investment portfolio is expected to decrease over time as existing LMM investments are repaid or sold in the ordinary course of business. MSC Income also maintains a legacy portfolio of investments in Middle Market companies and a limited portfolio of Other Portfolio investments which are also expected to decrease over time as MSC Income is generally no longer making new Middle Market investments or Other Portfolio investments. MSC Income’s portfolio investments may be subject to restrictions on resale.
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
For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the yield-to-maturity model (“Yield-to-Maturity”) valuation method. For LMM portfolio investments, MSC Income generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall methodology (“Waterfall”) for its LMM equity investments and an income approach using a Yield-to-Maturity valuation method for its LMM debt investments. For Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent prices are available, MSC Income primarily uses quoted prices in the valuation process. MSC Income determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For its Other Portfolio equity investments, MSC Income generally calculates the fair value of the investment primarily based on the NAV of the investment fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for MSC Income’s portfolio investments estimate the value of the investment as if MSC Income were to sell, or exit, the investment as of the measurement date.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Under the Waterfall valuation method, MSC Income estimates the enterprise value of a portfolio company using a combination of market and income approaches or other appropriate valuation methods, such as considering recent transactions in the equity securities of the portfolio company or third-party valuations of the portfolio company, and then performs a Waterfall calculation by allocating the enterprise value over the portfolio company’s securities in order of their preference relative to one another. The enterprise value is the fair value at which an enterprise could be sold in a transaction between two willing parties, other than through a forced or liquidation sale. Typically, privately held companies are bought and sold based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value. There is no single methodology for estimating enterprise value. For any one portfolio company, enterprise value is generally described as a range of values from which a single estimate of enterprise value is derived. In estimating the enterprise value of a portfolio company, MSC Income analyzes various factors including the portfolio company’s historical and projected financial results. Due to Securities and Exchange Commission (“SEC”) deadlines for MSC Income’s quarterly and annual financial reporting, the operating results of a portfolio company used in the current period valuation are generally the results from the period ended three months prior to such valuation date and may include unaudited, projected, budgeted or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in determining. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, MSC Income also analyzes the impact of exposure to litigation, loss of customers or other contingencies. After determining the appropriate enterprise value, MSC Income allocates the enterprise value to investments in order of the legal priority of the various components of the portfolio company’s capital structure. In applying the Waterfall valuation method, MSC Income assumes the loans are paid-off at the principal amount in a change in control transaction and are not assumed by the buyer, which MSC Income believes is consistent with its past transaction history and standard industry practices.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 14 and 17 Private Loan portfolio companies during the three months ended September 30, 2025 and 2024, respectively, representing 22% and 24% of the total Private Loan portfolio at fair value as of September 30, 2025 and 2024, respectively. A total of 61 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2025, representing 90% of the total Private Loan portfolio at fair value as of September 30, 2025. Excluding its investments in Private Loan portfolio companies that, as of September 30, 2025, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment, 96% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2025.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each LMM portfolio company at least once every calendar year, and for MSC Income’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 12 LMM portfolio companies during each of the three months ended September 30, 2025 and 2024, representing 24% and 22% of the total LMM portfolio at fair value as of September 30, 2025 and 2024, respectively. A total of 50 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2025, representing 99% of the total LMM portfolio at fair value as of September 30, 2025. Excluding its investments in LMM portfolio companies that, as of September 30, 2025, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2025.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
For valuation purposes, all of MSC Income’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, MSC Income uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. MSC Income generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (89% and 93% as of September 30, 2025 and December 31, 2024, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) MSC Income has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
For valuation purposes, all of MSC Income’s Other Portfolio investments are non-control investments. MSC Income’s Other Portfolio investments comprised 1.3% and 2.0% of MSC Income’s Investment Portfolio at fair value as of September 30, 2025 and December 31, 2024, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income generally determines the fair value of these investments using the NAV valuation method.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. MSC Income believes its Investment Portfolio as of September 30, 2025 and December 31, 2024 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2025 and December 31, 2024, the Fund had $12.3 million and $14.4 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Fund’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of September 30, 2025 and December 31, 2024, cash balances totaling $4.8 million and $13.5 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Fund to risk related to the uninsured balance.
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
As of September 30, 2025, investments on non-accrual status comprised 1.4% of MSC Income’s total Investment Portfolio at fair value and 4.6% at cost. As of December 31, 2024, investments on non-accrual status comprised 1.5% of MSC Income’s total Investment Portfolio at fair value and 5.6% at cost.
MSC Income holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.8. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the PIK interest and cumulative dividends in cash. MSC Income stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2025 and 2024, (i) 6.5% and 6.7%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.9% and 0.1%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2025 and 2024, (i) 5.9% and 5.4%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.9% and 0.1%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash.

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
A presentation of total investment income MSC Income earned from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Interest, dividend and fee income:
Interest income	$30,117	$30,236	$86,890	$88,154
Dividend income	3,652	2,485	13,750	8,964
Fee income	1,598	756	3,597	4,255
Total investment income	$35,367	$33,477	$104,237	$101,373
5.Deferred Financing Costs
Deferred financing costs include commitment fees and other direct costs incurred in connection with arranging MSC Income’s borrowings. Deferred financing costs incurred in connection with MSC Income’s Credit Facilities (as defined in Note D — Debt) are capitalized as an asset. Deferred financing costs incurred in connection with the Series A Notes (as defined in Note D — Debt) are reflected as a direct deduction from the principal amount outstanding.
6.Equity Offering Costs
The Fund’s offering costs are charged against the proceeds from equity offerings when the proceeds are received.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
To maintain RIC tax treatment (as discussed in Note B.8. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the interest income. For the three months ended September 30, 2025 and 2024, 2.4% and 3.0%, respectively, of MSC Income’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization. For the nine months ended September 30, 2025 and 2024, 2.4% and 2.8%, respectively, of MSC Income’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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
12.Segments
MSC Income operates as a single segment with a principal investment objective to maximize total return primarily by generating current income from debt investments and, to a lesser extent, by generating current income and capital appreciation from equity and equity-related investments. The Adviser’s Investment Committee and the Fund’s Chief Executive Officer collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Fund’s chief operating decision maker (the “CODM”). Among other metrics, the CODM uses net investment income as a primary U.S. GAAP profit or loss metric used in making operating decisions, which can be found on the Consolidated Statement of Operations along with significant expenses. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.
13.Recently Issued or Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024, and early adoption is permitted. The Fund has determined that ASU 2023-09 will not have a material impact on the consolidated financial statements and the notes thereto.
From time to time, new accounting pronouncements are issued by the FASB or other standards-setting bodies that are adopted by the Fund as of the specified effective date. The Fund believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.
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
As of September 30, 2025 and December 31, 2024, all of MSC Income’s Private Loan portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, all of MSC Income’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s LMM portfolio investments were categorized as Level 3 as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, MSC Income’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2025 and December 31, 2024.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
As of September 30, 2025 and December 31, 2024, all of MSC Income’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s Other Portfolio investments were categorized as Level 3 as of September 30, 2025 and December 31, 2024.
As of September 30, 2025 and December 31, 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:
•Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted information;
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurement of MSC Income’s Level 3 portfolio investments as of September 30, 2025 and December 31, 2024:

Type of Investment	Fair Value as of September 30, 2025 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)	Weighted-Average (3)(4)	Median (3)
Equity investments	$312,604	Discounted cash flow	WACC	11.4% - 22.2%	14.6%	15.0%
		Market comparable / Enterprise value	EBITDA multiple (1)	5.1x - 8.9x (2)	6.9x	6.8x
Debt investments	$942,830	Discounted cash flow	Risk adjusted discount rate (5)	8.0% - 18.1% (2)	12.6%	11.8%
			Expected principal recovery percentage	0.1% - 500.0%	99.5%	100.0%
Debt investments	$4,768	Market approach	Third-party quote	14.5 - 70.0	47.9	40.5
Total Level 3 investments	$1,260,202
_____________________
(1)EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 13.5x and the range for risk adjusted discount rate is 5.7% - 40.6%.
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
_____________________
(1)EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The following tables provide a summary of changes in fair value of MSC Income’s Level 3 portfolio investments for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

Type of Investment	Fair Value as of December 31, 2024	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of September 30, 2025
Debt	$895,676	$—	$(239,393)	$292,734	$31,628	$(15,676)	$(17,370)	$947,599
Equity	277,553	—	(12,627)	5,909	(7,267)	24,367	17,370	305,305
Equity Warrant	4,278	—	—	—	—	3,020	—	7,298
	$1,177,507	$—	$(252,020)	$298,643	$24,361	$11,711	$—	$1,260,202
______________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2023	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of September 30, 2024
Debt	$838,125	$—	$(169,492)	$264,572	$2,180	$(17,380)	$(166)	$917,839
Equity	254,029	—	(12,075)	10,127	(27,394)	17,987	166	242,840
Equity Warrant	741	—	—	1,128	(90)	169	—	1,948
	$1,092,895	$—	$(181,567)	$275,827	$(25,304)	$776	$—	$1,162,627
_____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
As of September 30, 2025 and December 31, 2024, MSC Income’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
As of September 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$750,912	$—	$—	$750,912
LMM portfolio investments	466,671	—	—	466,671
Middle Market portfolio investments	26,631	—	—	26,631
Other Portfolio investments	15,988	—	—	15,988
Total investments	$1,260,202	$—	$—	$1,260,202

		Fair Value Measurements
		(in thousands)
As of December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$677,878	$—	$—	$677,878
LMM portfolio investments	436,150	—	—	436,150
Middle Market portfolio investments	39,402	—	—	39,402
Other Portfolio investments	24,077	—	—	24,077
Total investments	$1,177,507	$—	$—	$1,177,507
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income maintains a LMM investment portfolio with investments in secured debt and equity investments in privately held, LMM companies based in the United States. MSC Income’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $1 million to $30 million. The LMM portfolio debt investments are typically secured by a first priority lien on the assets of the portfolio company, can include either fixed or floating interest rates and generally have a term of between five and seven years from the original investment date. MSC Income typically makes direct equity investments and/or receives nominally priced equity warrants in connection with a LMM portfolio company debt investment.
In connection with the MSC Income Listing, the Fund changed its investment strategy with respect to new platform investments to be solely focused on the Private Loan investment strategy. As a result, the size of the Fund’s LMM investment portfolio is expected to decrease over time as existing LMM investments are repaid or sold in the ordinary course of business. The Fund does, however, plan to continue executing follow-on investments in its existing LMM portfolio companies going forward in accordance with its existing SEC order for co-investment exemptive relief.
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
MSC Income’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments in unaffiliated investment companies and private funds managed by third parties. In the Other Portfolio, MSC Income may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. For Other Portfolio investments, MSC Income generally receives distributions related to the assets held by the portfolio company. Those assets are typically expected to be realized over a five to ten-year period. Similar to its Middle Market investments, the Fund has generally stopped making new Other Portfolio investments and expects the size of its Other Portfolio to continue to decline in future periods as existing Other Portfolio investments are repaid or sold.
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
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2025 and 2024, MSC Income did not record investment income from any single portfolio company in excess of 10% of total investment income.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The following tables provide a summary of MSC Income’s investments in the Private Loan and LMM portfolios as of September 30, 2025 and December 31, 2024 (this information excludes Middle Market and Other Portfolio investments, which are discussed further below).

	As of September 30, 2025
	Private Loan	LMM (a)
	(dollars in millions)
Number of portfolio companies	81	55
Fair value	$750.9	$466.7
Cost	$761.1	$369.9
Debt investments as a % of portfolio (at cost)	92.0%	69.8%
Equity investments as a % of portfolio (at cost)	8.0%	30.2%
% of debt investments at cost secured by first priority lien	99.9%	99.9%
Weighted-average annual effective yield (b)	11.3%	12.9%
Average EBITDA (c)	$31.5	$10.7
___________________
(a)As of September 30, 2025, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of September 30, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of September 30, 2025. The weighted-average annual effective yield on MSC Income’s debt portfolio as of September 30, 2025, including debt investments on non-accrual status, was 10.4% for its Private Loan portfolio and 12.1% for its LMM portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on its investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan portfolio and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including four Private Loan portfolio companies and three LMM portfolio companies, as EBITDA is not a meaningful valuation metric for MSC Income’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
For the three months ended September 30, 2025 and 2024, MSC Income achieved an annualized total return on investments of 15.7% and 10.5%, respectively. For the nine months ended September 30, 2025 and 2024, MSC Income achieved an annualized total return on investments of 12.8% and 12.4%, respectively. For the year ended December 31, 2024, MSC Income achieved a total return on investments of 12.4%. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. MSC Income’s total return on investments is not reflective of what an investor in shares of MSC Income’s common stock will realize on its investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
As of September 30, 2025, MSC Income had Middle Market portfolio investments in eight portfolio companies, collectively totaling $26.6 million in fair value and $40.0 million in cost basis, which comprised 2.1% and 3.4% of MSC Income’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, MSC Income had Middle Market Portfolio investments in ten portfolio companies, collectively totaling $39.4 million in fair value and $66.3 million in cost basis, which comprised 3.3% and 5.8% of MSC Income’s Investment Portfolio at fair value and cost, respectively.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
As of September 30, 2025, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $16.0 million in fair value and $14.3 million in cost basis, which comprised 1.3% and 1.2% of MSC Income’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $24.1 million in fair value and $17.9 million in cost basis, which comprised 2.0% and 1.6% of MSC Income’s Investment Portfolio at fair value and cost, respectively.
The following tables summarize the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of September 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments, which are discussed above).

Cost:	September 30, 2025	December 31, 2024
First lien debt	84.6%	85.2%
Equity	15.2	14.5
Equity warrants	0.2	0.3
Other	—	—
	100.0%	100.0%

Fair Value:	September 30, 2025	December 31, 2024
First lien debt	76.2%	77.6%
Equity	23.2	22.0
Equity warrants	0.6	0.4
Other	—	—
	100.0%	100.0%
The following tables summarize the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the United States and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of September 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Cost:	September 30, 2025	December 31, 2024
Midwest	21.3%	21.5%
West	20.8	18.7
Southwest	20.1	18.2
Northeast	18.6	22.4
Southeast	17.1	17.0
Canada	1.1	1.2
Other Non-United States	1.0	1.0
	100.0%	100.0%

Fair Value:	September 30, 2025	December 31, 2024
Southwest	22.5%	20.4%
Midwest	21.8	22.7
West	20.8	18.4
Northeast	17.5	22.6
Southeast	15.4	13.8
Canada	1.0	1.1
Other Non-United States	1.0	1.0
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The following tables summarize the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value as of September 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments).

Cost:	September 30, 2025	December 31, 2024
Electrical Equipment	8.8%	4.6%
Commercial Services & Supplies	7.9	7.6
Machinery	7.4	7.8
Professional Services	5.8	6.1
Internet Software & Services	5.2	7.2
Construction & Engineering	5.0	2.1
Distributors	4.8	4.3
Containers & Packaging	4.6	4.5
Diversified Consumer Services	4.6	5.2
IT Services	4.6	4.6
Chemicals	3.4	0.4
Leisure Equipment & Products	3.3	3.5
Auto Components	3.0	1.7
Hotels, Restaurants & Leisure	2.8	2.8
Textiles, Apparel & Luxury Goods	2.7	2.8
Specialty Retail	2.5	2.0
Communications Equipment	2.3	2.9
Health Care Providers & Services	2.1	4.2
Computers & Peripherals	1.9	3.0
Software	1.7	1.6
Energy Equipment & Services	1.6	1.6
Marine	1.6	1.5
Internet & Catalog Retail	1.5	1.6
Household Products	1.4	1.7
Food & Staples Retailing	1.3	1.6
Trading Companies & Distributors	1.3	1.3
Aerospace & Defense	1.2	1.7
Air Freight & Logistics	1.1	0.9
Diversified Financial Services	1.1	2.3
Media	1.0	1.2
Health Care Equipment & Supplies	0.6	1.1
Building Products	0.4	2.2
Other (1)	1.5	2.4
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	September 30, 2025	December 31, 2024
Electrical Equipment	9.0%	4.7%
Machinery	8.5	9.1
Commercial Services & Supplies	7.4	6.6
Construction & Engineering	5.7	3.0
Professional Services	5.7	6.1
Distributors	5.5	4.3
Diversified Consumer Services	5.1	6.0
Containers & Packaging	4.7	4.8
IT Services	4.4	4.5
Computers & Peripherals	3.8	5.1
Internet Software & Services	3.8	6.3
Chemicals	3.2	0.4
Auto Components	3.0	1.7
Leisure Equipment & Products	2.6	2.9
Textiles, Apparel & Luxury Goods	2.5	2.6
Communications Equipment	2.3	1.4
Specialty Retail	2.3	2.2
Software	2.1	2.1
Health Care Providers & Services	1.9	3.8
Hotels, Restaurants & Leisure	1.8	2.0
Air Freight & Logistics	1.5	1.4
Energy Equipment & Services	1.5	1.3
Marine	1.5	1.4
Household Products	1.4	1.8
Aerospace & Defense	1.2	1.7
Trading Companies & Distributors	1.2	1.3
Diversified Financial Services	1.1	2.3
Food & Staples Retailing	1.1	1.3
Media	1.0	1.5
Internet & Catalog Retail	0.9	1.4
Building Products	0.5	2.3
Other (1)	1.8	2.7
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
As of September 30, 2025 and December 31, 2024, MSC Income had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, MSC Income must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating its unconsolidated controlled portfolio companies in accordance with Regulation S-X, there are two tests that MSC Income must utilize to determine if any of MSC Income’s Control investments (as defined in Note A — Organization and Basis of Presentation), including those unconsolidated portfolio companies defined as Control investments in which MSC Income does not own greater than 50% of the voting securities nor have rights to maintain greater than 50% of the board representation, are considered significant subsidiaries: the investment test and the income test. The investment test is generally measured by dividing the fair value of MSC Income’s investment in the Control investment by the fair value of MSC Income’s total investments. The income test is generally measured by dividing the absolute value of the combined sum of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from the relevant Control investment for the period being tested by the absolute value of MSC Income’s change in net assets resulting from operations for the same period. Rules 3-09 and 4-08(g) of Regulation S-X require MSC Income to include (1) separate audited financial statements of an unconsolidated majority-owned subsidiary (Control investments in which MSC Income owns greater than 50% of the voting securities) in an annual report and (2) summarized financial information of a Control investment in a quarterly report, respectively, if certain thresholds of the investment or income tests are exceeded and the unconsolidated portfolio company qualifies as a significant subsidiary.
As of September 30, 2025 and December 31, 2024, MSC Income had no single investment that qualified as a significant subsidiary under either the investment or income tests.
NOTE D — DEBT
The following table provides a summary of MSC Income’s debt as of September 30, 2025.

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)

	(in thousands)
SPV Facility	$234,000	$—	$234,000	$234,000
Corporate Facility	145,000	—	145,000	145,000
Series A Notes	150,000	(323)	149,677	146,083
Total Debt	$529,000	$(323)	$528,677	$525,083
_________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the deferred debt issuance costs related to the Series A Notes are reflected as a contra-liability to the Series A Notes on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt is shown as if MSC Income had adopted the fair value option under ASC 825, Financial Instruments (“ASC 825”). See discussion of the methods used to estimate the fair value of MSC Income’s debt in Note B.10. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The following table provides a summary of MSC Income’s debt as of December 31, 2024.

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
Summarized interest expense for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
SPV Facility	$4,220	$5,904	$13,234	$17,902
Corporate Facility	2,839	2,880	7,567	6,799
Series A Notes	1,590	1,590	4,769	4,769
Total Interest Expense	$8,649	$10,374	$25,570	$29,470
A summary of MSC Income’s average amount of total borrowings outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in millions)
Weighted-average borrowings outstanding	$555.5	$531.1	$543.5	$504.5
Weighted-average effective interest rate	6.1%	7.8%	6.1%	7.8%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
SPV Facility
MSC Income, through MSIF Funding, LLC (“MSIF Funding”), a wholly-owned Structured Subsidiary that primarily holds debt investments, maintains a special purpose vehicle revolving credit facility dated February 3, 2021 (as amended, the “SPV Facility”) with JPMorgan Chase Bank, National Association (“JPM”), as administrative agent, and U.S. Bank, N.A., as collateral agent and collateral administrator, JPM and other financial institutions as lenders and MSIF as portfolio manager. In March 2025, the SPV Facility was amended to, among other things: (i) decrease the interest rate for advances to the applicable SOFR plus 2.20% from the prior interest rate of the applicable SOFR plus 3.00%, (ii) extend the revolving period from through February 2027 to through February 2029 and (iii) extend the final maturity date from February 2028 to February 2030.
As of September 30, 2025, the SPV Facility included (i) total commitments of $300.0 million, (ii) an accordion feature with the right to request an increase of total commitments and borrowing availability up to $450.0 million and (iii) a revolving period through February 2029 and a final maturity date in February 2030. As of September 30, 2025, advances under the SPV Facility bore interest at a rate equal to the applicable SOFR in effect, plus a margin of 2.20%. MSIF Funding also pays a commitment fee of 0.75% on the average daily unused amount of the financing commitments until February 2029. The SPV Facility is secured by a first lien on the assets of MSIF Funding. Borrowing availability under the SPV Facility is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
As of September 30, 2025, the interest rate for borrowings on the SPV Facility was 6.49%. The average interest rate for borrowings under the SPV Facility was 6.49% and 8.32% for the three months ended September 30, 2025 and 2024, respectively, and 6.74% and 8.32% for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, MSC Income was in compliance with all financial covenants of the SPV Facility.
Corporate Facility
MSC Income maintains a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “Corporate Facility” and, together with the SPV Facility, the “Credit Facilities”) with EverBank, as administrative agent, and with EverBank and other financial institutions as lenders.
As of September 30, 2025, the Corporate Facility included (i) total commitments of $245.0 million from a diversified group of seven lenders, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $300.0 million of total commitments and (iii) a revolving period through November 2028 and a final maturity date in May 2029, with two one-year extension options subject to lender approval.
Borrowings under the Corporate Facility bear interest, subject to MSC Income’s election, at a rate equal to (i) SOFR plus 2.05% or (ii) the base rate plus 1.05%. The base rate is defined as the higher of (a) the Prime rate, (b) the Federal Funds Rate (as defined in the credit agreement) plus 0.5% or (c) SOFR plus 1.0%. Additionally, MSC Income pays an unused commitment fee of 0.25% on the unused lender commitments if 50% or more of the lender commitments are being used and an unused commitment fee of 0.375% on the unused lender commitments if less than 50% of the lender commitments are being used. Borrowings under the Corporate Facility are secured by a first lien on all of the assets of MSIF and its subsidiaries, excluding the assets of Structured Subsidiaries or immaterial subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of MSIF (other than Structured Subsidiaries or immaterial subsidiaries). Borrowing availability under the Corporate Facility is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
As of September 30, 2025, the interest rate for borrowings on the Corporate Facility was 6.37%. The average interest rate for borrowings under the Corporate Facility was 6.38% and 7.81% for the three months ended September 30, 2025 and 2024, respectively, and 6.38% and 7.82% for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, MSC Income was in compliance with all financial covenants of the Corporate Facility.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Series A Notes
Pursuant to a Master Note Purchase Agreement dated October 21, 2021 (the “Note Purchase Agreement”), MSC Income issued $77.5 million of 4.04% Series A Senior Notes due 2026 (the “Series A Notes”) upon entering into the Note Purchase Agreement and an additional $72.5 million on January 21, 2022. The Series A Notes bear a fixed interest rate of 4.04% per year and mature on October 30, 2026, unless redeemed, purchased or prepaid prior to such date by the Fund in accordance with their terms.
Interest on the Series A Notes is due semiannually on April 30 and October 30 of each year. The Series A Notes may be redeemed in whole or in part at any time at MSC Income’s option subject to certain make-whole provisions. In addition, MSC Income is obligated to offer to prepay the Series A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. In the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series A Notes will bear interest at a fixed rate of 5.04% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event ends. The Series A Notes are general unsecured obligations of MSIF that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by MSIF.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of MSIF or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of September 30, 2025, MSC Income was in compliance with all covenants and other requirements of the Note Purchase Agreement.
NOTE E — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of MSC Income for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
Per Share Data:	2025	2024
NAV as of the beginning of the period	$15.53	$15.54
Net investment income (1)	1.05	1.00
Net realized gain (loss) (1)(2)	(0.56)	0.59
Net unrealized appreciation (depreciation) (1)(2)	0.77	(0.61)
Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation) (1)(2)	0.01	(0.08)
Net increase in net assets resulting from operations (1)	1.27	0.90
Dividends paid from net investment income (3)	(1.08)	(0.76)
Distributions paid from capital gains (3)	—	(0.33)
Distributions paid or accrued (3)	(1.08)	(1.09)
Accretive effect of stock repurchases (repurchasing shares below NAV per share)	—	0.02
Dilutive effect of stock offerings (issuing shares below NAV per share)	(0.16)	—
Other (4)	(0.02)	0.01
NAV as of the end of the period	$15.54	$15.38
Market value as of the end of the period	$13.13	N/A
Shares outstanding as of the end of the period	47,268,027	40,217,446
________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation, and the related income tax provision or benefit can fluctuate significantly from period to period.

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

	Nine Months Ended September 30,
	2025	2024
	(dollars in thousands)
NAV as of the end of the period	$734,358	$618,485
Average NAV	$700,247	$620,622
Average outstanding debt	$541,875	$512,088

Ratios to average NAV:
Ratio of total expenses, including tax expenses, to average NAV (1)(2)(3)(6)	7.90%	10.38%
Ratio of operating expenses to average NAV (2)(3)(6)	7.58%	9.39%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)(6)	3.93%	4.64%
Ratio of operating expenses, excluding interest expense and incentive fees to average NAV (2)(3)(6)	2.68%	3.13%
Ratio of net investment income to average NAV (2)(6)	6.94%	6.50%
Portfolio turnover ratio (2)	17.49%	18.54%
Total investment return (2)(4)	(9.39)%	N/A
Total return based on change in NAV (2)(5)	9.39%	6.41%
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
(4)For the nine months ended September 30, 2025, total investment return is based on the purchase of stock in the MSC Income Offering at the public offering price of $15.53 and a sale at the current market price on September 30, 2025 and assumes reinvestment of dividends at prices obtained by MSC Income’s DRIP (as defined below) during the period. The return does not reflect any sales load that may be paid by an investor.
(5)For the nine months ended September 30, 2025, total return based on change in NAV was calculated using the sum of ending NAV plus dividends to stockholders and other non-operating changes during the period, divided by the beginning NAV. Non-operating changes include any items that affect NAV other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP, shares repurchased by the Fund and other miscellaneous items. For the nine months ended September 30, 2024, total return was calculated based on the change in NAV per share and stockholder distributions declared per share during the reporting period, divided by the NAV per share at the beginning of the period. In each of the nine months ended September 30, 2025 and 2024, the total return does not reflect the sales load from the sale of MSC Income’s common stock.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
(6)Ratios include internal administrative services expense waivers of $6.7 million for the nine months ended September 30, 2024. There were no internal administrative services expense waivers for the nine months ended September 30, 2025. Excluding these internal administrative services expense waivers, the expense and income ratios are as follows:

Nine Months Ended September 30,
2024

Ratio of total expenses, including tax expenses, to average NAV(1)(2)(3)	11.49%
Ratio of operating expenses to average NAV(2)(3)	10.49%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	5.73%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)	4.22%
Ratio of net investment income to average NAV(2)	5.44%
________________
See footnotes (1), (2), and (3) immediately prior to this table.
NOTE F — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
MSC Income currently pays regular quarterly dividends to its stockholders and periodically pays supplemental dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis.
The following table provides a summary of dividends accrued during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands, except per share amounts)
Regular quarterly dividends per share	$0.35	$0.36	$1.05	$1.09
Supplemental quarterly dividends per share	0.01	—	0.03	—
Total dividends per share	$0.36	$0.36	$1.08	$1.09

Total regular quarterly dividends	$16,544	$14,478	$49,444	$43,724
Total supplemental quarterly dividends	472	—	1,412	—
Total dividends	$17,016	$14,478	$50,856	$43,724
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
Listed below is a reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024

	(estimated, in thousands)
Net increase in net assets resulting from operations	$58,693	$36,089
Net unrealized (appreciation) depreciation	(35,886)	24,656
Income tax provision	2,176	6,150
Pre-tax book income not consolidated for tax purposes	(11,924)	(9,867)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	27,980	(9,989)
Estimated taxable income (1)	41,039	47,039
Taxable income earned in prior year and carried forward for distribution in current year	20,348	14,745
Taxable income earned prior to period end and carried forward for distribution next period	(27,547)	(32,538)
Dividend payable as of period end and paid in the following period	17,016	14,478
Total distributions accrued or paid to common stockholders	$50,856	$43,724
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The income tax provision for MSC Income is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes relating to net currently taxable activity relating to the portfolio investments held in the Taxable Subsidiaries and excise taxes on MSC Income’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income’s Consolidated Statements of Operations. MSC Income’s provision for income taxes was comprised of the following for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Net investment income taxes
Current tax expense (benefit):
Federal	$(38)	$761	$80	$940
State and other	108	396	449	810
Excise	(39)	491	240	570
Total current tax expense	31	1,648	769	2,320

Deferred tax expense (benefit):
Federal	474	(245)	1,716	500
State and other	(52)	(137)	8	(49)
Total deferred tax expense (benefit)	422	(382)	1,724	451

Total net investment income tax provision	$453	$1,266	$2,493	$2,771

Investment valuation related taxes
Current tax expense:
Federal	$—	$—	$—	$205
Total current tax expense	—	—	—	205

Deferred tax expense (benefit):
Federal	1,051	898	(362)	2,895
State and other	150	270	45	279
Total deferred tax expense (benefit)	1,201	1,168	(317)	3,174

Total investment valuation related income tax provision (benefit)	$1,201	$1,168	$(317)	$3,379

Total income tax provision	$1,654	$2,434	$2,176	$6,150
The net deferred tax liability as of September 30, 2025 was $0.8 million and the net deferred tax asset as of December 31, 2024 was $0.6 million, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. As of September 30, 2025, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward, which is not subject to expiration and will carryforward indefinitely until utilized. The Taxable Subsidiaries have net capital loss carryforwards from prior years which, if unused, will expire in various taxable years 2025 through 2029. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE G — SHARE REPURCHASES
Following the MSC Income Listing, the Fund entered into a share repurchase plan (the “10b5-1 Repurchase Plan”) to repurchase up to $65.0 million in the aggregate of shares of the Fund’s common stock in the open market for a twelve-month period beginning in March 2025, at times when the market price per share of the Fund’s common stock is trading below the most recently reported NAV per share of the Fund’s common stock by certain pre-determined levels (including any updates, corrections or adjustments publicly announced by the Fund to any previously announced NAV per share). The repurchases of shares of the Fund’s common stock pursuant to the 10b5-1 Repurchase Plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.
The following table summarizes the shares repurchased under the 10b5-1 Repurchase Plan during the three months ended September 30, 2025.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

	(in thousands, except share and per share amounts)
July 1 through July 31, 2025	—	$—	—	$64,854
August 1 through August 31, 2025	45,542	14.25	45,542	64,206
September 1 through September 30, 2025	135,227	13.98	135,227	62,318
___________________
(1)Includes broker commissions.
Main Street also entered into a share purchase plan (the “Main Street Share Purchase Plan”) to purchase up to $20.0 million in the aggregate of shares of the Fund’s common stock in the open market with terms and conditions substantially similar to the Fund’s 10b5-1 Repurchase Plan for shares of the Fund’s common stock, and daily purchases under the two plans, if any, are expected to be split pro rata (or as close thereto as reasonably possible) between the Fund and Main Street based on the respective plan sizes. On January 20, 2025, in connection with Main Street’s potential acquisition in excess of 3% of the Fund’s outstanding common stock as a result of any purchases of shares of the Fund’s common stock pursuant to the Main Street Share Purchase Plan or otherwise, the Fund entered into a Fund of Funds Investment Agreement with Main Street (the “Main Street Fund of Funds Agreement”). The Main Street Fund of Funds Agreement provides for the acquisition of shares of the Fund’s common stock by Main Street, and the Fund’s sale of such shares to Main Street, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act. See Note J.4 —Related Party Transactions — Other Related Party Transactions.
NOTE H — DIVIDEND REINVESTMENT PLAN
Prior to March 6, 2025, the Fund’s dividend reinvestment plan (the “Prior DRIP”) provided for the reinvestment of dividends on behalf of its stockholders. As a result, if the Fund declared a cash dividend, its stockholders who had “opted in” to the Prior DRIP would have had their cash dividend automatically reinvested into additional shares of the Fund’s common stock. The number of shares of common stock to be issued to a stockholder under the Prior DRIP was determined by dividing the total dollar amount of the distribution payable to such stockholder by a price per share of common stock determined by the Fund’s Board of Directors or a committee thereof, in its sole discretion, that was (i) not less than the NAV per share of common stock determined in good faith by the Board of Directors or a committee thereof, in its sole discretion, within 48 hours prior to the payment of the distribution and (ii) not more than 2.5% greater than the NAV per share as of such date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Effective as of March 6, 2025, the date of the Fund’s Board of Directors’ first declaration of a dividend or distribution on the Fund’s common stock following the MSC Income Listing, the Fund adopted an “opt out” dividend reinvestment plan (the “New DRIP” and, together with the Prior DRIP, the “DRIP”). The New DRIP provides for the reinvestment of dividends on behalf of the Fund’s registered stockholders who hold their shares with the Fund’s transfer agent and registrar, or certain brokerage firms that have elected to participate in the New DRIP, unless a stockholder has elected to receive dividends in cash. As a result, if the Fund declares a cash dividend, its registered stockholders (or stockholders holding shares through participating brokerage firms) who have not properly “opted out” of the New DRIP will have their cash dividend automatically reinvested into additional shares of the Fund’s common stock. For the avoidance of doubt, stockholders of the Fund prior to the MSC Income Listing who did not elect to “opt in” to the Prior DRIP in effect prior to the effective date of the “opt out” New DRIP were deemed to have made an election to “opt out” of the New DRIP as of the effective date of the “opt out” New DRIP and to continue to receive cash in connection with any cash dividend declared by the Fund. The share requirements of the New DRIP may be satisfied through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of the Fund’s common stock reported on the NYSE on the trading day immediately preceding the dividend payment date for each dividend. Shares purchased in the open market to satisfy the New DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. The DRIP is administered by the Fund’s transfer agent.
Summarized DRIP information for the nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,
	2025	2024

	(dollars in thousands)
DRIP participation	$13,771	$13,578
Shares issued for DRIP	893,443	853,383
NOTE I — COMMITMENTS AND CONTINGENCIES
As of September 30, 2025, MSC Income had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

HPEP 3, L.P.	$1,308
423 AER II, LP	211
Brightwood Capital Fund III, LP	2

Total Equity Commitments (1)	$1,521

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Core Transformers	$15,000
Mission Critical Group	10,890
AGS American Glass Services Acquisition, LLC	6,982
Airo Purchaser, Inc.	6,393
GradeEight Corp.	4,706
South Coast Terminals Holdings, LLC	3,865
Insight Borrower Corporation	2,778
Winter Services LLC	2,556
Electro Technical Industries, LLC	2,238
ZRG Partners, LLC	2,232

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Rug Doctor, LLC.	2,115
JDC Power Services, LLC	2,105
Bluestem Brands, Inc.	1,912
BP Loenbro Holdings Inc.	1,755
SI East, LLC	1,750
Richardson Sales Solutions	1,689
IG Parent Corporation	1,667
Creative Foam Corporation	1,563
CQ Fluency, LLC	1,500
American Health Staffing Group, Inc.	1,250
KMS, LLC	1,250
TEC Services, LLC	1,167
ArborWorks, LLC	971
RA Outdoors LLC	886
B-O-F Corporation	840
Titan Meter Midco Corp.	830
Cody Pools, Inc.	786
Gamber-Johnson Holdings, LLC	738
ITA Holdings Group, LLC	738
Centre Technologies Holdings, LLC	600
IG Investor, LLC	600
Garyline, LLC	596
Mini Melts of America, LLC	579
Victory Energy Operations, LLC	554
Bond Brand Loyalty ULC	540
Obra Capital, Inc.	521
Invincible Boat Company, LLC.	519
Coregistics Buyer LLC	513
AVEX Aviation Holdings, LLC	512
Microbe Formulas, LLC	434
BDB Holdings, LLC	418
Burning Glass Intermediate Holding Company, Inc.	413
Trantech Radiator Topco, LLC	400
Chamberlin Holding LLC	400
Colonial Electric Company LLC	400
Pinnacle TopCo, LLC	400
The Affiliati Network, LLC	360
Escalent, Inc.	349
Hornblower Sub, LLC	348
Career Team Holdings, LLC	300
Clad-Rex Steel, LLC	300
Roof Opco, LLC	292
Batjer TopCo, LLC	230
Metalforming Holdings, LLC	205
CenterPeak Holdings, LLC	200

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Mystic Logistics Holdings, LLC	200
Orttech Holdings, LLC	200
Implus Footcare, LLC	179
PTL US Bidco, Inc	177
ATS Operating, LLC	100
GRT Rubber Technologies LLC	100
Wash & Wax Systems LLC	65
Channel Partners Intermediateco, LLC	57
HDC/HW Intermediate Holdings	13
AAC Holdings, Inc.	5

Total Loan Commitments	$95,231

Total Commitments	$96,752
____________________
(1)This table excludes a commitment related to one additional Other Portfolio investment for which the investment period has expired and the remaining commitment may only be drawn to pay fund expenses or for follow-on investments in existing portfolio companies. The Fund does not expect any material future capital to be called on its commitment to this investment to pay fund expenses, and based on representations from the fund manager, the Fund does not expect any further capital will be called on its commitment for follow-on investments. As a result, the Fund has excluded this commitment from this table.
MSC Income will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of September 30, 2025.
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
NOTE J — RELATED PARTY TRANSACTIONS
1.Advisory Agreements and Conditional Expense Reimbursement Waivers
On October 30, 2020, MSC Income entered into the Prior Investment Advisory Agreement with the Adviser. On January 29, 2025, in connection with the MSC Income Listing, MSC Income entered into the Advisory Agreement with the Adviser. The Advisory Agreement was approved by the affirmative vote of the holders of a majority of MSC Income’s outstanding voting securities, as defined in the 1940 Act, at the 2024 Special Meeting, and the Advisory Agreement became effective upon the MSC Income Listing. The Advisory Agreement is effective for an initial two-year term commencing upon the date of the MSC Income Listing on January 29, 2025.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
For this purpose, Pre-Incentive Fee Net Investment Income meant interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that MSC Income receives from portfolio companies) accrued during the calendar quarter, minus MSC Income’s operating expenses for the quarter (including the management fee, expenses payable under any proposed administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding taxes and the incentive fee). Pre-Incentive Fee Net Investment Income included, in the case of investments with a deferred interest feature (such as original issue discount debt instruments and PIK interest and zero coupon securities), accrued income that MSC Income had not yet received in cash. Pre-Incentive Fee Net Investment Income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital meant cumulative gross proceeds generated from sales of MSC Income’s common stock (including proceeds from MSC Income’s DRIP) reduced for non-liquidating distributions, other than distributions of profits, paid to MSC Income’s stockholders and amounts paid for share repurchases pursuant to MSC Income’s share repurchase program. The subordinated incentive fee on income was expensed in the quarter in which it was incurred.
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
Advisory Agreement (post-MSC Income Listing)
Effective on the date of the MSC Income Listing and pursuant to the Advisory Agreement, MSC Income pays the Adviser a base management fee and incentive fees as compensation for investment management services under the Advisory Agreement. The base management fee is calculated at an annual rate of 1.5% of the Fund’s average total assets (including cash and cash equivalents), payable quarterly in arrears, and is calculated based on the average value of the Fund’s total assets (including cash and cash equivalents) at the end of the two most recently completed calendar quarters. The determination of total assets reflects changes in the fair value of portfolio investments reflecting both unrealized appreciation and unrealized depreciation. All or any part of base management fee not taken as to any quarter is deferred without interest and is taken in such other quarter as the Adviser shall determine, unless the Adviser expressly and in writing delivered to the Fund permanently waives receipt of such base management fee, in which event the Fund shall forever be relieved of the obligation to pay such base management fee for such quarter. The base management fee for any partial quarter is appropriately pro-rated.
Under the Advisory Agreement, the base management fee will be reduced to an annual rate of (i) 1.25% of the average value of the Fund’s total assets (including cash and cash equivalents) commencing with the first full calendar quarter following the date on which the aggregate fair value of the Fund’s investments in its LMM portfolio companies falls below 20% of the Fund’s total investment portfolio at fair value and (ii) 1.00% of the average value of the Fund’s total assets (including cash and cash equivalents) commencing with the first full calendar quarter following the date on which the aggregate fair value of the Fund’s investments in its LMM portfolio companies falls below 7.5% of the Fund’s total Investment Portfolio at fair value.
The incentive fee under Advisory Agreement consists of two parts: (1) a subordinated incentive fee on income and (2) an incentive fee on capital gains. The incentive fee under the Advisory Agreement for any partial quarter is appropriately pro-rated.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The first part of the incentive fee under the Advisory Agreement, referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on the Fund’s pre-incentive fee net investment income for the immediately preceding quarter. The payment of the subordinated incentive fee on income is subject to pre-incentive fee net investment income for the previous quarter, expressed as a quarterly rate of return on net assets of the Fund at the beginning of the most recently completed calendar quarter, exceeding 1.5% (6.0% annualized), subject to a “catch up” feature (as described below). For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Fund receives from portfolio companies) accrued during the calendar quarter, minus the Fund’s operating expenses for the quarter (including the base management fee, administrative services expenses, the expenses payable under any other administration or similar agreement and any interest expense and dividends paid on any issued and outstanding preferred stock and any income tax expense on the Fund’s net investment income and any excise tax, but excluding any income tax expense or benefit on the Fund’s realized capital gains, realized capital losses or unrealized capital appreciation or depreciation and the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Fund has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation, or any income tax expense or benefit related to such items. The calculation of the subordinated incentive fee on income for each quarter is as follows:
1.No subordinated incentive fee on income is payable to the Adviser in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the hurdle rate of 1.5% (or 6.0% annualized);
2. 50% of the Fund’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.307692% in any calendar quarter (9.230769% annualized) is payable to the Adviser. This portion of the subordinated incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 17.5% on all of the Fund’s pre-incentive fee net investment income as if the hurdle rate did not apply when the pre-incentive fee net investment income exceeds 2.307692% (9.230769% annualized) in any calendar quarter; and
3.For any quarter in which the Fund’s pre-incentive fee net investment income exceeds 2.307692% (9.230769% annualized), the subordinated incentive fee on income equals 17.5% of the amount of the Fund’s pre-incentive fee net investment income, as the hurdle rate and catch-up have been achieved.
The second part of the incentive fee under the Advisory Agreement, referred to as the incentive fee on capital gains, is an incentive fee on realized capital gains earned on liquidated investments from the Fund’s Investment Portfolio, net of any income tax expense associated with such realized capital gains, and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals (a) 17.5% of the Fund’s incentive fee capital gains, which equals the Fund’s realized capital gains (net of any related income tax expense) on a cumulative basis from the date of the MSC Income Listing, calculated as of the end of each calendar year thereafter (or upon termination of the Advisory Agreement), computed net of (1) all realized capital losses on a cumulative basis (net of any related income tax benefit) from the date of the MSC Income Listing, and (2) unrealized capital depreciation (net of any related income tax benefit) on a cumulative basis from the date of the MSC Income Listing, less (b) the aggregate amount of any previously paid capital gain incentive fees from the date of the MSC Income Listing. For purposes of calculating each component of the Fund’s incentive fee capital gains under the Advisory Agreement, (1) the cost basis for any investment held by the Fund as of the date of the MSC Income Listing is deemed to be the fair value for such investment as of the most recent quarter end immediately prior to the date of the MSC Income Listing and, with respect to any investment acquired by the Fund subsequent to the date of the MSC Income Listing, the cost basis equals the cost basis of such investment as reflected in the Fund’s financial statements and (2) the income tax expense or benefit associated with all investments is measured from the most recent quarter end immediately prior to the date of the MSC Income Listing through the date of any such calculation.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The following table provides a summary of MSC Income’s incurred base management fees, subordinated incentive fees on income and capital gains incentive fees for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Base management fees	$4,860	$5,338	$14,739	$15,545
Subordinated incentive fees on income (1)	3,321	2,136	8,775	9,364
Capital gains incentive fees	—	—	—	—
____________________
(1)During the three months ended September 30, 2025, the Adviser irrevocably waived $0.2 million of the subordinated incentive fees on income, and such amount is not subject to future payment. The subordinated incentive fees on income incurred before the waiver by the Adviser was $3.5 million and $8.9 million for the three and nine months ended September 30, 2025, respectively.
Under the Advisory Agreement, the waivers under the Prior Investment Advisory Agreement of Internal Administrative Services expenses, except for the cost of the services previously provided by the former sub-administrator, were memorialized as a quarterly cap on the Fund’s obligation to reimburse the Adviser for “Internal Administrative Expenses.” MSC Income is not required to reimburse the Adviser for Internal Administrative Expenses in an amount that exceeds on a quarterly basis the product obtained by multiplying (x) the value of MSC Income’s total assets at the end of each calendar quarter by (y) the applicable “Annual Basis Point Rate” set forth in the below table:

Total Assets	Annual Basis Point Rate
$0 - $500 million	6.000
Over $500 million - $1.25 billion	5.125
Greater than $1.25 billion	4.500
The following table provides a summary of MSC Income’s incurred Internal Administrative Expenses (before and after waivers) for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Internal Administrative Expenses before waivers	$173	$2,368	$519	$7,155
Internal Administrative Expenses waived (1)	—	(2,206)	—	(6,678)
____________________
(1)Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
2.Indemnification
The Prior Investment Advisory Agreement and the Advisory Agreement provide that the Adviser, any sub-adviser and their respective officers, directors, managers, partners, shareholders, members (and their shareholders or members, including the owners of their shareholders or members), agents, employees, controlling persons and any other person or entity affiliated with or acting on behalf of the Adviser or any sub-adviser, as applicable (each an “Indemnified Party” and, collectively, the “Indemnified Parties”) will not be liable to MSC Income for any action taken or omitted to be taken by the Adviser or any sub-adviser in connection with the performance of any of their duties or obligations as an investment adviser of the Fund (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services), and that MSC Income will indemnify, defend and protect Indemnified Parties and hold them harmless from and against all losses, damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in connection with the performance of their duties as an investment adviser of the Fund, to the extent such losses, damages, liabilities, costs and expenses are not fully reimbursed by insurance, and to the extent that such indemnification would not be inconsistent with the Maryland General Corporation Law, the 1940 Act, the Fund’s charter and other applicable law if, among other things, (i) the Indemnified Party has determined, in good faith, that the course of conduct which caused the loss or liability was in the best interests of the Fund, (ii) the Indemnified Party was acting on behalf of or performing services for the Fund, (iii) such liability or loss was not the result of negligence, willful misfeasance, bad faith, or misconduct by the Indemnified Party and (iv) such indemnification or agreement to hold harmless is recoverable only out of the Fund’s net assets and not from stockholders.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
4.Other Related Party Transactions
The following table summarizes Main Street’s purchases of shares of MSC Income’s common stock during the three months ended September 30, 2025, pursuant to the Main Street Share Purchase Plan.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

	(in thousands, except shares and per share amounts)
July 1 through July 31, 2025	—	$—	—	$19,955
August 1 through August 31, 2025	14,010	14.25	14,010	19,756
September 1 through September 30, 2025	41,611	13.98	41,611	19,175
___________________
(1)Includes broker commissions.
As of September 30, 2025, Main Street owned 1,433,573 shares of MSC Income’s common stock. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
NOTE K — SUBSEQUENT EVENTS
The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In November 2025, MSC Income declared a regular quarterly dividend of $0.35 per share and a supplemental quarterly dividend of $0.01 per share, both payable on January 30, 2026 to stockholders of record as of December 31, 2025.
Since September 30, 2025 through November 13, 2025, the Fund repurchased 357,304 shares at an average price of $12.69 (including broker commissions), as part of the Fund’s 10b5-1 Repurchase Plan.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates
September 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2025 Fair Value (13)
Control Investments
BDB Holdings, LLC					Preferred Equity	(7)	$—	$(1,910)	$—	$12,610	$—	$1,911	$10,699
	12.00%				Secured Debt (12)	(7)	—	—	24	—	782	—	782
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	530	—	15	515
GRT Rubber Technologies LLC	10.41%	SF+	6.00%		Secured Debt (12)	(8)	—	(4)	127	1,550	4	4	1,550
	12.41%	SF+	8.00%		Secured Debt	(8)	—	(37)	1,922	19,944	37	37	19,944
					Member Units	(8)	—	460	2,108	22,600	460	—	23,060
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	5,295	(4,829)	—	8,740	3,875	10,890	1,725
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	68	900	—	—	900
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	10	(694)	—	3,004	9	1,435	1,578
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control investments							$5,305	$(7,014)	$4,249	$69,878	$5,167	$14,292	$60,753
Affiliate Investments
American Nuts, LLC					Preferred Equity	(9)	$—	$(806)	$—	$—	$2,556	$806	$1,750
	12.94%	SF+	8.50%	12.94%	Secured Debt	(9)	—	—	144	—	2,252	—	2,252
	12.94%	SF+	8.50%	12.94%	Secured Debt	(9)	—	—	144	—	2,252	—	2,252
Analytical Systems Keco Holdings, LLC					Secured Debt	(8)	—	—	—	—	—	—	—
	14.50%				Secured Debt	(8)	—	—	127	1,012	2	37	977
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	60	—	1,330	60	—	1,390
					Warrants	(8)	—	—	—	—	—	—	—
Barfly Ventures, LLC					Member Units	(5)	—	317	368	1,953	317	—	2,270
Batjer TopCo, LLC					Secured Debt (12)	(8)	—	—	1	50	—	50	—
					Secured Debt (12)	(8)	—	—	2	30	—	30	—
	10.00%				Secured Debt	(8)	—	—	95	1,165	4	70	1,099
					Preferred Stock	(8)	—	400	65	570	400	—	970
Brewer Crane Holdings, LLC	14.41%	SF+	10.00%		Secured Debt	(9)	—	—	137	1,254	—	—	1,254
					Preferred Member Units	(9)	—	(320)	23	1,170	—	320	850
					Preferred Member Units	(9)	—	—	3	—	81	—	81
Centre Technologies Holdings, LLC		SF+	8.00%		Secured Debt (12)	(8)	—	—	2	—	—	—	—
	12.41%	SF+	8.00%		Secured Debt	(8)	—	(8)	659	6,384	8	276	6,116
					Preferred Member Units	(8)	—	2,200	23	3,110	2,200	—	5,310
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(17)	18	—	17	17	—
	12.49%	SF+	8.00%		Secured Debt	(8)	—	3	419	3,905	1,200	—	5,105

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2025 Fair Value (13)
					Member Units	(8)	—	(10)	1,471	8,280	—	10	8,270
					Member Units	(8)	—	55	17	888	55	—	943
Charps, LLC					Preferred Member Units	(5)	—	(80)	134	3,900	—	80	3,820
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	—	—	—	—	—
					Secured Debt	(5)	—	(9)	98	1,690	—	1,690	—
	10.00%				Secured Debt	(5)	—	24	45	—	2,450	40	2,410
	10.00%				Secured Debt	(5)	—	—	18	243	—	8	235
					Member Units	(5)	—	780	289	2,750	780	—	3,530
					Member Units	(5)	—	80	—	236	81	—	317
Cody Pools, Inc.					Secured Debt (12)	(8)	—	5	37	—	157	157	—
	12.50%				Secured Debt	(8)	—	6	604	6,598	629	500	6,727
					Preferred Member Units	(8)	—	(330)	428	16,950	—	330	16,620
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	12.00%				Secured Debt	(6)	—	(18)	293	3,578	18	1,401	2,195
					Preferred Member Units	(6)	—	220	818	3,390	220	—	3,610
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	3	(16)	3	—	(13)
	13.50%				Secured Debt	(5)	—	23	459	4,201	43	—	4,244
					Preferred Equity	(5)	—	(60)	45	1,860	—	60	1,800
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	6	55	85	65	75
	10.00%				Secured Debt	(8)	—	(250)	82	878	15	272	621
					Preferred Member Units	(8)	—	(70)	—	30	40	70	—
Digital Products Holdings LLC	14.31%	SF+	10.00%		Secured Debt	(5)	—	—	337	3,105	8	164	2,949
					Preferred Member Units	(5)	—	—	38	2,459	—	—	2,459
Direct Marketing Solutions, Inc.	14.00%				Secured Debt	(9)	—	(1)	7	—	181	1	180
	14.00%				Secured Debt	(9)	—	(9)	492	4,668	9	176	4,501
					Preferred Stock	(9)	—	290	—	4,480	290	—	4,770
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	2	13	138	2	—	140
	12.00%				Secured Debt	(7)	—	28	384	4,161	39	600	3,600
					Preferred Equity	(7)	—	620	—	1,486	620	—	2,106
	15.00%			15.00%	Preferred Equity	(7)	—	320	94	810	414	—	1,224
Flame King Holdings, LLC					Preferred Equity	(9)	—	3,050	1,968	8,980	3,050	—	12,030
	12.00%				Secured Debt	(9)	—	308	533	—	16,500	—	16,500
					Secured Debt	(9)	—	—	3	—	—	—	—
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(82)	—	1,263	—	1,070	193
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	1	—	—	—	—
	11.50%	SF+	7.50%		Secured Debt (12)	(5)	—	(31)	1,617	18,282	31	631	17,682
					Member Units	(5)	—	480	1,286	28,690	480	—	29,170
GFG Group, LLC					Secured Debt	(5)	—	(16)	57	2,046	—	2,046	—
					Secured Debt	(5)	—	—	46	—	—	—	—
	8.00%				Secured Debt	(5)	—	14	74	—	3,513	—	3,513
					Preferred Member Units	(5)	—	100	182	2,640	100	—	2,740
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt	(8)	—	—	—	—	—	—	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2025 Fair Value (13)
					Secured Debt	(8)	(58)	202	—	378	156	534	—
					Preferred Equity	(8)	(1,400)	1,400	—	—	1,400	1,400	—
					Member Units	(8)	(920)	920	—	—	920	920	—
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	194	—	4,472	194	534	4,132
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	16	46	379	21	—	400
	13.00%				Secured Debt	(6)	—	143	905	8,693	183	110	8,766
					Common Equity	(6)	—	1,130	—	4,060	1,130	—	5,190
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(500)	—	7,290	—	500	6,790
Integral Energy Services	12.05%	SF+	7.50%		Secured Debt	(8)	—	(114)	1,436	14,872	48	864	14,056
	10.00%			10.00%	Preferred Equity	(8)	—	60	23	535	83	—	618
					Common Stock	(8)	—	170	—	640	170	—	810
	10.00%			10.00%	Preferred Equity	(8)	—	97	—	—	230	—	230
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	315	3,741	4	400	3,345
	9.00%				Secured Debt	(5)	—	—	67	982	—	9	973
					Preferred Equity	(5)	—	920	—	3,060	920	—	3,980
					Member Units	(5)	—	13	19	678	13	1	690
KMS, LLC		SF+	9.75%		Secured Debt	(5)	—	409	—	829	—	829	—
		SF+	9.75%		Secured Debt	(5)	1	3,202	—	5,973	—	5,973	—
		SF+	9.75%		Secured Debt	(5)	—	—	9	562	—	562	—
		SF+	9.75%		Secured Debt	(5)	—	—	9	550	—	550	—
		SF+	9.75%		Secured Debt	(5)	—	—	4	—	—	—	—
	12.50%			12.50%	Secured Debt (12)	(5)	—	—	132	—	1,432	—	1,432
	12.50%			12.50%	Secured Debt	(5)	—	—	115	—	1,504	244	1,260
					Preferred Equity	(5)	—	308	—	—	6,421	1	6,420
Mills Fleet Farm Group, LLC					Preferred Equity	(5)	—	(1,925)	665	11,166	669	1,925	9,910
	9.78%	SF+	5.50%	9.78%	Secured Debt	(5)	—	—	150	—	2,285	—	2,285
	9.70%	SF+	5.50%	9.70%	Secured Debt	(5)	—	—	17	—	1,349	—	1,349
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	(1)	110	1,436	1	1	1,436
					Common Stock	(6)	—	110	716	6,590	110	—	6,700
Nello Industries Investco, LLC		SF+	6.50%		Secured Debt	(5)	—	—	12	(12)	12	—	—
	12.50%				Secured Debt	(5)	—	—	722	6,619	631	—	7,250
					Preferred Stock	(5)	58	1,410	438	3,890	1,469	289	5,070
NexRev LLC					Secured Debt	(8)	—	—	—	—	—	—	—
					Secured Debt	(8)	—	(3)	38	2,453	3	2,456	—
					Preferred Member Units	(8)	—	90	113	2,970	90	—	3,060
NuStep, LLC	10.91%	SF+	6.50%		Secured Debt	(5)	—	—	70	900	—	350	550
	12.00%				Secured Debt	(5)	—	—	420	4,610	—	—	4,610
					Preferred Member Units	(5)	—	160	—	2,890	160	—	3,050
					Preferred Member Units	(5)	—	—	—	1,500	—	—	1,500
Oneliance, LLC					Preferred Stock	(7)	—	170	14	640	170	—	810
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	(1)	1	—	1	1	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2025 Fair Value (13)
	15.41%	SF+	11.00%		Secured Debt	(5)	—	(18)	643	5,490	18	318	5,190
					Preferred Stock	(5)	—	—	45	3,360	—	—	3,360
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	(1)	3	—	1	1	—
	13.00%				Secured Debt	(8)	—	(29)	725	7,160	29	229	6,960
					Preferred Equity	(8)	—	330	348	4,590	330	—	4,920
RA Outdoors LLC	11.25%	SF+	6.75%	11.25%	Secured Debt	(8)	—	(143)	114	1,215	77	181	1,111
	11.25%	SF+	6.75%	11.25%	Secured Debt	(8)	—	(1,500)	1,199	12,710	814	1,905	11,619
		SF+	6.75%		Secured Debt	(8)	—	—	—	—	—	—	—
					Common Equity	(8)	—	—	—	—	—	—	—
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	3	(7)	—	5	(12)
	12.50%			10.00%	Secured Debt	(9)	—	17	—	1,617	—	45	1,572
					Preferred Equity	(9)	—	—	—	—	—	—	—
SI East, LLC	11.85%				Secured Debt (12)	(7)	—	(1)	73	750	1	1	750
	12.78%				Secured Debt	(7)	—	12	2,193	22,554	—	209	22,345
					Preferred Member Units	(7)	—	210	104	4,550	210	—	4,760
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(331)	—	1,826	—	331	1,495
					Preferred Equity	(6)	—	—	—	—	—	—	—
	8.50%			8.50%	Secured Debt	(6)	—	620	14	227	634	—	861
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	56	—	412	—	185	227
	12.00%			12.00%	Secured Debt	(9)	—	(260)	—	901	—	260	641
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	—	—	—	—	—	—
	13.50%				Secured Debt	(7)	—	—	208	1,962	5	—	1,967
					Common Stock	(7)	—	1,200	22	2,140	1,200	—	3,340
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	—	235	2,145	10	—	2,155
	9.00%			9.00%	Preferred Equity	(5)	—	—	74	1,080	74	—	1,154
Victory Energy Operations, LLC					Secured Debt (12)	(8)	—	—	10	(5)	273	277	(9)
	13.00%				Secured Debt	(8)	—	—	799	7,529	34	—	7,563
					Preferred Equity	(8)	—	61	69	3,644	61	35	3,670
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	3	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	577	6,366	31	320	6,077
					Preferred Equity	(5)	—	—	25	3,060	—	—	3,060

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2025 Fair Value (13)
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	(3,611)	(44)	(7,914)	—	—	—
Total Affiliate investments							$(2,319)	$12,460	$28,220	$351,360	$66,743	$33,732	$392,285
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2025 for Affiliate investments located in this region was $151,989. This represented 20.7% of net assets as of September 30, 2025.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of September 30, 2025 for Affiliate investments located in this region was $37,443. This represented 5.1% of net assets as of September 30, 2025.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2025 for Control investments located in this region was $11,481. This represented 1.6% of net assets as of September 30, 2025. The fair value as of September 30, 2025 for Affiliate investments located in this region was $41,042. This represented 5.6% of net assets as of September 30, 2025.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2025 for Control investments located in this region was $48,757. This represented 6.6% of net assets as of September 30, 2025. The fair value as of September 30, 2025 for Affiliate investments located in this region was $112,963. This represented 15.4% of net assets as of September 30, 2025.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2025
(dollars in thousands)
(Unaudited)

(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2025 for Control investments located in this region was $515. This represented 0.1% of net assets as of September 30, 2025. The fair value as of September 30, 2025 for Affiliate investments located in this region was $48,848. This represented 6.7% of net assets as of September 30, 2025.
(10)All of the Fund’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
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
(12)Investment has an unfunded commitment as of September 30, 2025 (see Note I — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                                              Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates
September 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
Control Investments
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	$—	$—	$—	$568	$—	$38	$530
GRT Rubber Technologies LLC	11.35%	SF+	6.00%		Secured Debt (12)	(8)	—	4	123	1,182	368	—	1,550
	13.35%	SF+	8.00%		Secured Debt	(8)	—	(37)	2,080	19,944	37	37	19,944
					Member Units	(8)	—	—	93	21,890	—	—	21,890
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	57	2,769	278	6,050	2,826	57	8,819
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	69	900	—	—	900
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	1,895	—	3,110	1,895	1,805	3,200
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control investments							$57	$4,631	$2,643	$53,644	$5,126	$1,937	$56,833
Affiliate Investments
Analytical Systems Keco Holdings, LLC					Secured Debt (12)	(8)	—	—	4	54	—	54	—
	13.75%				Secured Debt	(8)	—	—	138	1,020	79	75	1,024
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	220	—	1,210	220	—	1,430
					Warrants	(8)	—	—	—	—	—	—	—
Barfly Ventures, LLC					Member Units	(5)	—	407	—	1,380	407	—	1,787
Batjer TopCo, LLC	10.00%				Secured Debt (12)	(8)	—	(1)	3	—	50	1	49
	10.00%				Secured Debt (12)	(8)	—	—	2	30	—	—	30
	10.00%				Secured Debt	(8)	—	(15)	93	1,175	4	15	1,164
					Preferred Stock	(8)	—	(110)	71	680	—	110	570
Brewer Crane Holdings, LLC	15.35%	SF+	10.00%		Secured Debt	(9)	—	—	158	1,374	4	93	1,285
					Preferred Member Units	(9)	—	(40)	23	1,400	—	40	1,360
Centre Technologies Holdings, LLC		SF+	10.00%		Secured Debt (12)	(8)	—	—	2	—	—	—	—
	15.35%	SF+	10.00%		Secured Debt	(8)	—	54	550	—	5,494	378	5,116
					Secured Debt	(8)	—	(29)	84	4,394	—	4,394	—
					Preferred Member Units	(8)	—	230	23	2,760	230	—	2,990
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(17)	18	—	17	17	—
	13.36%	SF+	8.00%		Secured Debt	(8)	—	(1)	401	3,905	1	1	3,905
					Member Units	(8)	—	300	969	7,330	300	—	7,630
					Member Units	(8)	—	90	17	715	90	—	805
Charps, LLC					Preferred Member Units	(5)	—	(20)	121	3,920	—	20	3,900
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(5)	—	37	176	2,103	30	350	1,783
	10.00%				Secured Debt	(5)	—	—	19	251	—	7	244
					Member Units	(5)	—	910	146	1,300	910	—	2,210
					Member Units	(5)	—	(45)	—	282	—	45	237
Cody Pools, Inc.					Secured Debt (12)	(8)	—	1	6	—	236	236	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
	12.50%				Secured Debt	(8)	—	(6)	660	7,111	5	404	6,712
					Preferred Member Units	(8)	—	(630)	392	18,120	—	630	17,490
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	12.00%				Secured Debt	(6)	—	73	469	5,407	105	1,456	4,056
					Preferred Member Units	(6)	—	(360)	360	600	—	600	—
					Preferred Member Units	(6)	—	1,360	560	1,920	1,360	—	3,280
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	18	—	583	600	(17)
	13.50%				Secured Debt	(5)	—	—	461	4,175	19	—	4,194
					Preferred Equity	(5)	—	117	45	1,863	117	—	1,980
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	3	49	50	60	39
	10.00%				Secured Debt	(8)	—	7	86	844	24	23	845
					Preferred Member Units	(8)	—	30	—	10	30	—	40
Digital Products Holdings LLC	15.25%	SF+	10.00%		Secured Debt	(5)	—	—	410	3,673	12	482	3,203
					Preferred Member Units	(5)	—	—	38	2,459	—	—	2,459
Direct Marketing Solutions, Inc.					Secured Debt	(9)	—	(1)	10	217	301	518	—
	14.00%				Secured Debt	(9)	—	(11)	529	5,002	11	262	4,751
					Preferred Stock	(9)	—	(360)	—	5,180	—	360	4,820
Flame King Holdings, LLC					Preferred Equity	(9)	—	1,970	808	6,970	1,970	—	8,940
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	193	38	3,705	193	2,005	1,893
Gamber-Johnson Holdings, LLC		SF+	7.00%		Secured Debt (12)	(5)	—	—	1	—	—	—	—
	10.00%	SF+	7.00%		Secured Debt	(5)	—	(50)	1,036	13,520	50	1,450	12,120
					Member Units	(5)	—	2,660	1,352	24,180	2,660	—	26,840
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(14)	153	2,336	14	304	2,046
					Preferred Member Units	(5)	—	(230)	323	2,870	—	230	2,640
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%			12.50%	Secured Debt	(8)	—	(220)	19	571	—	220	351
					Preferred Equity	(8)	—	(620)	—	620	—	620	—
					Member Units	(8)	—	—	—	—	—	—	—
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	247	—	4,225	247	—	4,472
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	—	17	(27)	405	—	378
	13.00%				Secured Debt	(6)	—	—	948	9,069	48	330	8,787
					Common Equity	(6)	—	120	—	3,600	120	—	3,720
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	970	—	6,320	970	—	7,290
Integral Energy Services	13.09%	SF+	7.50%		Secured Debt	(8)	—	273	1,633	16,232	342	1,835	14,739
	10.00%			10.00%	Preferred Equity	(8)	—	153	24	350	177	—	527
					Common Stock	(8)	—	450	38	190	450	—	640
Kickhaefer Manufacturing Company, LLC	12.00%				Secured Debt	(5)	—	—	429	4,933	6	800	4,139
	9.00%				Secured Debt	(5)	—	—	66	951	41	8	984
					Preferred Equity	(5)	—	640	—	2,420	640	—	3,060
					Member Units	(5)	—	(60)	24	683	—	60	623
MH Corbin Holding LLC	14.00%				Secured Debt	(5)	—	(871)	139	1,256	—	911	345
					Preferred Member Units	(5)	—	(80)	—	80	—	80	—
					Preferred Member Units	(5)	—	—	—	—	—	—	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	4	110	1,436	—	—	1,436
					Common Stock	(6)	—	(68)	735	6,598	—	68	6,530
Nello Industries Investco, LLC	11.75%	SF+	6.50%		Secured Debt	(5)	—	—	126	—	4,188	600	3,588
	13.50%				Secured Debt	(5)	—	—	293	—	6,609	—	6,609
					Common Equity	(5)	—	—	55	—	3,030	—	3,030
NexRev LLC	10.00%				Secured Debt (12)	(8)	—	—	25	—	790	300	490
	10.00%				Secured Debt	(8)	—	6	198	2,435	18	—	2,453
					Preferred Member Units	(8)	—	870	161	1,590	870	—	2,460
NuStep, LLC	11.85%	SF+	6.50%		Secured Debt	(5)	—	—	83	899	1	—	900
	12.00%				Secured Debt	(5)	—	—	424	4,606	3	—	4,609
					Preferred Member Units	(5)	—	92	—	2,310	350	—	2,660
					Preferred Member Units	(5)	—	20	—	1,290	150	—	1,440
Oneliance, LLC		SF+	10.00%		Secured Debt	(7)	—	7	142	1,339	21	1,360	—
					Preferred Stock	(7)	—	268	—	282	268	—	550
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	(1)	1	—	1	1	—
	16.35%	SF+	11.00%		Secured Debt	(5)	—	(17)	705	5,510	17	37	5,490
					Preferred Stock	(5)	—	(590)	97	4,260	—	590	3,670
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	8	4	105	10	115	—
	13.00%				Secured Debt	(8)	—	152	783	7,472	188	400	7,260
					Preferred Equity	(8)	—	1,205	430	3,135	1,205	—	4,340
RA Outdoors LLC	11.59%	SF+	6.75%	11.59%	Secured Debt	(8)	—	(70)	27	745	481	36	1,190
	11.59%	SF+	6.75%	11.59%	Secured Debt	(8)	—	(737)	284	12,089	448	96	12,441
					Common Equity	(8)	—	—	—	—	—	—	—
Robbins Bros. Jewelry, Inc.				10.00%	Secured Debt	(9)	—	—	1	(6)	1	—	(5)
	12.50%			10.00%	Secured Debt	(9)	—	(1,662)	123	3,421	5	1,713	1,713
					Preferred Equity	(9)	—	—	—	—	—	—	—
SI East, LLC	11.75%				Secured Debt (12)	(7)	—	—	64	375	750	375	750
					Secured Debt	(7)	—	(161)	947	18,179	—	18,179	—
	12.63%				Secured Debt	(7)	—	22	1,213	—	22,554	—	22,554
					Preferred Member Units	(7)	—	(1,000)	665	6,390	—	1,000	5,390
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(1,717)	—	3,543	—	1,717	1,826
					Preferred Equity	(6)	—	—	—	—	—	—	—
	8.50%			8.50%	Secured Debt	(6)	—	—	1	—	223	—	223
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	—	14	432	—	—	432
	12.00%			12.00%	Secured Debt	(9)	—	(2,401)	115	3,565	—	2,401	1,164
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	—	1	—	—	—	—
	13.50%				Secured Debt	(7)	—	15	204	1,980	—	—	1,980
					Common Stock	(7)	—	(800)	22	3,180	—	800	2,380
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	3	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	638	6,926	36	290	6,672

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2024
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2023 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2024 Fair Value (13)
					Preferred Equity	(5)	—	—	80	3,060	—	—	3,060
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	(12,834)	—	—	—
Total Affiliate investments							$—	$1,166	$22,891	$291,279	$61,239	$50,162	$315,190
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
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of September 30, 2024 for Affiliate investments located in this region was $37,526. This represented 6.1% of net assets as of September 30, 2024.
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
(10)All of the Fund’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.
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
On December 16, 2024, in advance of the MSC Income Listing, the Fund effectuated a two-for-one reverse stock split of its outstanding common stock pursuant to approval from the Board of Directors (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every two shares of MSC Income’s issued and outstanding common stock were converted into one share of issued and outstanding common stock, without any change in the par value per share or the number of authorized shares of its common stock. Unless otherwise indicated, all figures in this Quarterly Report on Form 10-Q reflect the implementation of the Reverse Stock Split.
On January 29, 2025, MSC Income’s shares of common stock were listed on the NYSE under the ticker symbol “MSIF” (the “MSC Income Listing”).
On January 29, 2025, in connection with the MSC Income Listing, MSC Income entered into an Amended and Restated Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”) with the Adviser. The Advisory Agreement was approved by the affirmative vote of the holders of a majority of MSC Income’s outstanding voting securities, as defined in the 1940 Act, at a special meeting of MSC Income’s stockholders held on December 11, 2024 (the “2024 Special Meeting”), and the Advisory Agreement became effective upon the MSC Income Listing. In such role, the Adviser has the responsibility to manage the business of MSC Income, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor its Investment Portfolio and provide ongoing administrative services.
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
MSC Income has also historically sought to fill the financing gap for LMM businesses, which, historically, have had limited access to financing from commercial banks and other traditional sources. The underserved nature of the LMM created the opportunity for MSC Income to meet the financing needs of LMM companies while also negotiating favorable transaction terms and equity participation. MSC Income’s ability to invest across a company’s capital structure, from secured loans to equity securities, allowed it to offer portfolio companies a comprehensive suite of financing options, or a “one-stop” financing solution. MSC Income’s LMM portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between five and seven years from the original investment date.
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
Subject to changes in MSC Income’s cash and overall liquidity, it may in the future invest in short-term portfolio investments that are atypical of its Private Loan and LMM portfolio investments in that they would be intended to be a short-term deployment of capital. These assets would be expected to be realized in one year or less and would not be expected to be a significant portion of MSC Income’s overall Investment Portfolio.
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
The level of new portfolio investment activity will fluctuate from period to period based upon MSC Income’s view of the current economic fundamentals, its ability to identify new investment opportunities that meet its investment criteria, its ability to consummate the identified opportunities and its available liquidity. The level of new investment activity, and associated interest and fee income, will directly impact future investment income. In addition, the level of dividends paid by portfolio companies and the portion of the Fund’s portfolio debt investments on non-accrual status will directly impact future investment income. While MSC Income intends to grow its portfolio and its investment income over the long term, growth and operating results may be more limited during depressed economic periods. However, the Fund intends to appropriately manage its cost structure and liquidity position based on applicable economic conditions and investment outlook. The level of realized gains or losses and unrealized appreciation or depreciation on investments will also fluctuate depending upon portfolio activity, economic conditions and the performance of individual portfolio companies. The changes in realized gains and losses and unrealized appreciation or depreciation could have a material impact on the Fund’s operating results.
MSC Income has received an exemptive order from the SEC permitting co-investments among it, Main Street and other advisory clients of the Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. MSC Income has made co-investments with, and in the future intends to continue to make co-investments with Main Street and other advisory clients of the Adviser, in accordance with the conditions of the order. The order requires, among other things, that Main Street and the Adviser consider whether each such investment opportunity is appropriate for MSC Income, Main Street and the other advisory clients of the Adviser, as applicable, and if it is appropriate, to propose an allocation of the investment opportunity between such parties. Because the Adviser is wholly-owned by Main Street and is not managing MSC Income’s investment activities as its sole activity, this may provide the Adviser an incentive to allocate opportunities to Main Street or its other advisory clients instead of MSC Income. However, both MSC Income and the Adviser have policies and procedures in place to manage this conflict, including approval of investment allocations and oversight of co-investments by the independent members of MSC Income’s Board of Directors. In addition to the co-investment program described above, MSC Income also co-invests in certain investment transactions where price is the only negotiated point by the Fund and its affiliates.

INVESTMENT PORTFOLIO SUMMARY
The following tables provide a summary of the Fund’s investments in the Private Loan and LMM portfolios as of September 30, 2025 and December 31, 2024 (this information excludes Middle Market and Other Portfolio investments, which are discussed further below).

	As of September 30, 2025
	Private Loan	LMM (a)
	(dollars in millions)
Number of portfolio companies	81	55
Fair value	$750.9	$466.7
Cost	$761.1	$369.9
Debt investments as a % of portfolio (at cost)	92.0%	69.8%
Equity investments as a % of portfolio (at cost)	8.0%	30.2%
% of debt investments at cost secured by first priority lien	99.9%	99.9%
Weighted-average annual effective yield (b)	11.3%	12.9%
Average EBITDA (c)	$31.5	$10.7
__________________
(a)As of September 30, 2025, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 9%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of September 30, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt instruments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of September 30, 2025. The weighted-average annual effective yield on the Fund’s debt portfolio as of September 30, 2025, including debt investments on non-accrual status, was 10.4% for the Private Loan portfolio and 12.1% for the LMM portfolio. The weighted-average annual effective yield is not reflective of what an investor in shares of the Fund’s common stock will realize on its investment because it does not reflect changes in the market value of the stock, the utilization of debt capital in its capital structure, its expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan portfolio and a simple average for the LMM portfolio. These calculations exclude certain portfolio companies, including four Private Loan portfolio companies and three LMM portfolio companies, as EBITDA is not a meaningful valuation metric for the Fund’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
For the three months ended September 30, 2025 and 2024, MSC Income achieved an annualized total return on investments of 15.7% and 10.5%, respectively. For the nine months ended September 30, 2025 and 2024, the Fund achieved an annualized total return on investments of 12.8% and 12.4%, respectively. For the year ended December 31, 2024, MSC Income achieved a total return on investments of 12.4%. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. The Fund’s total return on investments is not reflective of what an investor in shares of its common stock will realize on its investment because it does not reflect changes in the market value of the stock, the utilization of debt capital in its capital structure, its expenses or any sales load paid by an investor.
As of September 30, 2025, MSC Income had Middle Market portfolio investments in eight portfolio companies, collectively totaling $26.6 million in fair value and $40.0 million in cost basis, which comprised 2.1% and 3.4% of the Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, MSC Income had Middle Market portfolio investments in ten portfolio companies, collectively totaling $39.4 million in fair value and $66.3 million in cost basis, which comprised 3.3% and 5.8% of the Investment Portfolio at fair value and cost, respectively.
As of September 30, 2025, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $16.0 million in fair value and $14.3 million in cost basis, which comprised 1.3% and 1.2% of the Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $24.1 million in fair value and $17.9 million in cost basis, which comprised 2.0% and 1.6% of the Investment Portfolio at fair value and cost, respectively.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on MSC Income’s current and future financial condition and results of operations.
Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. MSC Income’s critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. MSC Income’s significant accounting policies are described in greater detail in Note B — Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Investment Portfolio Valuation
The most significant determination inherent in the preparation of MSC Income’s consolidated financial statements is the valuation of the Investment Portfolio and the related amounts of unrealized appreciation and depreciation. The Fund considers this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both September 30, 2025 and December 31, 2024, the Fund’s Investment Portfolio valued at fair value represented 97% of total assets. MSC Income is required to report its investments at fair value. The Fund follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Fund to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of the Fund’s Investment Portfolio valuation process and procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of Main Street’s and the Adviser’s executive officers, to serve as the Board of Directors’ valuation designee. MSC Income believes the Investment Portfolio as of September 30, 2025 and December 31, 2024 approximates fair value as of those dates based on the markets in which the Fund operates and other conditions in existence on those reporting dates.
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
Fee Income
MSC Income may periodically provide services, including structuring and advisory services, to portfolio companies or other third parties. For services that are separately identifiable and evidence exists to substantiate fair value, fee income is recognized as earned, which is generally when the investment or other applicable transaction closes. Fees received in connection with debt financing transactions for services that do not meet these criteria are treated as debt origination fees and are generally deferred and accreted into income over the life of the financing.

Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
MSC Income holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (as discussed in Note B.8. — Summary of Significant Accounting Policies — Income Taxes in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the PIK interest and cumulative dividends in cash. MSC Income stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2025 and 2024, (i) 6.5% and 6.7%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.9% and 0.1%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2025 and 2024, (i) 5.9% and 5.4%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.9% and 0.1%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
The following tables summarize the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of September 30, 2025 and December 31, 2024 (this information excludes Other Portfolio investments, which are discussed above).

Cost:	September 30, 2025	December 31, 2024
First lien debt	84.6%	85.2%
Equity	15.2	14.5
Equity warrants	0.2	0.3
Other	—	—
	100.0%	100.0%

Fair Value:	September 30, 2025	December 31, 2024
First lien debt	76.2%	77.6%
Equity	23.2	22.0
Equity warrants	0.6	0.4
Other	—	—
	100.0%	100.0%
The Fund’s Private Loan, LMM and Middle Market portfolio investments carry a number of risks, including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in the Investment Portfolio. Please see Item 1A. Risk Factors contained in Part II of this Form 10-Q for further information.
PORTFOLIO ASSET QUALITY
The Adviser utilizes an internally developed investment rating system to rate the performance of each Private Loan, LMM and Middle Market portfolio company and to monitor the expected level of returns on each of the Private Loan, LMM and Middle Market investments in relation to the expectations for the portfolio company. The investment rating system takes into consideration various factors, including, but not limited to, each investment’s expected level of returns, the collectability of debt investments and the ability to receive a return of the invested capital in the Fund’s equity investments, comparisons to competitors and other industry participants, the portfolio company’s future outlook and other factors that are deemed to be significant to the portfolio company.

As of September 30, 2025, investments on non-accrual status comprised 1.4% of MSC Income’s total Investment Portfolio at fair value and 4.6% at cost. As of December 31, 2024, investments on non-accrual status comprised 1.5% of MSC Income’s total Investment Portfolio at fair value and 5.6% at cost.
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
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2025 and 2024
Set forth below is a comparison of the results of operations for the three months ended September 30, 2025 and 2024. All prior period net investment income and net investment income per share amounts presented in this section have been retrospectively adjusted to conform to the current presentation. See Note A.4. — Organization and Basis of Presentation — Revisions to the Presentation of Previously Issued Financial Statements in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional details on these adjustments.

	Three Months Ended September 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Total investment income	$35,367	$33,477	$1,890	6%
Total expenses, net of expense waivers	(18,337)	(19,295)	958	(5)%
Net investment income before taxes	17,030	14,182	2,848	20%
Excise tax benefit (expense)	39	(491)	530	NM
Federal and state income and other tax expenses	(492)	(775)	283	(37)%
Net investment income	16,577	12,916	3,661	28%
Net realized gain (loss)	(9,854)	25,372	(35,226)	NM
Net unrealized appreciation (depreciation)	21,007	(29,749)	50,756	NM
Income tax provision on net realized gain (loss) and net unrealized appreciation (depreciation)	(1,201)	(1,168)	(33)	NM
Net increase in net assets resulting from operations	$26,529	$7,371	$19,158	260%
_________________
NM — Net Change % not meaningful

Investment Income
Total investment income for the three months ended September 30, 2025 was $35.4 million, a 6% increase from the $33.5 million of total investment income for the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Interest income	$30,117	$30,236	$(119)	—%
Dividend income	3,652	2,485	1,167	47%	(a)
Fee income	1,598	756	842	111%	(b)
Total investment income	$35,367	$33,477	$1,890	6%	(c)
_________________
(a)The increase in dividend income was primarily a result of dividend income increases of (i) $0.8 million from the Fund’s LMM portfolio companies, (ii) $0.2 million from the Fund’s Other Portfolio investments and (iii) $0.2 million from the Fund’s Private Loan portfolio companies.
(b)The increase in fee income was primarily due to a $0.5 million increase from the refinancing and prepayment of Investment Portfolio debt investments and $0.3 million increase in fees related to increased investment activity.
(c)The increase in total investment income includes the impact of a net increase of $0.9 million in certain income considered less consistent or non-recurring, primarily related to a $0.5 million increase in such fee income and a $0.4 million increase in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.
Expenses
Total expenses, net of expense waivers, for the three months ended September 30, 2025 were $18.3 million, a 5% decrease from $19.3 million in the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Three Months Ended September 30,		Net Change
	2025	2024	Amount	%
	(in thousands)
Interest	$8,649	$10,374	$(1,725)	(17)%	(a)
Base management fees	4,860	5,338	(478)	(9)%	(b)
Incentive fees	3,321	2,136	1,185	55%	(c)
Internal administrative services expenses	173	2,368	(2,195)	(93)%	(d)
General and administrative	1,334	1,285	49	4%
Total expenses before expense waivers	18,337	21,501	(3,164)	(15)%
Waiver of internal administrative services expenses	—	(2,206)	2,206	(100)%	(d)
Total expenses, net of expense waivers	$18,337	$19,295	$(958)	(5)%
_________________
(a)The decrease in interest expense was primarily related to decreased weighted-average interest rates on MSC Income’s Credit Facilities (as defined in the Liquidity and Capital Resources section below) due to decreases in benchmark index interest rates and decreases to the applicable spreads resulting from amendments of the Credit Facilities, partially offset by an increase in weighted-average outstanding borrowings used to fund a portion of the growth of the Investment Portfolio.
(b)The decrease in base management fees was due to a decrease in the annual base management fee percentage attributable to the amended Advisory Agreement that became effective upon the MSC Income Listing during the first quarter of 2025, partially offset by an increase in the Fund’s average total assets.
(c)The increase in incentive fees, which was after a $0.2 million voluntary permanent waiver provided by the Adviser in the third quarter of 2025, was primarily attributable to an increase in pre-incentive fee net investment income.

(d)Under the Prior Investment Advisory Agreement, the Adviser historically waived reimbursement of all internal administrative services expenses except for services that were previously provided by an external third-party and were later internalized by the Adviser. Beginning in January 2025, under the Advisory Agreement, the waivers for those costs (except for services that were previously provided by the external third-party) were memorialized as a quarterly cap on the Fund’s obligation to reimburse the Adviser for such internal administrative services expenses. As a result, the historical waiver of such costs is no longer required after the MSC Income Listing.
Net Investment Income
Net investment income for the three months ended September 30, 2025 increased to $16.6 million, or $0.35 per share, compared to net investment income of $12.9 million, or $0.32 per share, for the corresponding period of 2024. The increase in net investment income is principally attributable to the increase in total investment income and the decreased expenses, each as discussed above. The per share increase in net investment income reflects the increase in net investment income after the impact of an 18% increase in the weighted-average shares outstanding compared to the third quarter of 2024 primarily due to new shares issued through the MSC Income Offering and MSC Income’s dividend reinvestment plan (the “DRIP”), partially offset by shares repurchased by the Fund. The increase in net investment income on a per share basis includes a $0.02 per share increase in investment income considered less consistent or non-recurring.
Net Realized Loss
The following table provides a summary of the primary components of the total net realized loss on investments of $9.9 million for the three months ended September 30, 2025.

	Three Months Ended September 30, 2025
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(in thousands)
Private Loan portfolio	$—	—	$—	—	$(8,797)	2	$1	$(8,796)
LMM portfolio	(1,119)	2	—	—	—	—	58	(1,061)
Middle Market portfolio	—	—	—	—	—	—	3	3
Other Portfolio	—	—	—	—	—	—	—	—
Total net realized gain/(loss)	$(1,119)	2	$—	—	$(8,797)	2	$62	$(9,854)
_________________
(a)Other activity includes realized gains from transactions involving four portfolio companies which are not considered to be significant individually or in the aggregate.
Net Unrealized Appreciation
The following table provides a summary of the total net unrealized appreciation of $21.0 million for the three months ended September 30, 2025.

	Three Months Ended September 30, 2025
	Private Loan	LMM (a)	Middle Market	Other	Total
	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$7,998	$835	$—	$—	$8,833
Net unrealized appreciation (depreciation) relating to portfolio investments	4,759	9,666	(2,575)	324	12,174
Total net unrealized appreciation (depreciation) relating to portfolio investments	$12,757	$10,501	$(2,575)	$324	$21,007
_________________
(a)Includes unrealized appreciation on 30 LMM portfolio investments and unrealized depreciation on 13 LMM portfolio investments.

Income Taxes
MSC Income’s income taxes include excise tax expense at MSIF and federal and state income and other tax expenses at the Taxable Subsidiaries. MSIF has elected to be treated for U.S. federal income tax purposes as a RIC. MSIF’s taxable income includes the taxable income generated by MSIF and certain of its subsidiaries, including the Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSIF incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense decrease is due to changes in the estimated undistributed taxable income at the RIC, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses decrease is due to decreases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on investments owned by the Taxable Subsidiaries.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended September 30, 2025 was $26.5 million, or $0.56 per share, compared with $7.4 million, or $0.18 per share, for the three months ended September 30, 2024. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Comparison of the nine months ended September 30, 2025 and 2024
Set forth below is a comparison of the results of operations for the nine months ended September 30, 2025 and 2024. All prior period net investment income and net investment income per share amounts presented in this section have been retrospectively adjusted to conform to the current presentation. See Note A.4. — Organization and Basis of Presentation — Revisions to the Presentation of Previously Issued Financial Statements in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional details on these adjustments.

	Nine Months Ended September 30,		Net Change
	2025	2024	Amount	%
	(dollars in thousands)
Total investment income	$104,237	$101,373	$2,864	3%
Total expenses, net of expense waivers	(53,113)	(58,280)	5,167	(9)%
Net investment income before taxes	51,124	43,093	8,031	19%
Excise tax expense	(240)	(570)	330	(58)%
Federal and state income and other tax expenses	(2,253)	(2,201)	(52)	2%
Net investment income	48,631	40,322	8,309	21%
Net realized gain (loss)	(26,141)	23,802	(49,943)	NM
Net unrealized appreciation (depreciation)	35,886	(24,656)	60,542	NM
Income tax provision (benefit) on net realized gain and net unrealized appreciation (depreciation)	317	(3,379)	3,696	NM
Net increase in net assets resulting from operations	$58,693	$36,089	$22,604	63%
_________________
NM     Net change % not meaningful

Investment Income
Total investment income for the nine months ended September 30, 2025 was $104.2 million, a 3% increase from the $101.4 million of total investment income for the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2025	2024	Amount	%
	(dollars in thousands)
Interest income	$86,890	$88,154	$(1,264)	(1)%	(a)
Dividend income	13,750	8,964	4,786	53%	(b)
Fee income	3,597	4,255	(658)	(15)%	(c)
Total investment income	$104,237	$101,373	$2,864	3%	(d)
_________________
(a)The decrease in interest income was primarily attributable to (i) an increase in investments on non-accrual status and (ii) a decrease in interest rates, primarily resulting from decreases in benchmark index interest rates on floating rate Investment Portfolio debt investments, partially offset by higher average levels of income producing Investment Portfolio debt investments.
(b)The increase in dividend income was primarily a result of increases of (i) $4.2 million in dividend income from LMM portfolio companies and (ii) $0.9 million in dividend income from Private Loan portfolio companies, partially offset by a decrease of $0.4 million in dividend income from Other Portfolio investments.
(c)The decrease in fee income was primarily related to a $1.3 million decrease from lower exit, prepayment and amendment activity, partially offset by a $0.6 million increase in fees related to increased investment activity.
(d)The increase in total investment income is after a net decrease of $1.1 million in certain income considered less consistent or non-recurring, primarily due to a $1.4 million decrease in such fee income, partially offset by a $0.5 million increase in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.
Expenses
Total expenses, net of expense waivers, for the nine months ended September 30, 2025 were $53.1 million, a 9% decrease from $58.3 million in the corresponding period of 2024. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2025	2024	Amount	%
	(dollars in thousands)
Interest	$25,570	$29,470	$(3,900)	(13)%	(a)
Base management fees	14,739	15,545	(806)	(5)%	(b)
Incentive fees	8,775	9,364	(589)	(6)%	(c)
Internal administrative services expenses	519	7,155	(6,636)	(93)%	(d)
General and administrative	3,510	3,424	86	3%
Total expenses before expense waivers	53,113	64,958	(11,845)	(18)%
Waiver of internal administrative services expenses	—	(6,678)	6,678	(100)%	(d)
Total expenses, net of expense waivers	$53,113	$58,280	$(5,167)	(9)%
_________________
(a)The decrease in interest expense was primarily related to decreased weighted-average interest rates on the Credit Facilities due to decreases in benchmark index interest rates and decreases to the applicable spreads resulting from amendments of the Credit Facilities, partially offset by an increase in weighted-average outstanding borrowings used to fund a portion of the growth of the Investment Portfolio.

(b)The decrease in base management fees was due to a decrease in the annual base management fee percentage attributable to the amended Advisory Agreement that became effective upon the MSC Income Listing during the first quarter of 2025, partially offset by an increase in the Fund’s average total assets.
(c)The decrease in incentive fees, which was after a $0.2 million voluntary permanent waiver provided by the Adviser in the third quarter of 2025, was primarily attributable to the amended Advisory Agreement effective upon the MSC Income Listing during the first quarter of 2025, partially offset by an increase in pre-incentive fee net investment income.
(d)Under the Prior Investment Advisory Agreement, the Adviser historically waived reimbursement of all internal administrative services expenses except for services that were previously provided by an external third-party that were later internalized by the Adviser. Beginning in January 2025, under the Advisory Agreement, the waivers for those costs (except for services that were previously provided by the external third-party) were memorialized as a quarterly cap on the Fund’s obligation to reimburse the Adviser for such internal administrative services expenses. As a result, the historical waiver of such costs is no longer required after the MSC Income Listing.
Net Investment Income
Net investment income for the nine months ended September 30, 2025 increased 21% to $48.6 million, or $1.05 per share, compared to net investment income of $40.3 million, or $1.00 per share, for the corresponding period of 2024. The increase in net investment income is principally attributable to the decreased expenses and the increase in total investment income, each as discussed above. The per share increase in net investment income reflects the increase in net investment income after the impact of a 15% increase in the weighted-average shares outstanding compared to the nine months ended September 30, 2024, primarily due to new shares issued through the MSC Income Offering and the DRIP, partially offset by shares repurchased by the Fund. The increase in net investment income on a per share basis is after a $0.04 per share decrease in investment income considered less consistent or non-recurring in nature.
Net Realized Loss
The following table provides a summary of the primary components of the total net realized loss on investments of $26.1 million for the nine months ended September 30, 2025.

	Nine Months Ended September 30, 2025
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)
	(dollars in thousands)
Private Loan portfolio	$6,631	3	$(336)	1	$(17,344)	5	$(20)	$(11,069)
LMM portfolio	(1,119)	2	—	—	—	—	67	(1,052)
Middle Market portfolio	(13,465)	1	(5,533)	1	(1,153)	1	836	(19,315)
Other Portfolio	—	—	5,295	1	—	—	—	5,295
Total net realized gain (loss)	$(7,953)	6	$(574)	3	$(18,497)	6	$883	$(26,141)
_________________
(a)Other activity includes realized gains and losses from transactions involving eight portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation
The following table provides a summary of the total net unrealized appreciation of $35.9 million for the nine months ended September 30, 2025.

	Nine Months Ended September 30, 2025
	Private Loan	LMM (a)	Middle Market	Other	Total
	(dollars in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$9,156	$351	$20,150	$(5,295)	$24,362
Net unrealized appreciation (depreciation) relating to portfolio investments	88	17,331	(6,690)	795	11,524
Total net unrealized appreciation (depreciation) relating to portfolio investments	$9,244	$17,682	$13,460	$(4,500)	$35,886
_________________
(a)Includes unrealized appreciation on 34 LMM portfolio investments and unrealized depreciation on 16 LMM portfolio investments.
Income Taxes
MSC Income’s income taxes include excise tax expense at MSIF and federal and state income and other tax expenses at the Taxable Subsidiaries. MSIF has elected to be treated for U.S. federal income tax purposes as a RIC. MSIF’s taxable income includes the taxable income generated by MSIF and certain of its subsidiaries, including the Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSIF incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense decrease is due to changes in the estimated undistributed taxable income at the RIC, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses increase is due to increases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on investments owned by the Taxable Subsidiaries.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $58.7 million, or $1.27 per share, compared with $36.1 million, or $0.90 per share, for the nine months ended September 30, 2024. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the nine months ended September 30, 2025, MSC Income realized a net decrease in cash and cash equivalents of $10.3 million, which is the net result of $24.9 million of cash used in operating activities and $14.6 million of cash provided by financing activities.
The $24.9 million of cash used in operating activities resulted primarily from (i) cash uses totaling $286.9 million for the funding of new and follow-on portfolio investments and (ii) $5.1 million in cash outflows related to changes in other assets and liabilities, partially offset by (i) cash proceeds totaling $228.7 million from the sales and repayments of debt investments and sales and return of capital from equity investments and (ii) cash flows generated from operating profits earned totaling $36.7 million, which is net investment income, excluding the non-cash effects of the accretion of unearned income, PIK interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $14.6 million of cash provided by financing activities principally consisted of $90.5 million in cash proceeds related to common stock issuance, partially offset by (i) $36.7 million in net cash repayments on the Credit Facilities, (ii) $34.6 million in cash dividends paid to stockholders, (iii) $2.7 million for the repurchase of common stock and (iv) $2.0 million for the payment of deferred financing costs.

Share Repurchases
See Note G — Share Repurchases in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of the 10b5-1 Repurchase Plan (as defined in Note G — Share Repurchases in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q) and shares repurchased thereunder during the three months ended September 30, 2025.
Capital Resources
As of September 30, 2025, MSC Income had $18.1 million in cash and cash equivalents and $165.4 million of unused capacity under the Credit Facilities, which are maintained to support investment and operating activities. As of September 30, 2025, the Fund’s NAV totaled $734.4 million, or $15.54 per share.
As of September 30, 2025, MSC Income had $145.0 million outstanding and $100.0 million of undrawn commitments under its floating rate multi-year revolving credit facility (the “Corporate Facility”) and, through MSIF Funding, had $234.0 million outstanding and $66.0 million of undrawn commitments under its special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”), both of which approximated fair value. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities. On February 27, 2025, the Corporate Facility was amended to, among other things: (i) increase the total commitments from $165.0 million to $245.0 million and (ii) increase the accordion feature from up to a total of $200.0 million to up to a total of $300.0 million. On March 24, 2025, the SPV facility was amended to, among other things (i) decrease the interest rate for advances to the applicable SOFR plus 2.20% from the prior interest rate of the applicable SOFR plus 3.00%, (ii) extend the revolving period from February 2027 to February 2029 and (iii) extend the final maturity date from February 2028 to February 2030.
For further information on the Credit Facilities, including key terms and financial covenants, refer to Note D — Debt in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In October 2021, the Fund issued $77.5 million in aggregate principal amount of 4.04% Series A Senior Notes due 2026 (the “Series A Notes”), and an additional $72.5 million of Series A Notes in January 2022. The aggregate principal amount of the Series A Notes was $150.0 million as of both September 30, 2025 and December 31, 2024.
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
MSC Income periodically invests excess cash balances into marketable securities. The primary investment objective of marketable securities is to generate incremental cash returns on excess cash balances prior to utilizing those funds for investment in Private Loan and LMM portfolio investments. Marketable securities generally consist of money market funds and certificates of deposit with financial institutions.
If MSC Income’s common stock trades below NAV per share, the Fund will generally not be able to issue additional common stock at the market price, unless the stockholders approve such a sale and the Board of Directors makes certain determinations. MSC Income has not historically sought stockholder authorization to sell shares of its common stock below the then current NAV per share of its common stock; however, at the 2024 Special Meeting, in advance of the MSC Income Listing, the Fund received approval from its stockholders to have the flexibility, with the approval of the Board of Directors, to offer and sell shares of its common stock at a price below the current NAV per share until December 11, 2025. The Fund also received stockholder authorization to sell shares of its common stock below the then current NAV per share of its common stock at MSC Income’s 2025 annual meeting of stockholders, extending the authorization received at the 2024 Special Meeting until September 9, 2026. The Fund may also seek such authorization at future annual or special meetings of stockholders. Any decision to sell shares of its common stock below the then current NAV per share of the common stock would be subject to the determination by the Board of Directors that such issuance is in the Fund’s and its stockholders’ best interests.
In order to satisfy the Code requirements applicable to a RIC, MSC Income intends to distribute to its stockholders, after consideration and application of its ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of the Fund’s taxable income.

In addition, as a BDC, MSC Income is allowed to borrow amounts such that its asset coverage ratio, or BDC asset coverage ratio, of its total assets to its total senior securities, which includes borrowings and any preferred stock the Fund may issue in the future, of at least 200% (or 150% if certain requirements are met). On January 29, 2025, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, which will result in the Fund’s asset coverage requirements applicable to senior securities being reduced from 200% to 150%, effective on January 29, 2026. As of September 30, 2025, the Fund’s BDC asset coverage ratio was 239%.
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
Recently Issued or Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by MSC Income as of the specified effective date. The Fund believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.13. — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Standards in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
MSC Income may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of September 30, 2025, MSC Income had a total of $96.8 million in outstanding commitments comprised of (i) 65 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.

Contractual Obligations
As of September 30, 2025, the Fund’s future commitments for cash payments in connection with the Credit Facilities and the Series A Notes for each of the next five years and thereafter are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
SPV Facility (1)	$—	$—	$—	$—	$—	$234,000	$234,000
Corporate Facility (1)	—	—	—	—	145,000	—	145,000
Series A Notes	—	150,000	—	—	—	—	150,000
Interest due on Series A Notes	3,030	6,060	—	—	—	—	9,090
Total	$3,030	$156,060	$—	$—	$145,000	$234,000	$538,090
_________________
(1)Future interest payments on the Credit Facilities have not been included, as these amounts fluctuate over time depending on the current interest rates and amounts outstanding.
Related Party Transactions and Agreements
MSC Income has entered into agreements with the Adviser and/or certain of its affiliates and other parties whereby the Fund pays certain fees and reimbursements to these entities. In addition, the Fund makes payments for certain services that include the identification, execution and management of investments and also the management of day-to-day operations provided by the Adviser, pursuant to various agreements that MSC Income has entered into. See Note J — Related Party Transactions in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding these related party transactions and agreements.
Recent Developments
In November 2025, MSC Income declared a regular quarterly dividend of $0.35 per share and a supplemental quarterly dividend of $0.01 per share, both payable on January 30, 2026 to stockholders of record as of December 31, 2025.
Since September 30, 2025 through November 13, 2025, MSC Income repurchased 357,304 shares at an average price of $12.69 (including broker commissions), as part of the Fund’s 10b5-1 Repurchase Plan.

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
The majority of MSC Income’s debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2025, 78% of MSC Income’s debt Investment Portfolio (at cost) bore interest at floating rates, 97% of which were subject to contractual minimum interest rates. As of September 30, 2025, 28% of MSC Income’s debt obligations bore interest at fixed rates. MSC Income’s interest expense will be affected by changes in the published SOFR in connection with the Credit Facilities; however, the interest rates on the outstanding Series A Notes are fixed for the life of such debt. As of September 30, 2025, MSC Income had not entered into any interest rate hedging arrangements. Due to the Fund’s limited use of derivatives, it has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, is not subject to registration or regulation as a pool operator under such Act. The Fund expects to operate as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.
The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in the Fund’s investments and borrowings as of September 30, 2025. The pro forma changes in incentive fee expense are calculated based upon the incentive fee expense for the third quarter of 2025 on an annualized basis, pursuant to the terms included in the Advisory Agreement, as adjusted for the pro forma change in pre-incentive fee net investment income resulting from the assumed interest income and interest expense changes noted in the table, with no other changes in investment income or expenses.

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Pre-Incentive Fee Net Investment Income	(Increase) Decrease in Incentive Fee Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	(dollars in thousands, except per share amounts)
(200)	$(15,111)	$7,580	$(7,531)	$1,318	$(6,213)	$(0.13)
(175)	(13,247)	6,633	(6,614)	1,157	(5,457)	(0.12)
(150)	(11,364)	5,685	(5,679)	994	(4,685)	(0.10)
(125)	(9,482)	4,738	(4,744)	830	(3,914)	(0.08)
(100)	(7,600)	3,790	(3,810)	667	(3,143)	(0.07)
(75)	(5,718)	2,843	(2,875)	503	(2,372)	(0.05)
(50)	(3,835)	1,895	(1,940)	340	(1,601)	(0.03)
(25)	(1,954)	948	(1,006)	176	(830)	(0.02)
25	1,728	(948)	780	(137)	644	0.01
50	3,559	(1,895)	1,664	(291)	1,373	0.03
75	5,390	(2,843)	2,547	(446)	2,101	0.04
100	7,220	(3,790)	3,430	(600)	2,830	0.06
125	9,054	(4,738)	4,316	(755)	3,561	0.08
150	10,889	(5,685)	5,204	(911)	4,293	0.09
175	12,723	(6,633)	6,090	(1,066)	5,024	0.11
200	14,558	(7,580)	6,978	(1,221)	5,757	0.12

Although MSC Income believes that this analysis is indicative of the impact of interest rate changes to net investment income as of September 30, 2025, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect net investment income. Accordingly, MSC Income can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of the Fund’s investments are based on contracts which reset quarterly while the Corporate Facility and the SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under the Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, MSC Income carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, MSC Income’s Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer have concluded that the current disclosure controls and procedures are effective in timely alerting them of material information relating to MSC Income that is required to be disclosed in the reports the Fund files or submits under the Exchange Act. There have been no changes in MSC Income’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Waivers, deferrals and reductions of fees and costs can temporarily result in higher returns to investors than they would otherwise receive if full fees and costs were charged.
The Adviser is permitted, in its sole discretion, to waive, defer or reduce, in whole or in part, temporarily or permanently, some of the fees or costs otherwise due from MSC Income to the Adviser under the Advisory Agreement. While this activity can be seen as friendly to investors, waivers, deferrals and reductions of fees and costs result in higher returns to investors than such investors would receive if full fees and costs were charged. Any distributions MSC Income pays to its stockholders from sources other than cash flow from operations or relying on fee waivers, deferrals or reductions, if any, from the Adviser are not based on MSC Income’s investment performance, and can be sustained only if MSC Income achieves positive investment performance in future periods and/or the Adviser continues to waive, defer or reduce such fees or costs, if any. There is no guarantee that any waivers, deferrals or reductions will occur in the future, and any waivers, deferrals and reductions are entirely at the discretion of the Adviser.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
During the three months ended September 30, 2025, MSC Income issued 299,994 shares of its common stock under its DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of common stock issued during the three months ended September 30, 2025 under the DRIP was $4.6 million.
Issuer Purchases of Equity Securities
See Note G — Share Repurchases in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of MSC Income’s 10b5-1 Repurchase Plan and shares repurchased thereunder during the three months ended September 30, 2025.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of MSC Income’s directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
101*
The following financial information from MSC Income’s Quarterly Report on Form 10-Q for the third quarter of fiscal year 2025, filed with the SEC on November 14, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) the Consolidated Schedule of Investments for the periods ended September 30, 2025 and December 31, 2024, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the nine months ended September 30, 2025 and 2024.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Income Fund, Inc.

Date: November 14, 2025	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

Date: November 14, 2025	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer
(principal financial officer)

Date: November 14, 2025	/s/ RYAN H. MCHUGH
Ryan H. McHugh
Chief Accounting Officer
(principal accounting officer)