Form 10-K
period 2025-12-31
MSC INCOME FUND, INC.
filed 2026-02-27
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, was $748.9 million based upon the last sale price for the registrant’s common stock on that date.
The number of shares outstanding of the issuer’s common stock as of February 26, 2026 was 46,026,477.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause MSC Income’s (as defined below) actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and MSC Income cannot assure you that the projections included in these forward-looking statements will come to pass. MSC Income’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation, the factors discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K and in MSC Income’s other filings with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in MSC Income’s operating areas.
MSC Income has based the forward-looking statements included in this Annual Report on Form 10-K on information available on the date of this Annual Report on Form 10-K, and MSC Income assumes no obligation to update any such forward-looking statements, unless required to do so by applicable law. However, you are advised to refer to any additional disclosures that MSC Income may make directly to you or through reports that it in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I
Item 1. Business
ORGANIZATION
MSC Income Fund, Inc. (“MSIF” or, together with its consolidated subsidiaries, “MSC Income” or the “Fund”) is a principal investment firm primarily focused on providing debt capital to private (“Private Loan”) companies owned by or in the process of being acquired by a private equity fund (its “Private Loan investment strategy”). MSC Income’s portfolio investments are typically made to support leveraged buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. The Fund seeks to partner with private equity fund sponsors in its Private Loan investment strategy and primarily invests in secured debt investments of Private Loan companies generally headquartered in the U.S.
MSC Income also maintains a portfolio of customized long-term debt and equity investments in lower middle market (“LMM”) companies (its “LMM investment portfolio”), and through those investments the Fund has partnered with entrepreneurs, business owners and management teams in co-investments with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange (“NYSE”) listed business development company (“BDC”), utilizing the customized “one-stop” debt and equity financing solutions provided in Main Street’s LMM investment strategy (the “LMM investment strategy”). Through the LMM investment strategy, MSC Income primarily invested in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the U.S. Effective upon the MSC Income Listing (as defined below) on January 29, 2025, MSC Income changed its investment strategy for investments in new portfolio companies to be solely focused on its Private Loan investment strategy, rather than its historical focus primarily on the Private Loan investment strategy and secondarily on the LMM investment strategy (as further discussed below).
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

On January 29, 2025, in connection with the MSC Income Listing, MSC Income entered into an Amended and Restated Investment Advisory and Administrative Services Agreement (the “Advisory Agreement”) with the Adviser. The Advisory Agreement was approved by the affirmative vote of the holders of a majority of MSC Income’s outstanding voting securities, as defined in the 1940 Act, at a special meeting of MSC Income’s stockholders held on December 11, 2024, and the Advisory Agreement became effective upon the MSC Income Listing. In such role, the Adviser has the responsibility to manage the business of MSC Income, including the responsibility to identify, evaluate, negotiate and structure prospective investments, make investment and portfolio management decisions, monitor its Investment Portfolio and provide ongoing administrative services.
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

The following diagram depicts MSC Income’s organizational structure:

___________________________
(1)The Taxable Subsidiaries and the Structured Subsidiaries were formed for operational purposes. Each of these companies is directly or indirectly wholly-owned by MSIF.
CORPORATE INFORMATION
MSC Income’s principal executive offices are located at 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. The Fund maintains a website on the Internet at www.mscincomefund.com. MSC Income makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information contained on MSC Income’s website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K. The Fund’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other public filings are also available free of charge on the EDGAR Database on the SEC’s website at www.sec.gov.
OVERVIEW OF THE BUSINESS
MSC Income’s principal investment objective is to maximize the Investment Portfolio’s total return, primarily by generating current income from debt investments and, to a lesser extent, by generating current income and capital appreciation from equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. MSC Income seeks to achieve its investment objective primarily through its Private Loan investment strategy and its LMM investment portfolio. MSC Income’s Private Loan investment strategy involves investments in companies that generally have annual revenues between $25 million and $500 million and annual earnings before interest, tax, depreciation and amortization expenses (“EBITDA”) between $7.5 million and $50 million. MSC Income’s LMM investment portfolio consists of investments in companies that generally have annual revenues between $10 million and $150 million and annual EBITDA between $3 million and $20 million. MSC Income’s Private Loan and LMM investments generally range in size from $1 million to $30 million.
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
MSC Income’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments in unaffiliated investment companies and private funds managed by third parties. In the Fund’s Other Portfolio, it may incur indirect fees and expenses in connection with investments managed by third parties. Similar to MSC Income’s Middle Market investments, the Fund has generally stopped making new Other Portfolio investments and expects the size of its Other Portfolio to continue to decline in future periods as existing Other Portfolio investments are repaid or sold.
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

MSC Income has received an exemptive order from the SEC permitting co-investments among it, Main Street and other advisory clients of the Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. MSC Income has made co-investments with, and in the future intends to continue to make co-investments with, Main Street and other advisory clients of the Adviser, in accordance with the conditions of the order. Because the Adviser is wholly-owned by Main Street and is not managing MSC Income’s investment activities as its sole activity, this may provide the Adviser an incentive to allocate opportunities to Main Street or its other advisory clients instead of MSC Income. However, both MSC Income and the Adviser have adopted policies and procedures pursuant to the order to manage this conflict and ensure that investment opportunities are allocated in a manner that is fair and equitable considering each investor’s interests, including oversight of the co-investment program by the independent members of MSC Income’s and Main Street’s boards of directors and their required approval of certain co-investment transactions thereunder. In addition to the co-investment program described above, MSC Income also co-invests in certain investment transactions where price is the only negotiated point by the Fund and its affiliates.
BUSINESS STRATEGIES
MSC Income’s principal investment objective is to maximize its Investment Portfolio’s total return, primarily by generating current income from debt investments and, to a lesser extent, by generating current income and capital appreciation from equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. MSC Income has adopted the following business strategies to achieve its investment objective:
•Focus on Established Companies. MSC Income generally invests in companies with established market positions, experienced management teams and proven revenue streams. MSC Income believes that those companies generally possess better risk-adjusted return profiles than newer companies that are building their management teams or are in the early stages of building a revenue base. MSC Income also believes that established companies in its targeted size range generally provide opportunities for capital appreciation.
•Generate Unique Returns from its LMM Investment Portfolio. MSC Income believes that its existing investments in its LMM portfolio companies provide unique risk-adjusted return characteristics and also provide its stockholders with access to a large and attractive portion of the U.S. economy that has been and continues to be underserved from a financing standpoint. As a result, MSC Income believes that its existing LMM investment portfolio provides its stockholders the opportunity for superior future returns.
•Leverage the Skills and Experience of the Adviser’s Investment Team. The Adviser’s investment team has significant experience in lending to and investing in Private Loan and LMM companies. The members of the Adviser’s investment team have broad investment backgrounds, with significant experience and long-term tenure with the Adviser, and prior experience at private investment funds, corporate entities with active acquisition growth strategies and activities, investment banks and other financial services companies. The expertise of the Adviser’s investment team in analyzing, valuing, structuring, negotiating and closing transactions should provide MSC Income with competitive advantages by allowing it to consider customized financing solutions and non-traditional or complex structures for its portfolio companies.
•Invest Across Multiple Companies, Industries, Regions and End Markets. MSC Income seeks to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets. This portfolio balance is intended to mitigate the potential effects of negative economic events for particular companies, regions, industries and end markets.
•Capitalize on Strong Transaction Sourcing Network. The Adviser’s investment team seeks to leverage its extensive network of referral sources for portfolio company investments. Main Street has developed a reputation in the marketplace as a responsive, efficient and reliable source of financing, which has created a growing stream of proprietary deal flow for MSC Income.
•Benefit from Lower, Fixed, Long-Term Cost of Capital. MSC Income maintains an investment grade rating from Kroll Bond Rating Agency, LLC, which provides the opportunity and flexibility to obtain additional, attractive long-term financing options to supplement the Fund’s capital structure, including the unsecured notes with fixed interest rates issued by the Fund.

INVESTMENT CRITERIA
The Adviser’s investment team has identified the following investment criteria that it believes are important in evaluating prospective portfolio companies. The Adviser’s investment team uses these criteria in evaluating investment opportunities. However, not all of these criteria have been, or will be, met in connection with each of MSC Income’s investments:
•Established Companies with Positive Cash Flow. MSC Income seeks to invest in established companies with sound historical financial performance. MSC Income primarily pursues investments in Private Loan companies that have historically generated annual EBITDA of $7.5 million to $50 million. MSC Income also maintains a portfolio of investments in LMM companies that have historically generated annual EBITDA of $3 million to $20 million. MSC Income generally does not invest in start-up companies or companies with speculative business plans.
•Defensible Competitive Advantages/Favorable Industry Position. MSC Income primarily focuses on companies that have competitive advantages in their respective markets and/or are operating in industries with barriers to entry, which may help to protect their market position and profitability.
•Proven Management Team. MSC Income looks for operationally-oriented management with direct industry experience and a successful track record. MSC Income believes management teams with these attributes are more likely to manage the companies in a manner that protects its investment.
•Exit Alternatives. MSC Income exits debt investments primarily through the repayment of its investment from internally generated cash flow of the portfolio company and/or a refinancing. In addition, MSC Income seeks to invest in companies whose business models and expected future cash flows may provide alternate methods of repaying its investment, such as through a strategic acquisition by other industry participants or a recapitalization.
INVESTMENT PORTFOLIO
MSC Income’s Private Loan portfolio investments primarily consist of debt securities that have primarily been originated directly by the Adviser, or to a lesser extent, through the Adviser’s strategic relationships with other investment funds on a collaborative basis through investments that are often referred to in the debt markets as “club deals” because of the small lender group size. In both cases, MSC Income’s Private Loan investments are typically made in a company owned by or in the process of being acquired by a private equity fund. MSC Income’s LMM portfolio investments primarily consist of secured debt, direct equity investments and equity warrants in privately held, LMM companies based in the U.S. MSC Income’s Middle Market portfolio investments are generally debt investments in companies owned by private equity funds that were originally issued through a syndication financing process. MSC Income has generally stopped making new Middle Market investments and expects the size of its Middle Market investment portfolio to continue to decline in future periods as existing Middle Market investments are repaid or sold. MSC Income’s Other Portfolio investments primarily consist of investments that are not consistent with the typical profiles for its Private Loan, LMM or Middle Market portfolio investments, including investments which may be managed by third parties. In MSC Income’s Other Portfolio, it may incur indirect fees and expenses in connection with investments managed by third parties, such as investments in other investment companies or private funds. Similar to the Fund’s Middle Market investments, it has generally stopped making new Other Portfolio investments and expects the size of its Other Portfolio to continue to decline in future periods as existing Other Portfolio investments are repaid or sold.
Debt Investments
The debt investments in MSC Income’s Private Loan portfolio have rights and protections that may include affirmative and negative covenants, default penalties, lien protection, change of control provisions, guarantees and equity pledges. MSC Income’s Private Loan portfolio debt investments are generally secured by a first priority lien and typically have a term of between three and seven years from the original investment date. MSC Income’s Private Loan debt investments generally have floating interest rates at the Secured Overnight Financing Rate (“SOFR”) or the Prime rate typically subject to a contractual minimum interest rate (an “interest rate floor”), plus a margin.
Historically, MSC Income has made LMM debt investments principally in the form of single tranche debt. Single tranche debt financing involves issuing one debt security that blends the risk and return profiles of both first lien secured and subordinated debt. The Fund believes that single tranche debt is more appropriate for many LMM companies given their size in order to reduce structural complexity and potential conflicts among creditors.

MSC Income’s LMM debt investments generally have a term of five to seven years from the original investment date, with limited required amortization prior to maturity, and provide for monthly or quarterly payment of interest at annual interest rates generally between 10% and 14%, payable currently in cash on either a fixed or floating rate basis. The LMM debt investments with floating interest rates will generally bear interest at the SOFR or the Prime rate, typically subject to an interest rate floor, plus a margin. In addition, certain LMM debt investments may have a form of interest that is not paid currently but is accrued and added to the loan balance and paid at maturity. MSC Income refers to this form of interest as payment-in-kind (“PIK”) interest. The Fund typically structures its LMM debt investments with the maximum seniority and collateral that it can reasonably obtain while seeking to achieve its total return target. In most cases, MSC Income’s LMM debt investment will be collateralized by a first priority lien on substantially all the assets of the portfolio company. In addition to seeking a senior secured lien position in the capital structure of its LMM portfolio companies, MSC Income seeks to limit the downside potential of its LMM debt investments by negotiating covenants that are designed to protect the LMM debt investments while affording its portfolio companies as much flexibility in managing their businesses as is reasonable. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control or change of management provisions, key-man life insurance, guarantees, equity pledges, personal guaranties, where appropriate, and put rights. In addition, MSC Income typically seeks board representation or observation rights in all of its LMM portfolio companies.
MSC Income’s Middle Market portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company and typically have a term of between three and seven years from the original investment date. The debt investments in MSC Income’s Middle Market portfolio usually have rights and protections that are similar to those in its Private Loan and LMM debt investments. The Middle Market debt investments generally have floating interest rates at the SOFR or Prime rate, typically subject to an interest rate floor, plus a margin.
Direct Equity Investments
MSC Income has also historically sought to make direct equity investments to align its interests with key management and stockholders of its LMM portfolio companies, and to allow for participation in the appreciation in the equity values of its LMM portfolio companies. MSC Income usually made its direct equity investments in connection with debt investments in its LMM portfolio companies. In addition, the Fund may have both equity warrants and direct equity positions in some of its LMM portfolio companies. MSC Income, on a combined basis together with Main Street and other investment advisory clients of the Adviser, has historically sought to maintain fully diluted equity positions in its LMM portfolio companies of 5% to 50%, and may have controlling equity interests in some instances. MSC Income has had a value orientation toward its direct equity investments and has traditionally been able to purchase its equity investments at reasonable valuations. MSC Income will also have, from time to time, the opportunity to co-invest with Main Street and the private equity funds in the equity securities of its Private Loan portfolio companies. The equity co-investment aligns its interests with those of the private equity fund and provides the Fund with the opportunity to benefit from appreciation in the equity values of its Private Loan portfolio companies.
Warrants
In connection with MSC Income’s LMM debt investments, it occasionally received equity warrants to establish or increase its equity interest in the portfolio company. Warrants that MSC Income received in connection with a debt investment typically require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, the Fund may achieve additional investment return from this equity interest. MSC Income typically structured the warrants to provide provisions protecting its rights as a minority-interest holder, as well as secured or unsecured put rights, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In certain cases, MSC Income also obtained registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.
INVESTMENT PROCESS
The Adviser’s investment committee has oversight over all aspects of MSC Income’s investment processes. The current members of the Adviser’s investment committee are Dwayne L. Hyzak, MSC Income and the Adviser’s Chief Executive Officer, David Magdol, MSC Income and the Adviser’s President and Chief Investment Officer, and Vincent D. Foster, the Chairman of Main Street’s board of directors.
The Adviser’s investment processes for portfolio investments are outlined below. The Adviser’s investment strategy involves a “team” approach, whereby potential transactions are screened by several members of the Adviser’s investment team before being presented to the investment committee. The investment committee meets on an as-needed basis depending on transaction volume. The Adviser generally categorizes MSC Income’s investment process into seven distinct stages:

Deal Generation/Origination
Deal generation and origination is maximized through the Adviser’s long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, service providers such as lawyers, financial advisors and accountants, and current and former portfolio companies and investors. The Adviser’s investment team has developed a reputation as a knowledgeable, reliable and active source of capital and assistance in these markets.
Screening
During the screening process, if a transaction initially meets MSC Income’s investment criteria, the Adviser will perform preliminary due diligence, taking into consideration some or all of the following information:
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
Upon successful screening of a proposed transaction, the investment team makes a recommendation to the investment committee. If the investment committee concurs with moving forward on the proposed transaction, MSC Income typically issues a non-binding term sheet or letter of intent to the company.
Term Sheet
For proposed transactions, the non-binding term sheet or letter of intent will include the key economic terms based upon the Adviser’s analysis performed during the screening process, as well as a proposed timeline and the Adviser’s qualitative expectation for the transaction. While the term sheet or letter of intent for investments is non-binding, MSC Income typically receives an expense deposit in order to move the transaction to the due diligence phase. Upon execution of a term sheet or letter of intent, the Adviser begins the formal due diligence process.
Due Diligence
Due diligence on a proposed investment is generally performed on materials and information obtained from certain external resources and assessed internally by a minimum of three of the Adviser’s investment professionals, who work to understand the relationships among the prospective portfolio company’s business plan, operations and financial performance using the accumulated due diligence information. The Adviser’s typical due diligence review includes some or all of the following:
•detailed review of historical and projected financial statements;
•site visits or other discussions with management and key personnel;
•in-depth industry, market, operational and strategy analysis;
•regulatory compliance analysis; and
•detailed review of the company’s management team and their capabilities.
During the due diligence process, significant attention is given to sensitivity analyses and how the company might be expected to perform given downside, base-case and upside scenarios. In certain cases, MSC Income may decide not to make an investment based on the results of the diligence process.

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
Post-Investment
The Adviser continuously monitors the status and progress of MSC Income’s portfolio companies. The Adviser generally offers managerial assistance to MSC Income’s portfolio companies, giving them access to the Adviser’s investment experience, direct industry expertise and contacts. The same investment team that was involved in the investment process will continue its involvement in the portfolio company post-investment. This provides for continuity of knowledge and allows the investment team to maintain a strong business relationship with key management of MSC Income’s portfolio companies for post-investment assistance and monitoring purposes.
As part of the monitoring process of MSC Income’s Private Loan and Middle Market portfolio investments, the investment team will analyze monthly and quarterly financial statements versus previous periods, review financial projections and review all compliance certificates and covenants. Depending upon the nature of the Private Loan and Middle Market portfolio investments, the investment team may also attend board meetings and meet and discuss issues or opportunities with the portfolio company’s management team or private equity owners; however, due to the nature of the “lender only” relationship with these Private Loan and Middle Market companies in comparison to the LMM portfolio companies, it is not practical to have as much direct management interface.
As part of the monitoring process of LMM portfolio investments, the investment team will analyze monthly and quarterly financial statements versus previous periods, review financial projections, meet and discuss issues or opportunities with management, attend board meetings and review all compliance certificates and covenants. While the investment team maintains limited involvement in the ordinary course operations of MSC Income’s LMM portfolio companies, the investment team maintains a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios.

The Adviser utilizes an internally developed investment rating system to rate the performance of each Private Loan, LMM and Middle Market portfolio company and to monitor the expected level of returns on each of MSC Income’s Private Loan, LMM and Middle Market investments in relation to the expectations for the portfolio company. The investment rating system takes into consideration various factors, including, but not limited to, each investment’s expected level of returns, the collectability of its debt investments and the ability to receive a return of the invested capital in its equity investments, comparisons to competitors and other industry participants, the portfolio company’s future outlook and other factors that are deemed to be significant to the portfolio company.
Exit Strategies/Refinancing
While MSC Income generally exits most investments through the refinancing or repayment of its debt and redemption or sale of its equity positions, the refinancing or repayment of Private Loan investments and Middle Market debt investments typically do not require the Adviser’s assistance due to the additional resources available to these larger Private Loan and Middle Market companies. The Adviser typically assists the LMM portfolio companies in developing and planning exit opportunities, including any sale or merger of its portfolio companies. The Adviser may also assist in the structure, timing, execution and transition of the exit strategy.
DETERMINATION OF NET ASSET VALUE AND INVESTMENT PORTFOLIO VALUATION PROCESS
MSC Income determines the net asset value (“NAV”) per share of its common stock on a quarterly basis. The NAV per share is equal to MSC Income’s total assets minus total liabilities divided by the total number of shares of common stock outstanding.
MSC Income is required to report its investments at fair value. As a result, the most significant determination inherent in the preparation of its consolidated financial statements is the valuation of the Investment Portfolio and the related amounts of unrealized appreciation and depreciation. MSC Income follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires MSC Income to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.
MSC Income determines in good faith the fair value of the Investment Portfolio pursuant to a valuation policy in accordance with ASC 820 and a valuation process approved by the Board of Directors and in accordance with the 1940 Act. MSC Income’s valuation policies and processes are intended to provide a consistent basis for determining the fair value of the Investment Portfolio. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of the Investment Portfolio valuation process and procedures.
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
MSC Income’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and designated the Adviser, led by a group of its executive officers (the “Valuation Committee”), to serve as the Board of Directors’ valuation designee thereunder. Pursuant to the Valuation Procedures, MSC Income undertakes a multi-step process each quarter in connection with determining the fair value of its investments.

The following outlines MSC Income’s valuation process as established under the Valuation Procedures:
•The Fund’s quarterly process begins with an initial valuation of each portfolio investment performed by the Adviser’s valuation team consisting of several professionals who apply the appropriate valuation methodology depending on the type of investment.
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
•A nationally recognized independent financial advisory services firm analyzes and provides observations, recommendations and an assurance certification regarding the determinations of the fair value for the majority of the portfolio companies on a rotational basis.
•After incorporating commentary by the Valuation Committee and review of recommendations provided by the independent financial advisory services firm, valuation results are finalized and approved by the Valuation Committee.
•The Board of Directors oversees the process through its Audit Committee in accordance with Rule 2a-5 under the 1940 Act pursuant to the Valuation Procedures.
Determination of fair value involves subjective judgments and estimates. The notes to the Fund’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on its financial results and financial condition.
COMPETITION
MSC Income competes for investments with a number of investment funds (including private equity funds, debt funds, mezzanine funds, collateralized loan obligation funds, or CLOs, BDCs and small business investment companies (“SBICs”)), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of the entities that compete with MSC Income are larger and have more resources available to them. MSC Income believes it is able to be competitive with these entities primarily on the basis of the experience and contacts of the Adviser’s management team and the Fund’s ability to co-invest with Main Street and other advisory clients of the Adviser, the less competitive nature of the market for companies described in the Private Loan investment strategy, the Adviser’s responsive and efficient investment analysis and decision-making processes, MSC Income’s comprehensive suite of customized financing solutions and the investment terms it offers.
MSC Income believes that some of its competitors make senior secured loans, junior secured loans and subordinated debt investments with interest rates and returns that are comparable to or lower than the rates and returns that the Fund targets. Therefore, MSC Income does not seek to compete primarily on the interest rates and returns that it offers to potential portfolio companies. For additional information concerning the competitive risks MSC Income faces, see Item 1A. Risk Factors — Risks Related to MSC Income's Business and Structure — MSC Income faces increasing competition for investment opportunities.
HUMAN CAPITAL
MSC Income does not currently have any employees and does not expect to have any employees in the future. Services necessary for the operation of the business are provided by individuals who are employees of Main Street, which wholly-owns the Adviser, pursuant to the terms of the Advisory Agreement. Each of MSC Income’s executive officers is an employee of Main Street. The Fund’s day-to-day investment activities are managed by the Adviser. The services necessary for the origination and monitoring of the Investment Portfolio are provided by investment professionals of the Adviser, who are all employed by Main Street. As of December 31, 2025, Main Street had 110 employees, 57 of whom it categorizes as investment and portfolio management professionals, and the others include operations professionals and administrative staff. Because MSC Income has no employees, it does not have a formal employee relations policy.

REGULATION
Regulation as a Business Development Company
MSC Income has elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the members of the board of directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that a BDC may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless approved by a majority of its outstanding voting securities.
The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of MSC Income’s outstanding voting securities are present or represented by proxy or (ii) more than 50% of the Fund’s outstanding voting securities.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to MSC Income’s business are any of the following:
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
(2)Securities of any eligible portfolio company that MSC Income “controls,” as that term is defined in the 1940 Act.
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
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and MSC Income already owns 60% of the outstanding equity of the eligible portfolio company.
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
Temporary Investments
Prior to investing in “qualifying assets,” as described above, MSC Income’s investments may consist of cash, cash equivalents, U.S. government securities and high-quality debt securities maturing in one year or less from time of investment therein, so that 70% of the Fund’s assets are qualifying assets.
Senior Securities
Prior to 2018 legislation that modified the asset coverage requirements of the 1940 Act, MSC Income was permitted, as a BDC, to issue senior securities only in amounts such that its asset coverage, or BDC asset coverage ratio, as defined in the 1940 Act, equaled at least 200% of all debt and/or senior stock immediately after each such issuance. However, 2018 legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur such that a BDC’s asset coverage ratio could be reduced from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On January 29, 2025, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board of Directors, approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio applicable to MSC Income decreased from 200% to 150%, effective January 29, 2026.
In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), MSC Income must generally include provisions in the documents governing new senior securities to prohibit any cash distribution to its stockholders or the repurchase of such securities or shares unless it meets the applicable asset coverage ratios at the time of the distribution or repurchase. MSC Income may also borrow amounts up to 5% of the value of its total assets for temporary or emergency purposes without regard to asset coverage with such borrowings not constituting senior securities for purposes of the asset coverage ratio requirements of the 1940 Act. A loan is presumed to be for temporary purposes if it is repaid within sixty days and not extended or renewed. For a discussion of the risks associated with leverage, see Item 1A. Risk Factors — Risks Related to Leverage, including, without limitation, — Because MSC Income borrows money, the potential for gain or loss on amounts invested in MSC Income is magnified and may increase the risk of such investment.
Common Stock
MSC Income is not generally able to issue and sell its common stock at a price below NAV per share. MSC Income may, however, sell its common stock, warrants, options or rights to acquire its common stock, at a price below the current NAV of the common stock if the Board of Directors determines that such sale is in its best interests and that of its stockholders, and its stockholders approve such sale. In any such case, the price at which its securities are to be issued and sold may not be less than a price which, in the determination of the Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). At the 2025 Annual Meeting of Stockholders, MSC Income received approval from its stockholders to have the flexibility, with the approval of the Board of Directors, to offer and sell shares of its common stock at a price below the current NAV per share until September 9, 2026. The Fund may also seek such authorization at future annual or special meetings of stockholders. Any decision to sell shares of MSC Income’s common stock below the then current NAV per share of the common stock would be subject to the determination by the Board of Directors that such issuance is in the Fund’s and its stockholders’ best interests.

In conjunction with the MSC Income Listing, the Fund entered into a share repurchase plan to purchase up to $65.0 million in the aggregate of its common stock in the open market for a twelve-month period beginning in March 2025, at times when the market price per share of its common stock is trading below the most recently reported NAV per share of its common stock by certain pre-determined levels (including any updates, corrections or adjustments publicly announced by MSC Income to any previously announced NAV per share). See Note G — Share Repurchases in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information on the share repurchase plan and shares repurchased thereunder during the year ended December 31, 2025.
Code of Ethics
MSC Income has adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by MSC Income, so long as such investments are made in accordance with the code’s requirements. The code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.
Proxy Voting Policies and Procedures
MSC Income votes proxies relating to its portfolio securities in a manner in which it believes is consistent with the best interest of its stockholders. MSC Income reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by the Fund. Although MSC Income generally votes against proposals that it expects would have a negative impact on its portfolio securities, the Fund may vote for such a proposal if there exists compelling long-term reasons to do so.
MSC Income’s proxy voting decisions relating to its portfolio securities are made by the investment team which is responsible for monitoring each individual investment. To ensure that the vote is not the product of a conflict of interest, MSC Income requires that anyone involved in the decision-making process discloses to the chief compliance officer any potential conflict regarding a proxy vote of which he or she is aware.
Stockholders may obtain information, without charge, regarding how MSC Income voted proxies with respect to its portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056.
Other 1940 Act Regulations
MSC Income is also prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of the Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.
MSC Income is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect it against larceny and embezzlement. Furthermore, as a BDC, MSC Income is prohibited from protecting any director or officer against any liability to the Fund or its stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
MSC Income and the Adviser are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures no less frequently than annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering the policies and procedures.
MSC Income may be periodically examined by the SEC for compliance with the 1940 Act.
Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance
MSC Income is subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, the Fund is subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:
•pursuant to Rule 13a-14 of the Exchange Act, MSC Income’s Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the consolidated financial statements contained in the Fund’s periodic reports;

•pursuant to Item 307 of Regulation S-K, the periodic reports are required to disclose MSC Income’s conclusions about the effectiveness of its disclosure controls and procedures;
•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting, and our independent registered public accounting firm separately audits our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Fund’s periodic reports must disclose whether there were significant changes in its internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The New York Stock Exchange Corporate Governance Regulations

The NYSE has adopted corporate governance standards that listed companies must comply with. MSC Income believes it is in compliance with such corporate governance listing standards. MSC Income intends to monitor its compliance with all future listing standards and to take all necessary actions to ensure that it stays in compliance.
Investment Adviser Regulations
The Adviser is subject to regulation under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act establishes, among other things, recordkeeping and reporting requirements, disclosure requirements, limitations on transactions between the adviser’s account and an advisory client’s account, limitations on transactions between the accounts of advisory clients, and general anti-fraud prohibitions. The Adviser may be examined by the SEC from time to time for compliance with the Advisers Act.
Taxation as a Regulated Investment Company
MSIF has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. MSIF’s taxable income includes the taxable income generated by MSIF and certain of its subsidiaries, which are treated as disregarded entities for tax purposes. As a RIC, MSIF generally will not pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders as dividends. To qualify as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, the Fund must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income,” which is generally its net ordinary taxable income plus the excess of realized net short-term capital gains over realized net long-term capital losses, and 90% of its tax-exempt income (the “Annual Distribution Requirement”). As part of maintaining RIC status, undistributed taxable income (subject to a 4% non-deductible U.S. federal excise tax) pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or prior to the later of (i) filing of the U.S. federal income tax return for the applicable fiscal year or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated.
For any taxable year in which MSC Income qualifies as a RIC and satisfies the Annual Distribution Requirement, the Fund will not be subject to U.S. federal income tax on the portion of its income or capital gains it distributes (or are deemed to distribute) to stockholders. The Fund will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to its stockholders.
The Fund is subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income unless it distributes in a timely manner an amount at least equal to the sum of (1) 98% of its net ordinary taxable income for each calendar year, (2) 98.2% of its capital gain net income for the one-year period ending December 31 in that calendar year and (3) any taxable income recognized, but not distributed, in preceding years on which it paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). Dividends declared and paid by the Fund in a year will generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, exclude amounts carried over into the following year, and include the distribution of prior year taxable income carried over into and distributed in the current year. For amounts it carries over into the following year, the Fund will be required to pay the 4% U.S. federal excise tax on the excess of 98% of its annual investment company taxable income and 98.2% of its capital gain net income over distributions for the year.

In order to qualify as a RIC for U.S. federal income tax purposes, MSC Income must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of its gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to its business of investing in such stock or securities (the “90% Income Test”); and
•diversify its holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of its assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of its assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by the Fund and that are engaged in the same or similar or related trades or businesses or (iii) of certain “qualified publicly traded partnerships” (collectively, the “Diversification Tests”).
In order to comply with the 90% Income Test, MSC Income formed the Taxable Subsidiaries as wholly-owned taxable subsidiaries for the primary purpose of permitting the Fund to own equity interests in portfolio companies which are “pass-through” entities for tax purposes. Absent the taxable status of the Taxable Subsidiaries, a portion of the gross income from such portfolio companies would flow directly to the Fund for purposes of the 90% Income Test. To the extent such income did not consist of income derived from securities, such as dividends and interest, it could jeopardize the Fund’s ability to qualify as a RIC and, therefore, cause the Fund to incur significant U.S. federal income taxes. The Taxable Subsidiaries are consolidated with MSC Income for generally accepted accounting principles in the United States of America (“U.S. GAAP”) purposes and are included in its consolidated financial statements, and the portfolio investments held by the Taxable Subsidiaries are included in its consolidated financial statements. The Taxable Subsidiaries are not consolidated with MSIF for income tax purposes and may generate income tax expense, or benefit, as a result of their ownership of the portfolio investments. The income tax expense, or benefit, if any, and any related tax assets and liabilities, are reflected in its consolidated financial statements.
MSC Income may be required to recognize taxable income in circumstances in which it does not receive cash. For example, if it holds debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants and debt securities invested in at a discount to par), MSC Income must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Fund in the same taxable year. MSC Income may also have to include in income other amounts that it has not yet received in cash such as PIK interest, cumulative dividends or amounts that are received in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in the investment company taxable income for the year of accrual, MSC Income may be required to make a distribution to its stockholders in order to satisfy the Annual Distribution Requirement, even though it will not have received any corresponding cash amount.
Although MSC Income does not presently expect to do so, it is authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, MSC Income is not permitted to make distributions to its stockholders in certain circumstances while its debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See Regulation — Regulation as a Business Development Company — Senior Securities. Moreover, the Fund’s ability to dispose of assets to meet its distribution requirements may be limited by (1) the illiquid nature of its portfolio and/or (2) other requirements relating to its status as a RIC, including the Diversification Tests. If the Fund disposes of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, it may make such dispositions at times that, from an investment standpoint, are not advantageous.

MSC Income may distribute taxable dividends that are payable in part in its stock. Under certain applicable provisions of the Code and the U.S. Department of the Treasury (“Treasury”) regulations, distributions payable by the Fund in cash or in shares of stock (at the stockholders’ election) would satisfy the Annual Distribution Requirement. The Internal Revenue Service (“IRS”) has issued guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. According to this guidance, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, stock, or a combination thereof) as (i) ordinary income (including any qualified dividend income that, in the case of a noncorporate stockholder, may be eligible for the same reduced maximum tax rate applicable to long-term capital gains to the extent such distribution is properly reported as qualified dividend income and such stockholder satisfies certain minimum holding period requirements with respect to MSC Income’s stock) or (ii) long-term capital gain (to the extent such distribution is properly reported as a capital gain dividend), to the extent of its current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of MSC Income’s stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, the Fund may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of MSC Income’s stockholders determine to sell shares of its stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of its stock.
Failure to Qualify as a RIC
If MSC Income fails to satisfy the 90% Income Test or the Diversification Tests for any taxable year, it may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require the Fund to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). MSC Income cannot assure you that it will qualify for any such relief should it fail the 90% Income Test or the Diversification Tests.
If MSC Income were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, it would be subject to tax on all of its taxable income at regular corporate rates. MSC Income would not be able to deduct distributions to stockholders, nor would it be required to make distributions. If the Fund were subject to tax on all of its taxable income at regular corporate rates, then distributions it makes after being subject to such tax would be taxable to its stockholders and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the maximum 20% rate (plus a 3.8% Medicare surtax, if applicable) applicable to qualified dividends to the extent of its current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate taxpayers would be eligible for a dividends-received deduction on distributions they receive. Distributions in excess of MSC Income’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, MSC Income would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which it failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, MSC Income could be subject to tax on any unrealized net built-in gains in the assets held by the Fund during the period in which it failed to qualify as a RIC that are recognized within the subsequent five years, unless it made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of its requalification as a RIC.
Item 1A. Risk Factors
Investing in MSC Income’s securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in MSC Income’s securities. The risks set out below are not the only risks MSC Income faces. Additional risks and uncertainties not presently known or not presently deemed material might also impair MSC Income’s operations and performance. If any of the following events occur, MSC Income’s business, financial condition and results of operations could be materially and adversely affected. In such case, MSC Income’s NAV, the trading price of its common stock and the value of its other securities could decline, and you may lose all or part of your investment.
SUMMARY OF RISK FACTORS
The following is a summary of the principal risk factors associated with an investment in MSC Income’s securities. Further details regarding each risk included in the below summary list can be found further below.

Risks Related to MSC Income’s Business and Structure
•Because the Investment Portfolio is recorded at fair value, there is and will continue to be uncertainty as to the value of MSC Income’s portfolio investments.
•MSC Income’s financial condition and results of operations depends on the Adviser’s ability to effectively manage and deploy capital.
•MSC Income is subject to risks associated with the interest rate environment and changes in interest rates will affect its cost of capital, net investment income and the value of its investments.
•MSC Income faces increasing competition for investment opportunities.
•MSC Income is dependent upon the Adviser’s key investment personnel, who are provided by Main Street, for its future success.
•MSC Income’s success depends on Main Street’s ability to attract and retain qualified personnel in a competitive environment.
•MSC Income may not replicate the historical results achieved by Main Street or by other advisory clients of the Adviser.
•MSC Income’s business model depends to a significant extent upon strong referral relationships maintained by Main Street and the Adviser.
Risks Related to MSC Income’s Investments
•The types of portfolio companies in which MSC Income invests involve significant risks and MSC Income could lose all or part of its investment.
•Economic recessions or downturns could impair MSC Income’s portfolio companies’ performance and certain material defaults by such portfolio companies could harm MSC Income’s operating results.
•Rising credit spreads could affect the value of MSC Income’s investments, and rising interest rates make it more difficult for portfolio companies to make periodic payments on their loans.
•Inflation could adversely affect the business, results of operations and financial condition of MSC Income’s portfolio companies.
•Changes to U.S. tariff, trade and economic policies may have a negative effect on MSC Income’s portfolio companies and, in turn, harm MSC Income.
•MSC Income may be exposed to higher risks with respect to its investments that include original issue discount or PIK interest.
•The lack of liquidity in MSC Income’s investments may adversely affect its business.
•MSC Income may not have the funds or ability to make additional investments in its portfolio companies.
•MSC Income generally will not control its portfolio companies.
•Certain material defaults by its portfolio companies could harm MSC Income’s operating results.
•Any unrealized depreciation that MSC Income experiences in the Investment Portfolio may be an indication of future realized losses, which could reduce income and gains available for distribution.
•Prepayments of MSC Income’s debt investments by its portfolio companies could adversely impact its results of operations and reduce its return on equity.
Risks Related to Leverage
•Because MSC Income borrows money, the potential for gain or loss on amounts invested in MSC Income is magnified and may increase the risk of such investment.
•Substantially all of MSC Income’s assets are subject to security interests under its senior securities, and if MSC Income defaults on its obligations under its senior securities, it may suffer adverse consequences, including foreclosure on its assets.
•MSC Income is subject to risks associated with any revolving credit facility that utilizes a Structured Subsidiary as MSC Income’s interests in any Structured Subsidiary are subordinated and MSC Income could be prevented from receiving cash on its equity interests from a Structured Subsidiary.
Risks Related to the Adviser and its Affiliates
•The Adviser has conflicts of interest that may create an incentive for the Adviser to enter into investments that are riskier or more speculative than would otherwise be the case and the Adviser may have an incentive to increase portfolio leverage in order to earn higher management fees.
•MSC Income may be obligated to pay the Adviser incentive compensation even if MSC Income incurs a net loss due to a decline in the value of the Investment Portfolio.
•The Adviser may face conflicts of interest in allocating investment opportunities between MSC Income, Main Street and the other advisory clients of the Adviser.

Risks Related to BDCs
•Operating under the constraints imposed on MSC Income as a BDC and RIC may hinder the achievement of its investment objectives.
Risks Related to MSC Income’s Securities
•Investing in MSC Income’s securities may involve a high degree of risk.
•Shares of closed-end investment companies, including BDCs such as MSC Income, may trade at a discount to their NAV per share.
•The market price of MSC Income’s securities may be volatile and fluctuate significantly.
•MSC Income may not be able to pay distributions to its stockholders, its distributions may not grow over time and a portion of distributions paid to its stockholders may be a return of capital.
Federal Income Tax Risks
•MSC Income will be subject to corporate-level U.S. federal income tax if it is unable to qualify as a RIC under Subchapter M of the Code.
•MSC Income may have difficulty paying the distributions required to maintain RIC tax treatment under the Code if it recognizes income before or without receiving cash representing such income.
General Risk Factors
•Events outside of MSC Income’s control, including public health crises, supply chain disruptions and inflation, could negatively affect MSC Income and its portfolio companies and the results of MSC Income’s operations.
•Market conditions may materially and adversely affect debt and equity capital markets in the U.S. and abroad, which may have a negative impact on MSC Income’s business and operations.
•The failure in cybersecurity systems, as well as the occurrence of events unanticipated in MSC Income’s and the Adviser’s disaster recovery systems and management continuity planning could impair MSC Income’s ability to conduct business effectively.
•MSC Income is highly dependent on information systems and systems failures could significantly disrupt its business, which may, in turn, negatively affect the market price of its common stock and its ability to pay dividends.
•Failure to comply with applicable laws or regulations and changes in laws or regulations governing MSC Income’s operations may adversely affect its business or cause it to alter its business strategy.
•Uncertainty about presidential administration initiatives could negatively impact MSC Income’s business, financial condition and results of operations.
RISKS RELATED TO MSC INCOME’S BUSINESS AND STRUCTURE
Because the Investment Portfolio is recorded at fair value, there is and will continue to be uncertainty as to the value of MSC Income’s portfolio investments.
Under the 1940 Act, MSC Income is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined by MSC Income pursuant to the Valuation Procedures. Typically, there is not a public market for the securities of the privately held companies in which MSC Income invests through the Private Loan investment strategy and in the LMM investment portfolio. As a result, MSC Income values these securities quarterly at fair value based on inputs from management and a nationally recognized independent financial advisory services firm (on a rotational basis) pursuant to the Valuation Procedures. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of the Valuation Procedures.

The determination of fair value and consequently, the amount of unrealized gains and losses in the Investment Portfolio, are to a certain degree, subjective and dependent on the Valuation Procedures. Certain factors that may be considered in determining the fair value of investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of securities in privately held companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, fair value determinations may cause MSC Income’s NAV on a given date to materially understate or overstate the value that MSC Income may ultimately realize on one or more of its investments. As a result, investors purchasing MSC Income’s securities based on an overstated NAV would pay a higher price than the value such investments might warrant. Conversely, investors selling MSC Income’s securities during a period in which the NAV understates the value of MSC Income’s investments may receive a lower price for their securities than the value such investments might warrant.
MSC Income’s financial condition and results of operations depends on the Adviser’s ability to effectively manage and deploy capital.
MSC Income’s ability to achieve its investment objective of maximizing its Investment Portfolio’s total return, primarily by generating current income from its debt investments and, to a lesser extent, by generating current income and capital appreciation from its equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company, depends on the Adviser’s ability to effectively manage and deploy capital, which depends, in turn, on the Adviser’s investment team’s ability to identify, evaluate and monitor, and MSC Income’s ability to finance and invest in, companies that meet MSC Income’s investment criteria.
Accomplishing MSC Income’s investment objective on a cost-effective basis is largely a function of the Adviser’s investment team’s handling of the investment process, its ability to provide competent, attentive and efficient services and MSC Income’s access to investments offering acceptable terms. In addition to monitoring the performance of MSC Income’s existing investments, members of the Adviser’s investment team are also called upon, from time to time, to provide managerial assistance to some of MSC Income’s portfolio companies. These demands on their time may distract them or slow the rate of investment.
Even if the Adviser is able to grow and build upon its investment operations, any failure to manage growth effectively could have a material adverse effect on MSC Income’s business, financial condition, results of operations and prospects. The results of operations will depend on many factors, including the availability of opportunities for investment, readily accessible short- and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if the Adviser cannot successfully operate its business or implement MSC Income’s investment policies and strategies as described herein, MSC Income’s ability to pay dividends could be negatively impacted.
MSC Income is subject to risks associated with the interest rate environment and changes in interest rates will affect its cost of capital, net investment income and the value of its investments.
To the extent MSC Income borrows money or issues debt securities or preferred stock to make investments, its net investment income will depend, in part, upon the difference between the rate at which it borrows funds or pays interest or dividends on such debt securities or preferred stock and the rate at which MSC Income invests these funds. In addition, many of MSC Income’s debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of these investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on net investment income. In periods of rising interest rates, cost of funds will increase because the interest rates on the amounts borrowed under the Credit Facilities (as defined in the Liquidity and Capital Resources section below) are floating, and any new fixed rate debt may be issued at higher coupon rates, which could reduce net investment income to the extent any debt investments have either fixed interest rates, or in periods when debt investments with floating interest rates are subject to an interest rate floor above then current levels. In periods of declining interest rates, interest income and net investment income could be reduced as the interest income earned on floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. See further discussion and analysis at Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
MSC Income can use interest rate risk management techniques in an effort to limit exposure to interest rate fluctuations. Such techniques could include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities could limit MSC Income’s ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on MSC Income’s business, financial condition and results of operations.

An increase in the market pricing of the spreads charged over index rates on floating rate investments could lead to a decline in the fair value of the debt securities MSC Income owns, which would adversely affect its NAV. Also, an increase in interest rates available to investors could make an investment in MSC Income’s common stock less attractive if MSC Income is not able to increase its dividends, which could reduce the value of its common stock.
MSC Income faces increasing competition for investment opportunities.
MSC Income competes for investments with other investment funds (including private equity funds, debt funds, mezzanine funds, collateralized loan obligation funds, or CLOs, BDCs and SBICs), as well as traditional financial services companies such as commercial banks and other sources of funding. Many competitors are substantially larger and have considerably greater financial, technical and marketing resources than MSC Income does. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to MSC Income. In addition, some of MSC Income’s competitors may have higher risk tolerances or different risk assessments. These characteristics could allow competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than MSC Income is able to do. MSC Income may lose investment opportunities if it does not match competitors’ pricing, terms and structure. If MSC Income is forced to match competitors’ pricing, terms and structure, it may not be able to achieve acceptable returns on its investments or may bear substantial risk of capital loss. Furthermore, many of MSC Income’s competitors are not subject to the regulatory restrictions that the 1940 Act imposes on BDCs such as MSC Income.
MSC Income is dependent upon the Adviser’s key investment personnel, who are provided by Main Street, for its future success.
MSC Income depends on the members of the Adviser’s investment team, particularly Dwayne L. Hyzak, David L. Magdol, Jesse E. Morris, Nicholas T. Meserve and the Adviser’s other Managing Directors, for the identification, review, final selection, structuring, closing and monitoring of investments. These individuals have significant investment expertise and relationships that MSC Income relies on to implement its business plan. Although MSC Income’s executive officers and other key personnel have entered into non-compete arrangements with Main Street, MSC Income cannot guarantee that any of these individuals will remain available to it. If MSC Income loses the services of the individuals mentioned above, it may not be able to operate its business as expected, and its ability to compete could be harmed, which could cause operating results to suffer. Main Street and the Adviser have entered into a sharing agreement pursuant to which Main Street provides the Adviser with investment professionals and access to its resources. Because the Adviser does not have any employees, it depends solely on the investment professionals provided to it by Main Street pursuant to the sharing agreement for its infrastructure, business relationships and management expertise in connection with its provision of investment advisory services to MSC Income.
MSC Income’s success depends on Main Street’s ability to attract and retain qualified personnel in a competitive environment.
MSC Income’s success will require that Main Street is able to attract and retain new investment and administrative personnel in a competitive market. Because Main Street provides the Adviser with investment professionals, Main Street’s ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, Main Street’s ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds, debt funds and mezzanine funds) and traditional financial services companies, with which the Adviser competes for experienced personnel have greater resources than the Adviser and Main Street.
The competitive environment for qualified personnel may require the Main Street to take certain measures to ensure that it is able to attract and retain experienced personnel. Such measures may include increasing the attractiveness of Main Street’s overall compensation packages, altering the structure of its compensation packages through the use of additional forms of compensation, or other steps. The inability of Main Street to attract and retain experienced personnel would have a material adverse effect on MSC Income’s business.
MSC Income may not replicate the historical results achieved by Main Street or by other advisory clients of the Adviser.

Although MSC Income’s investment strategy partially overlaps with the investment strategy of Main Street, the parent company of the Adviser, MSC Income cannot assure stockholders that it will be able to replicate the historical results achieved by Main Street or other advisory clients of the Adviser. Because of the differences in MSC Income’s business structure, investment strategy and portfolio composition, its investment returns could be substantially lower than the returns achieved by Main Street or other investment advisory clients of the Adviser in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions that may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on MSC Income’s future performance.
MSC Income’s business model depends to a significant extent upon strong referral relationships maintained by Main Street and the Adviser.
MSC Income expects that members of the Adviser’s management team will maintain their relationships with intermediaries, private equity fund sponsors, financial institutions, investment bankers, commercial bankers, financial advisors, attorneys, accountants, consultants and other individuals within MSC Income’s network, and MSC Income will rely to a significant extent upon these relationships to provide it with potential investment opportunities. If the Adviser’s management team fails to maintain its existing relationships or develop new relationships with sources of investment opportunities, MSC Income will not be able to grow the Investment Portfolio. In addition, individuals with whom members of the Adviser’s management team have relationships are not obligated to provide it with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for MSC Income.
The Board of Directors may change MSC Income’s investment objective, operating policies, investment criteria and strategies without prior notice or stockholder approval, the effects of which may be adverse.
The Board of Directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive MSC Income’s investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval. However, absent stockholder approval, MSC Income may not change the nature of its business so as to cease to be regulated or withdraw its election as a BDC. MSC Income cannot predict the effect any changes to its investment objective, current operating policies, investment criteria and strategies would have on its business, NAV, operating results and value of its stock. However, the effects might be material and adverse, which could negatively affect MSC Income’s business and impair its ability to pay interest and principal payments to holders of its debt instruments and to make distributions to its stockholders and cause its investors to lose all or part of their investment in MSC Income.
MSC Income is a non-diversified investment company within the meaning of the 1940 Act, and therefore it is not limited with respect to the proportion of its assets that may be invested in securities of a single issuer.
MSC Income is classified as a non-diversified investment company within the meaning of the 1940 Act, which means that it is not limited by the 1940 Act with respect to the proportion of assets that it may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, MSC Income is not subject to this requirement. To the extent that MSC Income assumes large positions in the securities of a small number of issuers, its NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. MSC Income may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond its RIC asset diversification requirements and any requirements under its financing arrangements, MSC Income does not have fixed guidelines for diversification, and its investments could be concentrated in relatively few portfolio companies. See Risk Factors — Federal Income Tax Risks — MSC Income will be subject to corporate-level U.S. federal income tax if it is unable to qualify as a RIC under Subchapter M of the Code. Although MSC Income has historically operated as a non-diversified investment company within the meaning of the 1940 Act, the Investment Portfolio may, from time to time, be comprised of assets that could permit MSC Income to qualify as a “diversified” investment company under the 1940 Act. To the extent that MSC Income operates as a non-diversified investment company, it may be subject to greater risk.
MSC Income and its portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Cash held by MSC Income and by its portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, MSC Income or its portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect MSC Income and its portfolio companies’ business, financial condition, results of operations and prospects.
Although MSC Income assesses its portfolio companies’ banking relationships as it believes necessary or appropriate, MSC Income and its portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize MSC Income’s respective current and projected future business operations could be significantly impaired by factors that affect MSC Income or its portfolio companies, the financial institutions with which MSC Income or its portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which MSC Income or its portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for MSC Income or its portfolio companies to acquire financing on acceptable terms or at all.
MSC Income is subject to risks related to corporate social responsibility.
MSC Income’s business faces public scrutiny related to environmental, social and governance activities. MSC Income risks damage to its brand and reputation if it or the Adviser fail to act responsibly in a number of areas, such as environmental stewardship, support for local communities, corporate governance and transparency and considering such factors in their investment processes. Adverse incidents with respect to these activities could impact the value of MSC Income’s brand, the cost of its operations and relationships with investors, all of which could adversely affect business and results of operations. Additionally, new regulatory initiatives related to environmental, social and governance matters could adversely affect MSC Income’s business.
MSC Income’s bylaws include an exclusive forum selection provision, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with MSC Income’s directors, officers or other agents.
MSC Income’s bylaws provide that, unless MSC Income consents in writing to the selection of a different forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, shall be, except for any claims made under the federal U.S. securities laws, the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of MSC Income, (b) any action asserting a claim of breach of any duty owed by a director or officer or other agent of MSC Income to MSC Income or to its stockholders, (c) any action asserting a claim against MSC Income or any director or officer or other agent of MSC Income arising pursuant to any provision of the Maryland General Corporation Law, MSC Income’s articles of amendment and restatement or its bylaws, or (d) any action asserting a claim against MSC Income or any director or officer or other agent of MSC Income that is governed by the internal affairs doctrine. Such provision does not apply to any claims, suits, actions or proceedings arising under the federal securities laws. This provision may increase costs for stockholders in bringing a claim against MSC Income or its directors, officers or other agent. Any person or entity purchasing or otherwise acquiring any interest in shares of MSC Income’s capital will be deemed, to the fullest extent permitted by law, to have notice of and consented to these exclusive forum provisions. The exclusive forum selection provision in the bylaws may limit stockholders’ ability to obtain a favorable judicial forum for disputes with MSC Income or its directors, officers or other agent, which may discourage lawsuits against MSC Income and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, MSC Income may incur additional costs associated with resolving such action in another forum, which could materially adversely affect MSC Income’s business, financial condition and results of operations.
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
RISKS RELATED TO MSC INCOME’S INVESTMENTS
The types of portfolio companies in which MSC Income invests involve significant risks and MSC Income could lose all or part of its investment.
Investing in the types of companies that comprise MSC Income’s portfolio companies exposes it to a number of significant risks. Among other things, these companies:
•may have limited financial resources and may be unable to meet their obligations under their debt instruments that MSC Income holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of MSC Income realizing any guarantees from subsidiaries or affiliates of portfolio companies that MSC Income may have obtained in connection with its investment, as well as a corresponding decrease in the value of its investments;
•may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, termination or significant under-performance of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on MSC Income;
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition. MSC Income is required to rely on the ability of the Adviser’s management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If MSC Income is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and may lose all or part of such investment.
In addition, certain of MSC Income’s officers and directors may serve as directors on the boards of its portfolio companies. To the extent that litigation arises out of MSC Income’s investments in these companies, its officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through MSC Income’s indemnification of such officers and directors) and the diversion of management time and resources.
Economic recessions or downturns could impair MSC Income’s portfolio companies’ performance and certain material defaults by such portfolio companies could harm MSC Income’s operating results.

Many of MSC Income’s portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay MSC Income’s loans during these periods. Therefore, the number of non-performing assets are likely to increase and the value of the Investment Portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of the loans MSC Income makes to its portfolio companies and the value of any equity investments MSC Income makes in its portfolio companies. A severe recession could further decrease the value of such collateral and result in losses of value in the Investment Portfolio and a decrease in revenues, net income, assets and net worth. Economic slowdowns or recessions could lead to financial losses in the Investment Portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase MSC Income’s funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to MSC Income. These events could prevent MSC Income from maintaining or increasing the level of its investments and harm its operating results.
Any deterioration of general economic conditions could lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on MSC Income’s performance and financial results, and the value and the liquidity of its investments. In an economic downturn, MSC Income could have non-performing assets or an increase in non-performing assets, and MSC Income anticipates that the value of the Investment Portfolio would decrease during these periods. Failure to satisfy financial or operating covenants imposed by lenders, including MSC Income’s, to a portfolio company could lead to defaults and, potentially, acceleration of payments on such loans and foreclosure on the assets representing collateral for the portfolio company’s obligations. Cross default provisions under other agreements could be triggered and thus limit the portfolio company’s ability to satisfy its obligations under any debt held by MSC Income and affect the value of any securities MSC Income owns. MSC Income expects it would incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a portfolio company following or in anticipation of a default.
Rising credit spreads could affect the value of MSC Income’s investments, and rising interest rates make it more difficult for portfolio companies to make periodic payments on their loans.
Some of MSC Income’s portfolio investments are debt securities that bear interest at variable rates and may be negatively affected by changes in market interest rates. Rising interest rates make it more difficult for borrowers to repay debt, which could increase the risk of payment defaults and cause the portfolio companies to defer or cancel needed investment. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on MSC Income’s business, financial condition, results of operations and cash flows. The value of MSC Income’s securities could also be reduced from an increase in market credit spreads as rates available to investors could make an investment in MSC Income’s securities less attractive than alternative investments.
Conversely, decreases in market interest rates could negatively impact the interest income from MSC Income’s variable rate debt investments while the interest it pays on fixed rate debt securities does not change. A decrease in market interest rates may also have an adverse impact on MSC Income’s returns by requiring it to accept lower yields on its debt investments and by increasing the risk that portfolio companies will prepay MSC Income’s debt investments, resulting in the need to redeploy capital at potentially lower rates.
Inflation could adversely affect the business, results of operations and financial condition of MSC Income’s portfolio companies.
Certain of MSC Income’s portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay dividends on MSC Income’s equity investments and/or interest and principal on its loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in MSC Income’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of those investments could result in future realized or unrealized losses and therefore reduce MSC Income’s net increase (decrease) in net assets resulting from operations.
Changes to U.S. tariff, trade and economic policies may have a negative effect on MSC Income’s portfolio companies and, in turn, harm MSC Income.

The U.S. has enacted, and subsequently rescinded and/or temporarily suspended, significant tariffs against certain countries, prompting reciprocal tariffs against the U.S. Additionally, the current U.S. presidential administration and the U.S. Congress have directed various federal agencies to further evaluate other key aspects of U.S. trade and economic policies, including changes to domestic fiscal policies aimed at reducing U.S. federal expenditures, and there has been ongoing discussion and commentary regarding further potential significant changes to such tariff, trade and economic policies. These developments, and the perception that further material changes may occur or continue to occur, have contributed to volatility in global financial markets and may have a material adverse effect on global economic conditions. This may significantly reduce global trade, affect the ability of businesses to procure new or extend existing government contracts and have other negative impacts on U.S. businesses. Any of these factors could depress economic activity and may restrict MSC Income’s portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact MSC Income.
MSC Income may be exposed to higher risks with respect to its investments that include original issue discount or PIK interest.
MSC Income’s investments may include original issue discount and contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent original issue discount or PIK interest constitute a portion of its income, MSC Income is exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
•original issue discount and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;
•cash distributions paid to investors representing original issue discount income may be effectively paid from offering proceeds or borrowings during any given period; thus, although the source for the cash used to pay a distribution of original issue discount income may come from the cash invested by investors, or MSC Income’s borrowings, the 1940 Act does not require that investors be given notice of this fact;
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
The lack of liquidity in MSC Income’s investments may adversely affect its business.
MSC Income generally invests in companies whose securities are not publicly traded and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for MSC Income to sell these investments when desired. In addition, if MSC Income is required to liquidate all or a portion of the Investment Portfolio quickly, MSC Income may realize significantly less than the value at which it had previously recorded these investments. As a result, MSC Income does not expect to achieve liquidity in its investments in the near-term. The illiquidity of most of MSC Income’s investments may make it difficult for its to dispose of them at a favorable price and, as a result, MSC Income may suffer losses.
MSC Income may not have the funds or ability to make additional investments in its portfolio companies.
MSC Income may not have the funds or ability to make additional investments in its portfolio companies. After its initial investment in a portfolio company, MSC Income may be called upon from time to time to provide additional funds to such company or have the opportunity to increase its investment through the extension of additional loans, the exercise of a warrant to purchase equity securities, or the funding of additional equity investments. There is no assurance that MSC Income will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for MSC Income to increase its participation in a successful operation, may reduce MSC Income’s ability to protect an existing investment or may reduce the expected yield on the investment.
MSC Income generally will not control its portfolio companies.

MSC Income does not, and does not expect to, control the decision making in many of its portfolio companies, even though it may have board representation or board observation rights, and its debt agreements may contain certain restrictive covenants. As a result, MSC Income is subject to the risk that a portfolio company in which it invests will make business decisions with which MSC Income disagrees and the management of such company will take risks or otherwise act in ways that do not serve MSC Income’s interests as debt investors or minority equity holders. Due to the lack of liquidity for MSC Income’s investments in non-traded companies, MSC Income may not be able to dispose of interests in its portfolio companies as readily as it would like or at an appropriate valuation. As a result, a portfolio company may make decisions that would decrease the value of Investment Portfolio holdings.
Certain material defaults by its portfolio companies could harm MSC Income’s operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by MSC Income or other lenders could lead to non-payment of interest and other defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that MSC Income holds. MSC Income may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
Any unrealized depreciation that MSC Income experiences in the Investment Portfolio may be an indication of future realized losses, which could reduce income and gains available for distribution.
As a BDC, MSC Income is required to carry its investments at market value or, if no market value is ascertainable, at the fair value as determined in accordance with the Valuation Procedures. Decreases in the market values or fair values of investments will be recorded as unrealized depreciation. Any unrealized depreciation in the Investment Portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to MSC Income with respect to affected loans or a potential impairment of the value of affected equity investments. This could result in realized losses in the future and ultimately in reductions of MSC Income’s income and gains available for distribution in future periods.
Prepayments of MSC Income’s debt investments by its portfolio companies could adversely impact its results of operations and reduce its return on equity.
MSC Income is subject to the risk that the investments in its portfolio companies may be repaid prior to maturity. When this occurs, MSC Income will generally repay debt under the Credit Facilities or reinvest proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and MSC Income could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, MSC Income’s results of operations could be materially adversely affected if one or more of its portfolio companies elect to prepay amounts owed to MSC Income. Additionally, prepayments could negatively impact return on equity, which could result in a decline in the market price of MSC Income’s securities.
There may be circumstances where MSC Income’s debt investments could be subordinated to claims of other creditors or it could be subject to lender liability claims.
MSC Income’s portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which MSC Income invests. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which MSC Income is entitled to receive payments with respect to the debt instruments in which MSC Income invests. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to MSC Income’s investment in that portfolio company would typically be entitled to receive payment in full before MSC Income receives any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to MSC Income. In the case of debt ranking equally with debt instruments in which MSC Income invests, MSC Income would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Even if MSC Income’s investment is structured as a senior-secured loan, principles of equitable subordination, as defined by existing case law, could lead a bankruptcy court to subordinate all or a portion of MSC Income’s claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. MSC Income may also be subject to lender liability claims for actions taken by MSC Income with respect to a borrower’s business or instances where MSC Income exercises control over the borrower. It is possible that MSC Income could become subject to a lender liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.
MSC Income may not realize gains from its equity investments.
Certain investments that MSC Income has made in the past and may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, MSC Income may from time to time make non-control equity investments in portfolio companies. MSC Income’s goal is ultimately to realize gains upon its disposition of such equity interests. However, these equity interests may not appreciate in value and, in fact, may decline in value. Accordingly, MSC Income may not be able to realize gains from its equity interests, and any gains not realized on the disposition of any equity interests may not be sufficient to offset any other losses MSC Income experiences. MSC Income also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow MSC Income to sell the underlying equity interests. MSC Income often seeks put or similar rights to give it the right to sell equity securities back to the portfolio company issuer; however, MSC Income may be unable to exercise these put rights for the consideration provided in investment documents if the issuer is in financial distress.
MSC Income may be subject to risks associated with “covenant-lite” loans.
Some of the loans in which MSC Income invests may be “covenant-lite” loans, which means the loans contain fewer maintenance covenants than other loans (in some cases, none) and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. To the extent MSC Income invests in covenant-lite loans, it may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in loans with finance maintenance covenants.
MSC Income’s investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
MSC Income’s investment strategy contemplates potential investments in debt securities of foreign companies. Investing in foreign companies may expose MSC Income to additional risks not typically associated with investing in securities of U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
Although most of MSC Income’s investments will be U.S. dollar denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

RISKS RELATED TO LEVERAGE
Because MSC Income borrows money, the potential for gain or loss on amounts invested in MSC Income is magnified and may increase the risk of such investment.
Borrowings, also known as leverage, magnify the potential for loss on investments in MSC Income’s indebtedness and gain or loss on investments in its equity capital. As MSC Income uses leverage to partially finance its investments, you will experience increased risks of investing in its securities. Accordingly, any event that adversely affects the value of an investment would be magnified to the extent MSC Income uses leverage. Such events could result in a substantial loss to MSC Income, which would be greater than if leverage had not been used. In addition, MSC Income’s investment objectives are dependent on the continued availability of leverage at attractive relative interest rates.
MSC Income may also borrow from banks and other lenders and may issue debt securities or enter into other types of borrowing arrangements in the future. Lenders of these senior securities will have fixed dollar claims on MSC Income’s assets that are superior to the claims of common stockholders, and MSC Income would expect such lenders to seek recovery against its assets in the event of a default. MSC Income has the ability to pledge up to 100% of its assets and can grant a security interest in all of its assets under the terms of any debt instruments it could enter into with lenders. The terms of MSC Income’s existing indebtedness require it to comply with certain financial and operational covenants, and MSC Income expects similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if MSC Income is unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect MSC Income’s business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument entered into, in the event of a default, MSC Income is likely to be required by the terms of such facility or instrument to use the net proceeds of any investments that it sells to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Resources for a discussion regarding MSC Income’s outstanding indebtedness.
If the value of MSC Income assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had it not leveraged its business. Similarly, any decrease in MSC Income’s income would cause net investment income to decline more sharply than it would have had MSC Income not leveraged its business. Such a decline could negatively affect MSC Income’s ability to pay common stock dividends, scheduled debt payments or other payments related to its securities.
Illustration: The following table illustrates the effect of leverage on returns from an investment in MSC Income’s common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

	Assumed Return on the Investment Portfolio (net of expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding Net Return to Common Stockholder (1)(2)	(23.3)%	(14.0)%	(4.6)%	4.7%	14.1%
_____________________________
(1)Assumes, as of December 31, 2025, $1,381.0 million in total assets, $603.0 million in debt outstanding, $738.7 million in net assets and a weighted-average interest rate of 5.7%. Actual interest payments may be different.
(2)In order for MSC Income to cover its annual interest payments on indebtedness, MSC Income must achieve annual returns on its December 31, 2025 total assets of at least 2.5%.
MSC Income’s ability to achieve its investment objective may depend in part on its ability to access additional leverage on favorable terms and there can be no assurance that such additional leverage can in fact be achieved. If MSC Income is unable to obtain leverage or if the interest rates of such leverage are not attractive, MSC Income could experience diminished returns. The number of leverage providers and the total amount of financing available could decrease or remain static.
Substantially all of MSC Income’s assets are subject to security interests under its senior securities, and if MSC Income defaults on its obligations under its senior securities, it may suffer adverse consequences, including foreclosure on its assets.

Substantially all of MSC Income’s assets are currently pledged as collateral under secured debt obligations. If MSC Income defaults on its obligations under secured debt obligations, its lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, MSC Income may be forced to sell its investments to raise funds to repay outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices MSC Income would not consider advantageous. Moreover, such deleveraging of the company could significantly impair MSC Income’s ability to effectively operate its business in the manner in which it has historically operated. As a result, MSC Income could be forced to curtail or cease new investment activities and lower or eliminate the dividends that MSC Income has historically paid to its stockholders. In addition, if the lenders exercise their right to sell the assets pledged under the secured debt obligations, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to MSC Income after repayment of the amounts of outstanding borrowings.
If MSC Income’s operating performance declines and it is not able to generate sufficient cash flow to service debt obligations, MSC Income may in the future need to refinance or restructure its debt, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under such debt obligations to avoid being in default. If it is unable to implement one or more of these alternatives, MSC Income may not be able to meet its payment obligations under its debt obligations. If MSC Income’s breaches its covenants under its debt obligations and seeks a waiver, MSC Income may not be able to obtain a waiver from the required lenders or debt holders. If this occurs, MSC Income would be in default under its debt obligations, the lenders or debt holders could exercise their rights as described above, and MSC Income could be forced into bankruptcy or liquidation. If MSC Income is unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because certain of MSC Income’s debt obligations have customary cross-default provisions, if the indebtedness under its debt obligations is accelerated, MSC Income may be unable to repay or finance the amounts due.
MSC Income is subject to risks associated with any revolving credit facility that utilizes a Structured Subsidiary as MSC Income’s interests in any Structured Subsidiary are subordinated and MSC Income could be prevented from receiving cash on its equity interests from a Structured Subsidiary.
MSC Income owns directly or indirectly 100% of the equity interests in MSIF Funding, LLC (“MSIF Funding”), a special purpose Structured Subsidiary utilized in the SPV Facility (as defined below). MSC Income consolidates the financial statements of MSIF Funding in its consolidated financial statements and treats the indebtedness under the SPV Facility as its leverage. MSC Income’s interest in MSIF Funding is subordinated in priority of payment to every other obligation of MSIF Funding and is subject to certain payment restrictions set forth in the SPV Facility.
MSC Income receives cash from MSIF Funding only to the extent that MSC Income receives distributions on its equity interests therein. MSIF Funding can make distributions on its equity interests only to the extent permitted by the payment priority provisions of the SPV Facility. The SPV Facility generally provides that payments on the respective interests cannot be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if MSIF Funding does not meet the leverage and borrowing base limitations, covenants, reporting and other requirements set forth in the credit agreement governing the SPV Facility, a default could occur. In the event of a default under the SPV Facility credit agreement, cash could be diverted from MSC Income to pay the applicable lenders and other secured parties. In the event that MSC Income fails to receive cash from MSIF Funding, MSC Income could be unable to make distributions to its stockholders in amounts sufficient to maintain its status as a RIC, or at all. MSC Income also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. MSC Income cannot assure you that distributions on the assets held by MSIF Funding will be sufficient to make any distributions or that such distributions will meet MSC Income’s expectations.
MSC Income’s equity interest in MSIF Funding ranks behind all of the secured and unsecured creditors, known or unknown, including the lenders in the SPV Facility. Consequently, to the extent that the value of MSIF Funding’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the returns on MSC Income’s investments in MSIF Funding could be reduced. Accordingly, MSC Income’s investments in MSIF Funding could be subject to up to 100% loss.
The ability to sell investments held by a Structured Subsidiary is limited.
The credit agreement governing the SPV Facility places significant restrictions on MSC Income’s ability, as servicer, to sell investments. As a result, there could be times or circumstances during which MSC Income is unable to sell investments or take other actions that might be in its best interests.

MSC Income may invest in derivatives or other assets that expose it to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
MSC Income may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Derivative transactions, if any, will generally create leverage for MSC Income and involve significant risks. The primary risks related to derivative transactions include counterparty, correlation, liquidity, leverage, volatility, over-the-counter trading, operational and legal risks. In addition, a small investment in derivatives could have a large potential impact on MSC Income’s performance, effecting a form of investment leverage on the Investment Portfolio. In certain types of derivative transactions, MSC Income could lose the entire amount of its investment; in other types of derivative transactions the potential loss is theoretically unlimited.
Under SEC Rule 18f-4 under the 1940 Act (“Rule 18f-4”), related to use of derivatives, short sales, reverse repurchase agreements and certain other transactions by BDCs, MSC Income is permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provision of the 1940 Act if MSC Income complies with certain value-at-risk leverage limits, adopt a derivatives risk management program and implement board oversight and reporting requirements or otherwise comply with a “limited derivatives users” exception. Rule 18f-4 also permits MSC Income to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provision of the 1940 Act if MSC Income aggregates the amount of indebtedness associated with such reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, MSC Income is permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) MSC Income intends to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). MSC Income may otherwise engage in such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, MSC Income is permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act if MSC Income reasonably believes, at the time MSC Income enters into such agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all such agreements as they come due. MSC Income cannot predict the effects of these requirements.
MSC Income has adopted updated policies and procedures in compliance with Rule 18f-4. MSC Income expects to qualify as a “limited derivatives user.” Future legislation or rules may modify how MSC Income treats derivatives and other financial arrangements for purposes of its compliance with the leverage limitations of the 1940 Act, which may be materially adverse to MSC Income and its investors.
RISKS RELATED TO THE ADVISER AND ITS AFFILIATES
The Adviser has conflicts of interest that may create an incentive for the Adviser to enter into investments that are riskier or more speculative than would otherwise be the case and the Adviser may have an incentive to increase portfolio leverage in order to earn higher management fees.
The Adviser and its affiliates, including MSC Income’s officers, may have conflicts of interest as a result of compensation arrangements, time constraints and competition for investments, which they will attempt to resolve in a fair and equitable manner, but which may result in actions that are not in the best interests of MSC Income’s stockholders. The Adviser receives substantial fees from MSC Income in return for its services and these fees could influence the investment and other decisions the Adviser makes on MSC Income’s behalf. Among other matters, the compensation arrangements could affect the Adviser’s judgment with respect to public offerings of equity by MSC Income, which may allow it to earn increased management fees.
The incentive fee payable by MSC Income to the Adviser may create an incentive for the Adviser to make investments on MSC Income’s behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to the Adviser is determined may encourage it to use leverage to increase the return on its investments in MSC Income. As additional leverage would magnify positive returns, if any, on the Investment Portfolio, MSC Income’s incentive fee would become payable to the Adviser (i.e., exceed the hurdle rate) at a lower average gross return on the Investment Portfolio. Additionally, the incentive fee payable by MSC Income to the Adviser may create an incentive for the Adviser to cause MSC Income to realize capital gains or losses that may not be in the best interests of MSC Income or its stockholders. Under the incentive fee structure, the Adviser benefits when MSC Income recognizes capital gains and, because the Adviser determines when an investment is sold, the Adviser can influence the timing of the recognition of such capital gains.

In addition, the fact that the management fee is payable based upon MSC Income’s total assets, which includes any investments funded through increased borrowings, may encourage the Adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage (or an investment in companies that are highly leveraged) may increase the likelihood of default, which could result in higher investment losses.
MSC Income may be obligated to pay the Adviser incentive compensation even if MSC Income incurs a net loss due to a decline in the value of the Investment Portfolio.
The Advisory Agreement entitles the Adviser to receive incentive compensation on income regardless of any capital losses. In such case, MSC Income may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of the Investment Portfolio or if MSC Income incurs a net loss for that quarter.
Any incentive fee payable that relates to MSC Income’s net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Pursuant to the Advisory Agreement, the Adviser will not be under any obligation to reimburse MSC Income for any part of the incentive fee it received that was based on accrued income that MSC Income never received in cash as a result of a default by a portfolio company on the obligation that resulted in the accrual of such income and such circumstances would result in MSC Income paying an incentive fee on income it never received in cash.
The Adviser may face conflicts of interest in allocating investment opportunities between MSC Income, Main Street and the other advisory clients of the Adviser.
The investment professionals utilized by the Adviser to invest in and manage the Investment Portfolio are also the investment professionals responsible for investing in and managing Main Street’s investment portfolio as well as the investment portfolios of other advisory clients of the Adviser. These professionals are responsible for allocating investment opportunities between MSC Income, Main Street and other advisory clients of the Adviser. MSC Income has made co-investments with, and in the future intends to continue to make co-investments with, Main Street and other advisory clients of the Adviser in accordance with the conditions of an exemptive relief order from the SEC permitting such co-investments in certain transactions where co-investing would otherwise be prohibited under the 1940 Act. As a consequence, it may be more difficult for MSC Income to maintain or increase the size of the Investment Portfolio in the future. Although Main Street and the Adviser will endeavor to allocate investment opportunities in a fair and equitable manner, including in accordance with the conditions set forth in the order issued by the SEC when relying on such order, Main Street and the Adviser may face conflicts in allocating investment opportunities between Main Street, MSC Income and other advisory clients of the Adviser. Because the Adviser is wholly-owned by Main Street and is not managing MSC Income’s investment activities as its sole activity, this may provide the Adviser an incentive to allocate opportunities to Main Street or its other advisory clients instead of MSC Income. MSC Income, the Adviser and Main Street have adopted policies and procedures pursuant to the order to manage this conflict and ensure that investment opportunities are allocated in a manner that is fair and equitable considering each investor’s interests, including oversight of the co-investment program by the independent members of MSC Income’s and Main Street’s boards of directors and their required approval of certain co-investment transactions thereunder, to ensure the equitable distribution of investment opportunities and, as a result, MSC Income may be unable to participate in certain investments based upon such allocation policy.
Main Street owns approximately 3.5% of MSC Income’s common stock, which could result in Main Street’s influence over the outcome of matters submitted to the vote of MSC Income’s stockholders.
Main Street owns approximately 3.5% of MSC Income’s outstanding common stock and may acquire additional shares in the future. As a result, Main Street may have influence over the outcome of matters submitted to a vote of MSC Income’s stockholders, including the election of directors or transactions involving a change in control. Main Street’s interests may conflict with, or differ from, the interests of MSC Income’s other stockholders. So long as Main Street continues to own shares of MSC Income’s common stock, it could influence corporate decisions submitted to stockholders for approval, regardless of whether MSC Income terminates the Advisory Agreement with the Adviser.
The Adviser’s liability is limited under the Advisory Agreement, and MSC Income has agreed to indemnify the Adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on MSC Income’s behalf than it would when acting for its own account.

Under the Advisory Agreement, the Adviser and its officers, directors, managers, partners, shareholders, members (and their shareholders or members, including the owners of their shareholders or members), agents, employees, controlling persons and any other person or entity affiliated with or acting on behalf of the Adviser are not liable to MSC Income for acts or omissions performed by the Adviser in accordance with and pursuant to the Advisory Agreement, except those resulting from acts constituting fraud, willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Advisory Agreement. In addition, MSC Income has agreed to indemnify the Adviser and its officers, directors, managers, partners, shareholders, members (and their shareholders or members, including the owners of their shareholders or members), agents, employees, controlling persons and any other person or entity affiliated with or acting on behalf of the Adviser from and against any claims or liabilities, including reasonable legal fees, arising out of or in connection with any action taken or omitted on MSC Income’s behalf pursuant to authority granted by the Advisory Agreement, except where attributable to fraud, willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on MSC Income’s behalf than it would when acting for its own account.
The Adviser can resign on 120 days’ notice and MSC Income may not be able to find a suitable replacement within that time, resulting in a disruption in operations that could adversely affect MSC Income’s financial condition, business and results of operations.
The Adviser has the right, under the Advisory Agreement, to resign at any time upon not less than 120 days’ written notice, whether MSC Income has found a replacement or not. If the Adviser resigns, MSC Income may not be able to find a replacement or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days or at all. If MSC Income is unable to do so quickly, its operations are likely to experience a disruption, its financial condition, business and results of operations as well as its ability to pay distributions are likely to be adversely affected, and the value of shares of MSC Income’s common stock may decline. Even if MSC Income is able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with MSC Income’s investment objective may result in additional costs and time delays that may adversely affect MSC Income’s business, financial condition, results of operations and cash flows.
RISKS RELATED TO BDCs
Operating under the constraints imposed on MSC Income as a BDC and RIC may hinder the achievement of its investment objectives.
The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to certain of the other investment vehicles that MSC Income may compete with. BDCs are required, for example, to invest at least 70% of their total assets in certain qualifying assets, including U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Operating under these constraints may hinder MSC Income’s ability to take advantage of attractive investment opportunities and to achieve its investment objective. Any failure to do so could subject MSC Income to enforcement action by the SEC, cause MSC Income to fail to satisfy the requirements associated with RIC status and subject it to entity-level corporate income taxation, cause it to fail the 70% test described above or otherwise have a material adverse effect on its business, financial condition or results of operations.
MSC Income may be precluded from investing in what it and the Adviser believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If MSC Income does not invest a sufficient portion of its assets in qualifying assets, MSC Income will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent MSC Income from making follow-on investments in existing portfolio companies (which could result in the dilution of MSC Income’s position).
If MSC Income fails to maintain its status as a BDC, MSC Income might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject it to additional regulatory restrictions and significantly decrease operating flexibility. In addition, any such failure could cause an event of default under any outstanding indebtedness MSC Income might have, which could have a material adverse effect on its business, financial condition or results of operations.
Failure to maintain its status as a BDC would reduce MSC Income’s operating flexibility.

If MSC Income does not remain a BDC, it might be regulated as a closed-end investment company under the 1940 Act, which would subject MSC Income to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease its operating flexibility.
Regulations governing MSC Income’s operation as a BDC will affect its ability to raise, and the way in which it raises, additional capital.
MSC Income’s business will require capital to operate and grow. MSC Income may acquire such additional capital from the following sources:
Senior Securities
MSC Income may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which are referred to collectively as senior securities. As a result of issuing senior securities, MSC Income will be exposed to additional risks, including the following:
•Prior to the one year anniversary of the approval of the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board of Directors, under the provisions of the 1940 Act MSC Income was permitted, as a BDC, to issue senior securities only in amounts such that its BDC asset coverage ratio, as defined in the 1940 Act, equaled at least 200% immediately after each issuance of senior securities. Following the one year anniversary of the approval of the Board of Directors of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act and subject to MSC Income’s compliance with certain disclosure requirements, effective as of January 29, 2026, under the provisions of the 1940 Act, MSC Income is permitted to issue senior securities in amounts such that its BDC asset coverage ratio, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If the value of MSC Income’s assets declines, it may be unable to satisfy this test. If that happens, MSC Income will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions and may not be permitted to declare a cash dividend or make any cash distribution to stockholders or repurchase shares until such time as MSC Income satisfies this test.
•Any amounts that MSC Income uses to service its debt or make payments on preferred stock will not be available for dividends to common stockholders.
•It is likely that any senior securities or other indebtedness MSC Income issues will be governed by an indenture or other instrument containing covenants restricting operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, MSC Income may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.
•MSC Income and, indirectly, its stockholders will bear the cost of issuing and servicing such securities and other indebtedness.
•Preferred stock or any convertible or exchangeable securities issued in the future may have rights, preferences and privileges more favorable than those of MSC Income’s common stock, including separate voting rights, and could delay or prevent a transaction or a change in control to the detriment of the holders of common stock.
•Any unsecured debt issued by MSC Income would generally rank (i) pari passu with its current and future unsecured indebtedness and effectively subordinated to all existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and (ii) structurally subordinated to all existing and future indebtedness and other obligations of any of MSC Income’s subsidiaries.
Additional Common Stock
MSC Income is not generally able to issue and sell its common stock at a price below NAV per share. MSC Income may, however, sell its common stock, warrants, options or rights to acquire its common stock, at a price below the current NAV per share of the common stock if the Board of Directors determines that such sale is in the best interests of MSC Income’s stockholders, and if stockholders approve such sale. See Risk Factors — Risks Related to MSC Income’s Securities — Stockholders may incur dilution if MSC Income sells shares of its common stock in one or more offerings at prices below the then current NAV per share of its common stock. for a discussion related to MSC Income issuing shares of common stock below NAV per share.

RISKS RELATED TO MSC INCOME’S SECURITIES
Investing in MSC Income’s securities may involve a high degree of risk.
The investments MSC Income makes in accordance with its investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. MSC Income’s investments in portfolio companies involve higher levels of risk, and therefore, an investment in MSC Income’s securities may not be suitable for someone with lower risk tolerance.
Shares of closed-end investment companies, including BDCs such as MSC Income, may trade at a discount to their NAV per share.
Shares of closed-end investment companies, including BDCs such as MSC Income, may trade at a discount to NAV per share. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that MSC Income’s NAV per share may decline. MSC Income cannot predict whether its common stock will trade at, above or below NAV per share. In addition, if its common stock trades below its NAV per share, MSC Income will generally not be able to issue additional common stock at the market price unless its stockholders approve such a sale and the Board of Directors makes certain determinations. See Risk Factors — Risks Related to MSC Income’s Securities — Stockholders may incur dilution if MSC Income sells shares of its common stock in one or more offerings at prices below the then current NAV per share of its common stock. for a discussion related to MSC Income issuing shares of its common stock below NAV per share.
The market price of MSC Income’s securities may be volatile and fluctuate significantly.
Fluctuations in the trading prices of MSC Income’s securities may adversely affect the liquidity of the trading market for its securities and, if MSC Income seeks to raise capital through future securities offerings, its ability to raise such capital. The market price and liquidity of the market for MSC Income’s securities may be significantly affected by numerous factors, some of which are beyond MSC Income’s control and may not be directly related to its operating performance. These factors include:
•significant volatility in the market price and trading volume of securities of BDCs or other companies in MSC Income’s sector, which are not necessarily related to the operating performance of these companies;
•changes in regulatory policies, accounting pronouncements or tax guidelines;
•the exclusion of BDC common stock from certain market indices, such as what happened with respect to the Russell indices and the Standard and Poor’s indices, could reduce the ability of certain investment funds to own MSC Income’s common stock and limit the number of owners of its common stock and otherwise negatively impact the market price of its common stock;
•inability to obtain any exemptive relief that may be required in the future from the SEC;
•loss of BDC or RIC status;
•changes in MSC Income’s earnings or variations in operating results;
•changes in the value of the Investment Portfolio;
•any shortfall in MSC Income’s investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•changes to the ratings of MSC Income’s debt securities by rating agencies;
•loss of a major funding source;
•fluctuations in interest rates;
•the operating performance of companies comparable to MSC Income;
•departure of key personnel;
•proposed, or completed, offerings of securities, including classes other than common stock;

•global or national credit market changes; and
•general economic trends and other external factors.
MSC Income may not be able to pay distributions to its stockholders, its distributions may not grow over time and a portion of distributions paid to its stockholders may be a return of capital.
MSC Income intends to pay distributions to its stockholders out of assets legally available for distribution. MSC Income cannot assure you that it will achieve investment results that will allow it to pay a specified level of cash distributions, previously projected distributions for future periods, or year-to-year increases in cash distributions. MSC Income’s ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to MSC Income as a BDC could limit its ability to pay distributions. All distributions will be paid at the discretion of the Board of Directors and will depend on MSC Income’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt covenants and such other factors as the Board of Directors may deem relevant from time to time. MSC Income cannot assure you that it will pay distributions to its stockholders in the future.
When MSC Income makes distributions, it will be required to determine the extent to which such distributions are paid out of current or accumulated taxable earnings, recognized capital gains or capital. To the extent there is a return of capital, investors will be required to reduce their basis in MSC Income’s stock for U.S. federal income tax purposes, which may result in higher tax liability when the shares are sold, even if they have not increased in value or have lost value. In addition, any return of capital will be net of any sales load and offering expenses associated with sales of shares of common stock. In the future, MSC Income’s distributions may include a return of capital.
Stockholders may incur dilution if MSC Income sells shares of its common stock in one or more offerings at prices below the then current NAV per share of its common stock.
The 1940 Act prohibits MSC Income from selling shares of its common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV per share provided that the Board of Directors makes certain determinations. At the 2025 Annual Meeting of Stockholders, MSC Income received approval from its stockholders to have the flexibility, with the approval of the Board of Directors, to offer and sell shares of its common stock at a price below the current NAV per share until September 9, 2026. MSC Income may also seek such authorization at future annual or special meetings of stockholders. Any decision to sell shares of common stock below the then current NAV per share of its common stock would be subject to the determination by the Board of Directors that such issuance is in MSC Income’s and its stockholders’ best interests.
If MSC Income were to sell shares of its common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of its common stock and a proportionately greater decrease in a stockholder’s interest in MSC Income’s earnings and assets and voting interest in MSC Income than the increase in its assets resulting from such issuance.
Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the example below illustrates the effect of dilution to existing stockholders resulting from the sale of common stock at prices below the NAV per share.
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
Common stockholders’ interest in MSC Income will be diluted if MSC Income issues additional shares of its common stock, which could reduce the overall value of their investment.

MSC Income’s investors do not have preemptive rights to purchase any shares of common stock issued in the future. MSC Income’s articles of amendment and restatement authorize it to issue up to 450,000,000 shares of common stock. Pursuant to MSC Income’s articles of amendment and restatement, a majority of the entire Board of Directors may amend MSC Income’s articles of amendment and restatement from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series without stockholder approval. The Board of Directors may elect to sell additional shares in future public offerings or issue equity interests in private offerings. To the extent MSC Income issues additional equity interests, its stockholders’ percentage ownership interest in MSC Income will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of MSC Income’s investments, stockholders may also experience dilution in the book value and fair value of their shares of common stock.
Purchases of shares of MSC Income’s common stock by MSC Income or Main Street under open-market purchase programs may result in the price per share of its common stock being higher than the price that otherwise might exist in the open market.
The Board of Directors authorized MSC Income to repurchase shares of its common stock through an open-market share repurchase program for up to $65.0 million in the aggregate for a 12-month period starting in March 2025. Pursuant to such authorization, MSC Income has entered into a Rule 10b5-1 Stock Repurchase Plan to facilitate the repurchase of up to the full $65.0 million in shares of its common stock authorized under the share repurchase program in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. In addition, Main Street intends to purchase up to $20.0 million in the aggregate of shares of common stock in the open market for a 12-month period starting in March 2025, pursuant to the terms of the Main Street Rule 10b5-1 Stock Purchase Plan. The purchases of shares pursuant to the Main Street Rule 10b5-1 Stock Purchase Plan will be implemented in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. These activities may have the effect of maintaining the market price of shares of MSC Income’s common stock or mitigating a decline in the market price of such shares and, as a result, the price of shares of MSC Income’s common stock may be higher than the price that otherwise might exist in the open market.
Provisions of the Maryland General Corporation Law and MSC Income’s articles of amendment and restatement and bylaws could deter takeover attempts and have an adverse impact on the price of MSC Income’s common stock.
The Maryland General Corporation Law and MSC Income’s articles of amendment and restatement and bylaws contain provisions that may have the effect of discouraging, delaying or making difficult a change in control of MSC Income’s company or the removal of its incumbent directors. The existence of these provisions, among others, may have a negative impact on the price of MSC Income’s common stock and may discourage third-party bids for ownership of the company. These provisions may prevent any premiums being offered to you for MSC Income’s common stock.

MSC Income may in the future determine to issue preferred stock, which could adversely affect the market value of its common stock.
The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for MSC Income’s common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock MSC Income issues must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to common stockholders, and holders of preferred stock are not subject to any of MSC Income’s expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the asset coverage test.
MSC Income’s credit ratings may not reflect all risks of an investment in its debt securities.
MSC Income’s credit ratings are an assessment by third parties of its ability to pay its obligations. Consequently, real or anticipated changes in MSC Income’s credit ratings will generally affect the market value of its debt securities. MSC Income’s credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.
Sales of substantial amounts of MSC Income’s common stock in the public market may have an adverse effect on the market price of its common stock.
Sales of substantial amounts of MSC Income’s common stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for its common stock. If these sales occur, it could impair MSC Income’s ability to raise additional capital through the sale of equity securities should it desire to do so. MSC Income cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of its common stock prevailing from time to time.
FEDERAL INCOME TAX RISKS
MSC Income will be subject to corporate-level U.S. federal income tax if it is unable to qualify as a RIC under Subchapter M of the Code.
To maintain RIC tax treatment under the Code, MSC Income must meet the following annual distribution, income source and asset diversification requirements:
•The Annual Distribution Requirement for a RIC will be satisfied if MSC Income distributes to its stockholders on an annual basis at least 90% of its net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, MSC Income may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of (i) the filing of the final tax return related to the year which generated such taxable income or (ii) the fifteenth day of the ninth month following the close of the year in which such taxable income was generated. For more information regarding tax treatment, see Business — Regulation — Taxation as a Regulated Investment Company. Because MSC Income uses debt financing, it is subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict it from making distributions necessary to satisfy the distribution requirement. In addition, because MSC Income receives non-cash sources of income such as PIK interest which involves MSC Income recognizing taxable income without receiving the cash representing such income, it may have difficulty meeting the distribution requirement. If MSC Income is unable to obtain cash from other sources, it could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
•The source-of-income requirement will be satisfied if MSC Income obtains at least 90% of its gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•The asset diversification requirement will be satisfied if MSC Income meets certain asset diversification requirements at the end of each quarter of MSC Income’s taxable year. To satisfy this requirement, at least 50% of the value of MSC Income’s assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of MSC Income’s assets can be invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by MSC Income and that are engaged in the same or similar or related trades or businesses or (iii) of certain “qualified publicly traded partnerships.”
Failure to meet these requirements may result in MSC Income having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of MSC Income’s investments are in privately held companies, and therefore illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. Moreover, if MSC Income fails to maintain RIC tax treatment for any reason and is subject to corporate income tax, the resulting corporate taxes could substantially reduce MSC Income’s net assets, the amount of income available for distribution and the amount of its distributions.
MSC Income may have difficulty paying the distributions required to maintain RIC tax treatment under the Code if it recognizes income before or without receiving cash representing such income.
MSC Income will include in income certain amounts that it has not yet received in cash, such as: (i) amortization of original issue discount, which may arise if MSC Income receives warrants in connection with the origination of a loan such that ascribing a value to the warrants creates original issue discount in the debt instrument, if MSC Income invests in a debt investment at a discount to the par value of the debt security or possibly in other circumstances; (ii) contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term, subject to adequate profitability at the portfolio company; or (iv) amortization of market discount, which is associated with loans purchased in the secondary market at a discount to par value. Such amortization of original issue discounts, increases in loan balances as a result of contractual PIK arrangements, cumulative preferred dividends, or amortization of market discount will be included in income before MSC Income receives the corresponding cash payments. MSC Income also may be required to include in income certain other amounts before it receive such amounts in cash. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis.
Since, in certain cases, MSC Income may recognize taxable income before or without receiving cash representing such income, it may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. Accordingly, MSC Income may have to sell some of its investments at times and/or at prices it would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If MSC Income is not able to obtain cash from other sources, it may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, please see Item 1. Business — Regulation — Taxation as a Regulated Investment Company.
MSC Income may in the future choose to pay dividends in its own stock, in which case you may be required to pay tax in excess of the cash you receive.

MSC Income may distribute taxable dividends that are payable in part in its stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by MSC Income in cash or in shares of stock (at the stockholders’ election) would satisfy the Annual Distribution Requirement. The IRS has issued guidance providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided at least 20% of the total distribution is payable in cash and certain other requirements are satisfied. According to this guidance, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of MSC Income’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of MSC Income’s stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, MSC Income may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of its stockholders determine to sell shares of MSC Income’s stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of MSC Income’s stock.
Stockholders may have current tax liability on dividends they elect to reinvest in MSC Income’s common stock but would not receive cash from such dividends to pay such tax liability.
If stockholders participate in MSC Income’s dividend reinvestment plan, they will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the dividend that they have elected to have reinvested in MSC Income’s common stock.
Legislative or regulatory tax changes could adversely affect MSC Income’s stockholders.
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of MSC Income or its stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in MSC Income’s shares or the value or the resale potential of its investments. If MSC Income does not comply with applicable laws and regulations, it could lose any licenses that it then holds for the conduct of its business and may be subject to civil fines and criminal penalties.
GENERAL RISK FACTORS
Events outside of MSC Income’s control, including public health crises, supply chain disruptions and inflation, could negatively affect MSC Income and its portfolio companies and the results of MSC Income’s operations.
Periods of market volatility could occur in response to pandemics or other events outside of MSC Income’s control. MSC Income and the portfolio companies in which it invests in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including MSC Income, a portfolio company or a counterparty to either) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to an officer, director or a member of MSC Income’s investment team, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or MSC Income of repairing or replacing damaged assets resulting from such force majeure event could be considerable.

It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact MSC Income or its portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which MSC Income invests or its portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
Market conditions may materially and adversely affect debt and equity capital markets in the U.S. and abroad, which may have a negative impact on MSC Income’s business and operations.
The success of MSC Income’s activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of MSC Income’s investments. Volatility or illiquidity could impair profitability or result in losses. These factors also could adversely affect the availability or cost of leverage, which would result in lower returns.
Disruptions in the capital markets could increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect MSC Income’s business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact MSC Income. These unfavorable economic conditions could increase funding costs and limit access to the capital markets, and could result in a decision by lenders not to extend credit to MSC Income in the future. These events could limit MSC Income’s investments, ability to grow and could negatively impact operating results and the fair values of MSC Income’s debt and equity investments.
The failure in cybersecurity systems, as well as the occurrence of events unanticipated in MSC Income’s and the Adviser’s disaster recovery systems and management continuity planning could impair MSC Income’s ability to conduct business effectively.
The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in MSC Income’s and the Adviser’s disaster recovery systems, or a support failure from external providers, could have an adverse effect on MSC Income’s ability to conduct business and on results of operations and financial condition, particularly if those events affect MSC Income’s computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of MSC Income’s managers were unavailable in the event of a disaster, the ability to effectively conduct business could be severely compromised.
MSC Income depends heavily upon computer systems to perform necessary business functions. Despite MSC Income’s implementation of a variety of security measures, its and the Adviser’s computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, MSC Income may experience threats to its data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, MSC Income’s and the Adviser’s computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to MSC Income’s reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Third parties with which MSC Income does business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which MSC Income invests) may also be sources or targets of cybersecurity or other technological risks. While the Adviser engages in actions to reduce exposure resulting from outsourcing, MSC Income and the Adviser cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.
MSC Income is highly dependent on information systems and systems failures could significantly disrupt its business, which may, in turn, negatively affect the market price of its common stock and its ability to pay dividends.
MSC Income’s business is highly dependent on its and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in MSC Income’s activities. MSC Income and the Adviser’s financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond MSC Income’s control and adversely affect its business. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks, including software viruses, ransomware, malware and phishing and vishing schemes.
Failure to comply with applicable laws or regulations and changes in laws or regulations governing MSC Income’s operations may adversely affect its business or cause it to alter its business strategy.
MSC Income, the Adviser and MSC Income’s portfolio companies are subject to applicable local, state and federal laws and regulations. Failure to comply with any applicable local, state or federal law or regulation could negatively impact MSC Income’s reputation and business results. New legislation may also be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments MSC Income is permitted to make, any of which could harm MSC Income and its stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing operations relating to permitted investments may cause MSC Income to alter its investment strategy in order to avail itself of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in MSC Income’s investment focus shifting from the areas of expertise of the Adviser’s investment team to other types of investments in which the Adviser’s investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on MSC Income’s results of operations and the value of your investment.
Uncertainty about presidential administration initiatives could negatively impact MSC Income’s business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although MSC Income cannot predict the impact, if any, of these changes to its business, they could adversely affect business, financial condition, operating results and cash flows. Until MSC Income knows what policy changes are made and how those changes impact its business and the business of its competitors over the long term, MSC Income will not know if, overall, it will benefit from them or be negatively affected by them.
MSC Income may experience fluctuations in its operating results.

MSC Income could experience fluctuations in its operating results due to a number of factors, including the ability or inability to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities MSC Income acquires, the level of portfolio dividend and fee income, the level of its expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which MSC Income encounters competition in its markets and general economic conditions. As a result of these factors, operating results for any period should not be relied upon as being indicative of performance in future periods.
Technological innovations and industry disruptions may negatively impact MSC Income.
Technological innovations have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. MSC Income can provide no assurance that new businesses and approaches will not be created that would compete with it and/or its portfolio companies or alter the market practices in which MSC Income has been designed to function within and on which it depends on for its investment return. New approaches could damage MSC Income’s investments, disrupt the market in which MSC Income operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.
MSC Income is subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to MSC Income, the Adviser and MSC Income’s portfolio companies. MSC Income and its portfolio companies could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to MSC Income, also use AI in their business activities. MSC Income and its portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to MSC Income’s business, the Adviser’s business and the business of MSC Income’s portfolio companies, including by potentially significantly disrupting the markets in which MSC Income and its portfolio companies operate or subjecting MSC Income, the Adviser and MSC Income’s portfolio companies to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of MSC Income, the Adviser and MSC Income’s portfolio companies. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by MSC Income, the Adviser or MSC Income’s portfolio companies.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that MSC Income, the Adviser or MSC Income’s portfolio companies are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on MSC Income or its investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Main Street and MSC Income’s Adviser maintain, and routinely review and evaluate their and the Fund’s information technology (“IT”) and cybersecurity policies, practices and procedures (the “Cybersecurity Program”), which includes processes for assessing, identifying and managing material risks from cybersecurity threats. The Cybersecurity Program has various policies and procedures including a Cyber Incident Response Plan as part of Main Street’s Crisis Management Plan. The Cybersecurity Program is administered by Main Street’s Head of IT and Cybersecurity, who is managed on a day-to-day basis by Main Street’s General Counsel and overseen by Main Street’s IT Steering Committee consisting of Main Street’s Chief Executive Officer, Main Street’s Chief Operating Officer and Main Street’s General Counsel. Main Street’s General Counsel also serves as the crisis response team leader in connection with any material cybersecurity incident under the Cyber Incident Response Plan, with Main Street’s Chief Operating Officer and Main Street’s Head of IT and Cybersecurity also included on the crisis response team. Main Street and MSC Income’s Adviser also utilize the services of IT and cybersecurity advisers, consultants and experts in the evaluation and periodic testing of Main Street’s IT and cybersecurity systems, to recommend improvements to the Cybersecurity Program and in connection with any cybersecurity incident. Main Street’s Head of IT and Cybersecurity has over 11 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity systems, policies and procedures. Main Street’s General Counsel has served in his oversight function as General Counsel for over 17 years and previously as Main Street’s Chief Compliance Officer for over 12 years, during which time he has gained expertise in assessing and managing risk applicable to the Fund. Similarly, each of Main Street’s Chief Executive Officer and Main Street’s Chief Operating Officer have served in various executive management roles at the Fund and, in the case of Main Street’s Chief Operating Officer, other publicly traded organizations, involving extensive oversight and management of risks, including cybersecurity related risks, for over 21 years.
As part of MSC Income’s overall risk management process, management engages at least annually in an enterprise risk management review and evaluation, during which management reviews the principal risks relating to MSC Income’s business and operations. Included in this process is a review and evaluation of risks relating to the Cybersecurity Program. Additionally, as part of MSC Income’s Rule 38a-1 compliance program, the Fund reviews at least annually the compliance policies and procedures of key service providers, including its Adviser and Main Street, including documentation discussing each service providers’ information security and privacy controls. Any failure in MSC Income’s or its key service providers’ cybersecurity systems could have a material impact on the Fund’s operating results. See Item 1A. Risk Factors — General Risk Factors — The failure in cybersecurity systems, as well as the occurrence of events unanticipated in MSC Income’s and the Adviser’s disaster recovery systems and management continuity planning could impair MSC Income’s ability to conduct business effectively.
MSC Income’s Board of Directors as a whole has responsibility for the Fund’s risk oversight, with reviews of certain areas being conducted by the relevant committees of the Board of Directors that report on their deliberations to the full Board of Directors. The oversight responsibility of the Board of Directors and its committees is enabled by management reporting processes that are designed to provide visibility to the Board of Directors about the identification, assessment and management of critical risks and management’s risk mitigation strategies.
Oversight of risks relating to IT and cybersecurity has been delegated by MSC Income’s Board of Directors to its Audit Committee. The Audit Committee includes members of the Board of Directors who, in addition to each being designated as an “audit committee financial expert,” possess backgrounds and experience which MSC Income believes enable them to provide effective oversight of MSC Income’s IT and cybersecurity risks. MSC Income’s management routinely reports to the Audit Committee on the status of the Cybersecurity Program and material risks from cybersecurity threats at the Audit Committee’s quarterly meetings. Such reports generally detail any testing, observations or developments concerning the Cybersecurity Program that occurred during the prior quarter. The results of periodic testing related to the Cybersecurity Program are also described in the Chief Compliance Officer’s annual report to the Board of Directors, provided pursuant to Rule 38a-1 under the 1940 Act. The crisis response team leader also collaborates with the Audit Committee chair to ensure that the Board of Directors is apprised of any material cybersecurity incident.
During the reporting period, the Fund has not identified any impacts from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Fund believes have materially affected, or are reasonably likely to materially affect, the Fund, including its business strategy, operational results and financial condition.
Item 2. Properties
MSC Income does not own any real estate or other physical properties materially important to its operations. Currently, Main Street leases office space in Houston, Texas for its corporate headquarters and those of its affiliates, including MSC Income. MSC Income believes that its current office facilities are adequate to meet its needs.

Item 3. Legal Proceedings
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
MSC Income’s common stock began trading on the NYSE under the symbol “MSIF” on January 29, 2025.
For the periods indicated, the NAV per share of MSC Income’s common stock, the range of high and low closing sales prices of MSC Income’s common stock as reported on the NYSE and the high and low closing sales prices as a percentage of the NAV per share of its common stock are as follows:

		Price Range		Premium (Discount) of High Sales Price to	Premium (Discount) of Low Sales Price to
	NAV(1)	High	Low	NAV(2)	NAV(2)
Year ending December 31, 2026
First Quarter (through February 25, 2026)	*	$13.67	$12.24	*	*
Year ended December 31, 2025
Fourth Quarter	$15.85	$14.31	$11.87	(10)%	(25)%
Third Quarter	15.54	16.69	13.13	7%	(16)%
Second Quarter	15.33	17.98	14.16	17%	(8)%
First Quarter (January 29, 2025 through March 31, 2025)	15.35	17.84	15.82	16%	3%
___________________________
*NAV has not yet been determined for the first quarter of 2026.
(1)NAV is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Calculated for each quarter as (i) NAV subtracted from the respective high or low share price divided by (ii) NAV.
On February 25, 2026, the closing sales price of MSC Income’s common stock on the NYSE was $12.53 per share, and there were 12,963 holders of record of the Fund’s common stock which did not include stockholders for whom shares are held in “nominee” or “street name.” The NAV per share of MSC Income’s common stock on December 31, 2025 (the last date prior to the date of this Annual Report on Form 10-K on which MSC Income determined its NAV per share) was $15.85, and the discount of the February 25, 2026 closing sales price of the Fund’s common stock was 21% to this NAV per share.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that MSC Income’s shares of common stock will trade at a discount from NAV per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that MSC Income’s NAV per share will decrease. It is not possible to predict whether MSC Income’s common stock will trade at, above or below NAV per share. Since its listing on the NYSE in January 2025, MSC Income’s shares of common stock have traded at prices both less than and exceeding its NAV per share.
DIVIDEND/DISTRIBUTION POLICY
MSC Income currently intends to distribute dividends or make distributions to its stockholders out of assets legally available for distribution. MSC Income’s dividends and other distributions, if any, will be determined by the Board of Directors from time to time. MSC Income’s ability to declare dividends depends on its earnings, overall financial condition (including its liquidity position), maintenance of its RIC status and such other factors the Board of Directors may deem relevant from time to time. When MSC Income makes distributions, it is required to determine the extent to which such distributions are paid out of current or accumulated earnings, recognized capital gains or capital. To the extent there is a return of capital (a distribution of the stockholders’ invested capital), investors will be required to reduce their basis in MSC Income’s stock for federal tax purposes. In the future, MSC Income’s distributions may include a return of capital.

MSC Income has adopted a dividend reinvestment plan. The previous plan (the “Prior DRIP”) was effective during the years covered in this report. Effective as of the date of the Fund’s Board of Directors’ first declaration of a dividend or distribution on the Fund’s common stock following the MSC Income Listing, the Fund has adopted an “opt out” dividend reinvestment plan (the “New DRIP” and, together with the Prior DRIP, the “DRIP”; See Note H - Dividend Reinvestment Plan in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further detail). The New DRIP provides for the reinvestment of dividends on behalf of MSC Income’s stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Fund declares a cash dividend, stockholders who have not properly “opted out” of the New DRIP will have their cash dividend automatically reinvested into additional shares of MSC Income’s common stock. The share requirements of the New DRIP may be satisfied through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of MSC Income’s common stock reported on the NYSE on the trading day immediately preceding the dividend payment date for each dividend. Shares purchased in the open market to satisfy the New DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. The DRIP is administered by the transfer agent on behalf of the Fund’s record holders and participating brokerage firms. Brokerage firms and other financial intermediaries may decide not to participate in the DRIP but may provide a similar dividend reinvestment plan for their clients.
SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2025, MSC Income issued 893,443 shares of its common stock under the DRIP. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The aggregate value of the shares of MSC Income’s common stock issued during the year ended December 31, 2025 under the DRIP was $13.8 million.
PURCHASES OF EQUITY SECURITIES
See Note G — Share Repurchases in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a description of MSC Income’s 10b5-1 Repurchase Plan (as defined in Note G — Share Repurchases in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K) and shares repurchased thereunder during the year ended December 31, 2025.

STOCK PERFORMANCE GRAPH
The following graph compares the stockholder return on MSC Income’s common stock from January 29, 2025 to December 31, 2025 with the S&P 500 Index and the S&P BDC Index. This comparison assumes $100.00 was invested on January 29, 2025 (the date the Fund’s common stock began to trade in connection with the MSC Income Listing) in MSC Income’s common stock and in the comparison groups and assumes the reinvestment of all dividends prior to any tax effect. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of the Fund’s common stock.
COMPARISON OF STOCKHOLDER RETURN(1)
Among MSC Income, the S&P 500 Index and the S&P BDC Index(2)
(For the Period January 29, 2025 to December 31, 2025)

TOTAL RETURN PERFORMANCE SINCE MSIF IPO

$140
$120
$100
$80
$60
02/2025
03/2025
04/2025
05/2025
06/2025
07/2025
08/2025
09/2025
10/2025
11/2025
12/2025
01/2026
S&P 500 (14.72%)
MSIF (-8.50%)(2)
S&P BDC Index (-15.94%)(3)

___________________________
(1)Total return includes reinvestment of dividends through December 31, 2025, assuming reinvestment of dividends on dates paid.
(2)The S&P BDC Index measures the performance of BDCs that trade on major U.S. exchanges; constituents are float-adjusted market capitalization (FMC) weighted, subject to a single constituent weight cap of 10%.
Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with MSC Income’s consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.
Statements made in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. The Fund’s actual results, performance or achievements, or industry results, could differ materially from those expressed in the following discussion as a result of a variety of factors, including the risks and uncertainties it has referred to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in this report.
INVESTMENT PORTFOLIO SUMMARY
A summary of the Fund’s Private Loan and LMM portfolio investments as of December 31, 2025 and 2024 is as follows (this information excludes Middle Market portfolio investments and Other Portfolio investments, which are discussed further below):

	December 31, 2025
	Private Loan	LMM (a)

	(dollars in millions)
Number of portfolio companies	81	55
Fair value	$809.0	$487.6
Cost	$821.7	$384.8
Debt investments as a % of portfolio (at cost)	92.1%	70.6%
Equity investments as a % of portfolio (at cost)	7.9%	29.4%
% of debt investments at cost secured by first priority lien	99.9%	99.9%
Weighted-average annual effective yield (b)	10.7%	12.4%
Average EBITDA (c)	$30.0	$11.7
_____________________________
(a)As of December 31, 2025, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 8%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2025. The weighted-average annual effective yield on the Fund’s debt portfolio as of December 31, 2025, including debt investments on non-accrual status, was 10.3% for the Private Loan portfolio investments and 11.7% for the LMM portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on its investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for Private Loan portfolio companies and a simple average for LMM portfolio companies. These calculations exclude certain portfolio companies, including four Private Loan portfolio companies and three LMM portfolio companies, as EBITDA is not a meaningful valuation metric for the Fund’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2024. The weighted-average annual effective yield on the Fund’s debt portfolio as of December 31, 2024, including debt investments on non-accrual status, was 11.4% for the Private Loan portfolio investments and 12.2% for the LMM portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on its investment because it does not reflect MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for Private Loan portfolio companies and a simple average for LMM portfolio companies. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies and three LMM portfolio companies, as EBITDA is not a meaningful valuation metric for the Fund’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.
For the years ended December 31, 2025 and 2024, MSC Income achieved a total return on investments of 13.9% and 12.4%, respectively. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. The Fund’s total return on investments is not reflective of what an investor in shares of its common stock will realize on its investment because it does not reflect changes in the market value of its stock, utilization of debt capital in its capital structure, expenses or any sales load paid by an investor.
As of December 31, 2025, MSC Income had Middle Market portfolio investments in eight portfolio companies, collectively totaling $23.3 million in fair value and $39.8 million in cost basis, which comprised 1.7% and 3.2% of the Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, MSC Income had Middle Market portfolio investments in ten portfolio companies, collectively totaling $39.4 million in fair value and $66.3 million in cost basis, which comprised 3.3% and 5.8% of the Investment Portfolio at fair value and cost, respectively.
As of December 31, 2025, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $15.5 million in fair value and $13.7 million in cost basis, which comprised 1.2% and 1.1% of the Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $24.1 million in fair value and $17.9 million in cost basis, which comprised 2.0% and 1.6% of the Investment Portfolio at fair value and cost, respectively.

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
Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board of Directors. MSC Income’s critical accounting policies and estimates include the Investment Portfolio Valuation and Revenue Recognition policies described below. MSC Income’s significant accounting policies are described in greater detail in Note B — Summary of Significant Accounting Policies in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Investment Portfolio Valuation
The most significant determination inherent in the preparation of MSC Income’s consolidated financial statements is the valuation of the Investment Portfolio and the related amounts of unrealized appreciation and depreciation. The Fund considers this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of December 31, 2025 and 2024, the Fund’s Investment Portfolio valued at fair value represented 97% and 96%, respectively, of its total assets. MSC Income is required to report its investments at fair value. The Fund follows the provisions of ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Fund to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a detailed discussion of the Valuation Procedures.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income’s Board of Directors has approved the Valuation Procedures and has designated the Adviser, led by the Valuation Committee, to serve as the Board of Directors’ valuation designee. MSC Income believes the Investment Portfolio as of December 31, 2025 and 2024 approximates fair value as of those dates based on the markets in which the Fund operates and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
MSC Income holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.8. — Summary of Significant Accounting Policies — Income Taxes in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the PIK interest and cumulative dividends in cash. MSC Income stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2025, 2024 and 2023 (i) 6.0%, 6.2% and 3.8%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.9%, 0.1% and 0.1%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
A summary of the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of December 31, 2025 and 2024 is as follows (this information excludes Other Portfolio investments, which are discussed above):

Cost:	December 31, 2025	December 31, 2024
First lien debt	85.1%	85.2%
Equity	14.7	14.5
Equity warrants	0.2	0.3
Other	—	—
	100.0%	100.0%

Fair Value:	December 31, 2025	December 31, 2024
First lien debt	77.1%	77.6%
Equity	22.3	22.0
Equity warrants	0.6	0.4
Other	—	—
	100.0%	100.0%
The Fund’s Private Loan, LMM and Middle Market portfolio investments carry a number of risks, including: (1) investing in companies which may have limited operating histories and financial resources; (2) holding investments that generally are not publicly traded and which may be subject to legal and other restrictions on resale; and (3) other risks common to investing in below investment-grade debt and equity investments in the Investment Portfolio. See Item 1A. Risk Factors — Risks Related to MSC Income's Investments for a more complete discussion of the risks included with investing in MSC Income’s Investment Portfolio.

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
As of December 31, 2025, investments on non-accrual status comprised 1.4% of MSC Income’s total Investment Portfolio at fair value and 4.6% at cost. As of December 31, 2024, investments on non-accrual status comprised 1.5% of MSC Income’s total Investment Portfolio at fair value and 5.6% at cost.
The operating results of the Fund’s portfolio companies are impacted by changes in the broader fundamentals of the U.S. economy. In periods during which the U.S. economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which the Fund invests, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements, to an increase in defaults on debt investments or in realized losses on investments and to difficulty in maintaining historical dividend payment rates and unrealized appreciation on the Fund’s equity investments. Consequently, the Fund can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by future economic cycles or other conditions, which could also have a negative impact on the Fund’s future results.
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Set forth below is a comparison of the results of operations and a reconciliation of net investment income to adjusted net investment income and to adjusted net investment income before taxes, for the years ended December 31, 2025 and 2024. The comparison of, and changes between, the fiscal years ended December 31, 2024 and 2023 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference. All prior period net investment income, net investment income per share, adjusted net investment income and adjusted net investment income per share amounts presented in this section have been retrospectively adjusted to conform to the current presentation. See Note A.4. — Organization and Basis of Presentation — Revisions to the Presentation of Previously Issued Financial Statements in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional details on these adjustments.

Comparison of the years ended December 31, 2025 and 2024

	Year Ended December 31,		Net Change
	2025	2024	Amount	%

	(dollars in thousands)
Total investment income	$139,153	$134,828	$4,325	3%
Total expenses, net of expense waivers	(73,630)	(77,506)	3,876	(5)%
Net investment income before taxes	65,523	57,322	8,201	14%
Excise tax expense	(510)	(851)	341	(40)%
Federal and state income and other tax expenses	(3,260)	(2,590)	(670)	26%
Net investment income	61,753	53,881	7,872	15%
Net realized gain (loss)	(9,503)	15,776	(25,279)	NM
Net unrealized appreciation (depreciation)	36,428	(15,439)	51,867	NM
Income tax benefit on net realized gain (loss) and net unrealized appreciation (depreciation)	50	2,335	(2,285)	NM
Net increase in net assets resulting from operations	$88,728	$56,553	$32,175	57%

	Year Ended December 31,		Net Change
	2025	2024	Amount	%

	(dollars in thousands)
Net investment income	$61,753	$53,881	$7,872	15%
Incentive fee on capital gains (a)	2,763	—	2,763	NM
Adjusted net investment income (b)	$64,516	$53,881	$10,635	20%
Excise tax expense	510	851	(341)	(40)%
Federal and state income and other tax expenses	3,260	2,590	670	26%
Adjusted net investment income before taxes (c)	$68,286	$57,322	$10,964	19%
Net investment income per share—Basic and diluted	$1.33	$1.34	$(0.01)	(1)%
Adjusted net investment income per share—Basic and diluted (b)	$1.39	$1.34	$0.05	4%
Adjusted net investment income before taxes per share—Basic and diluted (c)	$1.47	$1.43	$0.04	3%
_____________________________
NM — Net Change % not meaningful
(a)Pursuant to the Advisory Agreement effective upon the MSC Income Listing, the incentive fee on capital gains is determined and payable to the Adviser in arrears, if any, as of the end of each calendar year. This fee equals (a) 17.5% of the Fund’s incentive fee capital gain, which is calculated as the Fund’s (i) cumulative net realized gains (net of any related net income tax expense), minus (ii) cumulative unrealized depreciation (net of any related income tax benefit, and excluding any unrealized appreciation), minus (b) the aggregate amount of any previously paid capital gains incentive fee, in each case from the MSC Income Listing date through the applicable calendar year ended. In accordance with U.S. GAAP, at the end of each reporting period, the Fund estimates the capital gains incentive fee and accrues the fee based upon a hypothetical liquidation of its investment portfolio at the then current fair value. Therefore, the calculation of the accrual equals (a) the Fund’s cumulative change in net fair value, including both (i) the cumulative net realized gain/loss and (ii) the cumulative net unrealized appreciation/depreciation (in both cases, net of any related cumulative net income tax expense or benefit), minus (b) the aggregate amount of any previously paid capital gains incentive fee, in each case from the MSC Income Listing date through the applicable period ended. However, any capital gains incentive fee accrued related to the unrealized appreciation is neither earned nor payable to the Adviser until such time that it is realized, and assuming at the end of a calendar year such incentive fee capital gain exists excluding any cumulative unrealized appreciation (in each case, net of any related net income tax expense or benefits). For the year ended December 31, 2025, the Fund accrued a capital gains incentive fee of $2.8 million. See Note J — Related Party Transactions and Arrangements in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(b)Adjusted net investment income is net investment income as determined in accordance with U.S. GAAP, excluding the impact of the capital gains incentive fee. MSC Income believes presenting adjusted net investment income and the related per share amounts is useful and appropriate supplemental disclosure for analyzing the Fund’s financial performance since the calculation of the capital gains incentive fee is based on realized gains and losses and unrealized fair value appreciation and depreciation, none of which are included in net investment income. However, adjusted net investment income is a non-U.S. GAAP measure and should not be considered as a replacement for net investment income or other earnings measures presented in accordance with U.S. GAAP and should be reviewed only in connection with such U.S. GAAP measures in analyzing MSC Income’s financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to adjusted net investment income is detailed in the table above.
(c)Adjusted net investment income before taxes is net investment income as determined in accordance with U.S. GAAP, excluding the impact of any tax expenses included in net investment income and the capital gains incentive fee. MSC Income believes presenting adjusted net investment income before taxes and the related per share amounts is useful and appropriate supplemental disclosure for analyzing the Fund’s financial performance since (i) the calculation of the capital gains incentive fee is based on realized gains and losses and unrealized fair value appreciation and depreciation, none of which are included in net investment income and (ii) tax expenses included in net investment income may include (a) excise tax expense, which is not solely attributable to net investment income, and (b) deferred taxes, which are not payable in the current period. However, adjusted net investment income before taxes is a non-U.S. GAAP measure and should not be considered as a replacement for net investment income, net investment income before taxes or other earnings measures presented in accordance with U.S. GAAP and should be reviewed only in connection with such U.S. GAAP measures in analyzing MSC Income’s financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to adjusted net investment income before taxes is detailed in the table above.
Investment Income
Total investment income for the year ended December 31, 2025 was $139.2 million, a 3% increase from the $134.8 million for the prior year. A summary of the changes in the comparable period activity is as follows:

	Year Ended December 31,		Net Change
	2025	2024	Amount	%

	(dollars in thousands)
Interest income	$115,750	$117,816	$(2,066)	(2)%	(a)
Dividend income	19,057	11,696	7,361	63%	(b)
Fee income	4,346	5,316	(970)	(18)%	(c)
Total investment income	$139,153	$134,828	$4,325	3%	(d)
_____________________________
(a)The decrease in interest income was primarily attributable to (i) a larger negative impact from investments on non-accrual status and (ii) a decrease in interest rates, primarily resulting from decreases in benchmark index interest rates on floating rate debt investments and other decreases in interest rates on existing debt investments, partially offset by higher average levels of income producing Investment Portfolio debt investments.
(b)The increase in dividend income was primarily a result of dividend income increases of (i) $6.7 million from LMM portfolio companies and (ii) $1.2 million from Private Loan portfolio companies, partially offset by a decrease of $0.5 million in dividend income from Other Portfolio investments.
(c)The decrease in fee income was primarily related to a decrease in fee income of $1.6 million from lower exit, prepayment and amendment activity, partially offset by an increase in fee income of $0.6 million in fees related to increased investment activity.
(d)The increase in total investment income is after a net decrease of $0.1 million in certain income considered less consistent or non-recurring, primarily due to a $1.7 million decrease in such fee income, partially offset by increases of (i) $1.1 million in such dividend income and $0.6 million in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.

Expenses
Total expenses, net of expense waivers, for the year ended December 31, 2025 were $73.6 million, a 5% decrease from $77.5 million in the prior year. A summary of the changes in the comparable period activity is as follows:

	Year Ended December 31,		Net Change
	2025	2024	Amount	%

	(dollars in thousands)
Interest	$33,927	$39,035	$(5,108)	(13)%	(a)
Base management fee	19,757	20,922	(1,165)	(6)%	(b)
Incentive fee on income	12,145	12,494	(349)	(3)%
Incentive fee on capital gains	2,763	—	2,763	NM	(c)
General and administrative	4,337	4,416	(79)	(2)%
Internal administrative services expenses	701	10,089	(9,388)	(93)%	(d)
Total expenses before expense waivers	73,630	86,956	(13,326)	(15)%
Waiver of internal administrative services expenses	—	(9,450)	9,450	(100)%	(d)
Total expenses, net of expense waivers	$73,630	$77,506	$(3,876)	(5)%
_____________________________
NM — Net Change % not meaningful
(a)The decrease in interest expense was primarily related to decreased weighted-average interest rates on the Credit Facilities due to (i) decreases in benchmark index interest rates and (ii) decreases to the applicable spreads resulting from amendments of the Credit Facilities, partially offset by an increase in weighted-average outstanding borrowings used to fund a portion of the growth of the Investment Portfolio.
(b)The decrease in base management fees was due to a decrease in the annual base management fee percentage attributable to the amended Advisory Agreement that became effective upon the MSC Income Listing during the first quarter of 2025, partially offset by an increase in the Fund’s average total assets.
(c)The capital gains incentive fee accrued in 2025 is the result of the significant net fair value appreciation of the Fund’s investments recognized during the fourth quarter of 2025.
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
Net Investment Income
Net investment income for the year ended December 31, 2025 increased 15% to $61.8 million, or $1.33 per share, compared to $53.9 million, or $1.34 per share, in 2024. The increase in net investment income was primarily attributable to an increase in total investment income and a decrease in total expenses, each as discussed above. The increase in net investment income on a per share basis reflects the increase in net investment income after the impact of a 16% increase in the weighted-average shares outstanding compared to the year ended December 31, 2024, primarily due to new shares issued through the MSC Income Offering and the DRIP, partially offset by shares repurchased by the Fund, in each case since the beginning of the prior year. The decrease in net investment income on a per share basis includes a $0.02 per share decrease in investment income considered less consistent or non-recurring in nature.

Adjusted Net Investment Income
Adjusted net investment income for the year ended December 31, 2025 increased 20% to $64.5 million, or $1.39 per share, compared to $53.9 million, or $1.34 per share, in 2024. The increase in adjusted net investment income was primarily due to an increase in net investment income as discussed above, excluding the impact of the capital gains incentive fee accrual. The increase in adjusted net investment income per share reflects the increase in adjusted net investment income after the impact of the increase in weighted-average shares outstanding for the year ended December 31, 2025, as discussed above. The increase in adjusted net investment income on a per share basis includes a $0.02 per share decrease in investment income considered less consistent or non-recurring in nature.
Net Realized Loss
A summary of the primary components of the total net realized loss on investments of $9.5 million for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	# of Investments	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
Private Loan portfolio	$22,427	6	$(336)	1	$(22,499)	6	$36	$(372)
LMM portfolio	4,832	3	—	—	—	—	56	4,888
Middle Market portfolio	(13,465)	1	(5,533)	1	(1,153)	1	837	(19,314)
Other Portfolio	—	—	5,295	1	—	—	—	5,295
Total net realized gain (loss)	$13,794	10	$(574)	3	$(23,652)	7	$929	$(9,503)
_____________________________
(a)Other activity includes realized gains and losses from transactions involving 12 portfolio companies which are not considered to be significant individually or in the aggregate.
A summary of the primary components of the total net realized gain on investments of $15.8 million for the year ended December 31, 2024 is as follows:

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

Net Unrealized Appreciation
A summary of the total net unrealized appreciation of $36.4 million for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	Private Loan	LMM (a)	Middle Market	Other	Total

	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(1,891)	$(5,845)	$20,150	$(5,295)	$7,119
Net unrealized appreciation (depreciation) relating to portfolio investments	8,548	29,541	(9,770)	990	29,309
Total net unrealized appreciation (depreciation) relating to portfolio investments	$6,657	$23,696	$10,380	$(4,305)	$36,428
_____________________________
(a)Includes unrealized appreciation on 37 LMM portfolio investments and unrealized depreciation on 17 LMM portfolio investments.
A summary of the total net unrealized depreciation of $15.4 million for the year ended December 31, 2024 is as follows:

	Year Ended December 31, 2024
	Private Loan(a)	LMM(b)	Middle Market	Other	Total

	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(20,676)	$169	$3,513	$(147)	$(17,141)
Net unrealized appreciation (depreciation) relating to portfolio investments	(7,482)	7,651	(1,647)	3,180	1,702
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(28,158)	$7,820	$1,866	$3,033	$(15,439)
_____________________________
(a)The $20.7 million reversal of net unrealized appreciation on the Private Loan investment portfolio is primarily due to a realized gain of $25.5 million on the full exit of one Private Loan portfolio investment.
(b)Includes unrealized appreciation on 30 LMM portfolio investments and unrealized depreciation on 21 LMM portfolio investments.
Income Taxes
MSC Income’s income taxes include excise tax expense at MSIF and federal and state income and other tax expenses at the Taxable Subsidiaries. MSIF has elected to be treated for U.S. federal income tax purposes as a RIC. MSIF’s taxable income includes the taxable income generated by MSIF and certain of its subsidiaries, including the Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSIF incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense decrease for the year ended December 31, 2025 when compared to the prior year is due to a reduction in the estimated undistributed taxable income at MSIF, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses increase for the year ended December 31, 2025 when compared to the prior year is due to increases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on investments owned by the Taxable Subsidiaries.

Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the year ended December 31, 2025 was $88.7 million, or $1.91 per share, compared with $56.6 million, or $1.41 per share, for the year ended December 31, 2024. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the year ended December 31, 2025, MSC Income realized a net decrease in cash and cash equivalents of $7.7 million, which is the net result of $70.4 million of cash used in operating activities and $62.6 million of cash provided by financing activities.
The $70.4 million of cash used in operating activities resulted primarily from (i) cash uses totaling $411.1 million for the funding of new and follow-on portfolio investments and (ii) $9.7 million in net cash uses related to changes in other assets and liabilities, partially offset by (i) cash proceeds totaling $298.9 million from the sales and repayments of debt investments and sales of and return of capital from equity investments and (ii) cash flows generated from operating profits earned totaling $51.5 million, which is net investment income, excluding the non-cash effects of deferred taxes, the accretion of unearned income, PIK interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $62.6 million of cash provided by financing activities principally consisted of (i) $90.5 million in cash proceeds related to common stock issuance and (ii) $37.3 million in net cash borrowings on the Credit Facilities, partially offset by (i) $51.6 million in cash dividends paid to stockholders, (ii) $11.6 million for the repurchases of common stock and (iii) $2.0 million for the payment of deferred financing costs.
For the year ended December 31, 2024, MSC Income realized a net decrease in cash and cash equivalents of $2.4 million, which is the net result of $28.1 million of cash used in operating activities and $25.7 million of cash provided by financing activities.
The $28.1 million of cash used in operating activities resulted primarily from (i) cash uses totaling $325.1 million for the funding of new and follow-on portfolio investments and (ii) $1.0 million in cash outflows related to changes in other assets and liabilities, partially offset by (i) cash proceeds totaling $259.0 million from the sales and repayments of debt investments and sales of and return of capital from equity investments and (ii) cash flows generated from the operating profits earned totaling $44.0 million, which is net investment income, excluding the non-cash effects of the accretion of unearned income, PIK interest income, cumulative dividends and the amortization expense for deferred financing costs.
The $25.7 million of cash provided by financing activities principally consisted of (i) $80.0 million in net cash borrowings related to the Credit Facilities and (ii) $7.0 million in cash proceeds related to common stock issuances, partially offset by (i) $39.8 million in cash dividends paid to stockholders and (ii) $20.7 million for the repurchases of common stock.
Share Repurchases
See Note G — Share Repurchases in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a description of the 10b5-1 Repurchase Plan and shares repurchased thereunder during the year ended December 31, 2025.
Capital Resources
As of December 31, 2025, MSC Income had $20.6 million in cash and cash equivalents and $91.4 million of unused capacity under the Credit Facilities, which the Fund maintains to support investment and operating activities. As of December 31, 2025, the Fund’s NAV totaled $738.7 million, or $15.85 per share.

As of December 31, 2025, MSC Income had $209.0 million outstanding and $36.0 million of undrawn commitments under its floating rate multi-year revolving credit facility (the “Corporate Facility”) and, through MSIF Funding, had $244.0 million outstanding and $56.0 million of undrawn commitments under its special purpose vehicle revolving credit facility (the “SPV Facility” and, together with the Corporate Facility, the “Credit Facilities”), both of which approximated fair value. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities. On February 27, 2025, the Corporate Facility was amended to, among other things: (i) increase the total commitments from $165.0 million to $245.0 million and (ii) increase the accordion feature from up to a total of $200.0 million to up to a total of $300.0 million. On March 24, 2025, the SPV facility was amended to, among other things (i) decrease the interest rate for advances to the applicable SOFR plus 2.20% from the prior interest rate of the applicable SOFR plus 3.00%, (ii) extend the revolving period from February 2027 to February 2029 and (iii) extend the final maturity date from February 2028 to February 2030.
For further information on the Credit Facilities, including key terms and financial covenants, refer to Note D — Debt in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
In October 2021, the Fund issued $77.5 million in aggregate principal amount of 4.04% Series A Senior Notes due 2026 (the “Series A Notes”), and an additional $72.5 million in aggregate principal amount of Series A Notes in January 2022. The outstanding aggregate principal amount of the Series A Notes was $150.0 million as of both December 31, 2025 and 2024. For more information on the Series A Notes, including key terms and financial covenants, refer to Note D — Debt in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
On January 30, 2025, the Fund closed a follow-on public offering of 5,500,000 shares of its common stock, at the public offering price of $15.53 per share, in connection with the MSC Income Listing. In addition, on February 3, 2025, the Fund issued and sold 825,000 additional shares of its common stock, at the public offering price of $15.53 per share, pursuant to the underwriters’ full exercise of their overallotment option. Net of underwriting discounts and commissions and offering costs, the Fund received net cash proceeds of $90.5 million in connection with the follow-on public equity offering.
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
If MSC Income’s common stock trades below NAV per share, the Fund will generally not be able to issue additional common stock at the market price, unless the stockholders approve such a sale and the Board of Directors makes certain determinations. At the 2025 Annual Meeting of Stockholders, MSC Income received approval from its stockholders to have the flexibility, with the approval of the Board of Directors, to offer and sell shares of its common stock at a price below the current NAV per share until September 9, 2026. The Fund may also seek such authorization at future annual or special meetings of stockholders. Any decision to sell shares of MSC Income’s common stock below the then current NAV per share of the common stock would be subject to the determination by the Board of Directors that such issuance is in the Fund’s and its stockholders’ best interests.
In order to satisfy the Code requirements applicable to a RIC, MSC Income intends to distribute to its stockholders, after consideration and application of its ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of the Fund’s taxable income.
In addition, as a BDC, MSC Income is allowed to borrow amounts such that its asset coverage ratio, or BDC asset coverage ratio, of its total assets to its total senior securities, which includes borrowings and any preferred stock the Fund may issue in the future, of at least 200% (or 150% if certain requirements are met). On January 29, 2025, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board of Directors, approved the application of the reduced BDC asset coverage ratio. As a result the BDC asset coverage ratio requirement applicable to MSC Income decreased from 200% to 150% effective January 29, 2026. As of December 31, 2025, the Fund’s BDC asset coverage ratio was 222%.
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

Recently Issued or Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by MSC Income as of the specified effective date. The Fund believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.13. — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Standards in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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
Off-Balance Sheet Arrangements
MSC Income may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of December 31, 2025, MSC Income had a total of $130.5 million in outstanding commitments comprised of (i) 62 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of December 31, 2025, the Fund’s future commitments for cash payments in connection with the Credit Facilities and the Series A Notes for each of the next five years and thereafter are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total

	(in thousands)
SPV Facility (1)	$—	$—	$—	$—	$244,000	$—	$244,000
Corporate Facility (1)	—	—	—	209,000	—	—	209,000
Series A Notes	150,000	—	—	—	—	—	150,000
Interest due on Series A Notes	6,060	—	—	—	—	—	6,060
Total	$156,060	$—	$—	$209,000	$244,000	$—	$609,060
_____________________________
(1)Future interest payments on the Credit Facilities have not been included, as these amounts fluctuate over time depending on the current interest rates and amounts outstanding.

Related Party Transactions and Agreements
MSC Income has entered into agreements with the Adviser and/or certain of its affiliates and other parties whereby the Fund pays certain fees and reimbursements to these entities. In addition, the Fund makes payments to the Adviser for certain services that include the identification, execution and management of investments and also the management of day-to-day operations provided by the Adviser, pursuant to various agreements that MSC Income has entered into. See Note J — Related Party Transactions in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding these related party transactions and agreements.
Recent Developments
In February 2026, MSC Income declared a regular quarterly dividend of $0.35 per share and a supplemental dividend of $0.01 per share, both payable on May 1, 2026 to stockholders of record as of March 31, 2026.
From January 1, 2026 through February 26, 2026, MSC Income repurchased 562,131 shares at an average price of $12.90 (including broker commissions), as part of the Fund’s 10b5-1 Repurchase Plan.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
MSC Income is subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both the Fund’s interest expense on the debt outstanding under the Credit Facilities and the interest income from portfolio investments. The Fund’s risk management systems and procedures are designed to identify and analyze risk, to set appropriate policies and limits and to continually monitor these risks. The Fund’s investment income will be affected by changes in various interest rate indices, including SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Item 1A. Risk Factors — Risks Related to MSC Income's Business and Structure — MSC Income is subject to risks associated with the interest rate environment and changes in interest rates will affect its cost of capital, net investment income and the value of its investments. and Item 1A. Risk Factors — Risks Related to Leverage — Because MSC Income borrows money, the potential for gain or loss on amounts invested in MSC Income is magnified and may increase the risk of such investment. for more information regarding risks associated with debt investments and borrowings that utilize SOFR or Prime as a reference rate.
The majority of MSC Income’s debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of December 31, 2025, 78% of MSC Income’s debt Investment Portfolio (at cost) bore interest at floating rates, 97% of which were subject to contractual minimum interest rates. As of December 31, 2025, 25% of MSC Income’s debt obligations bore interest at fixed rates. MSC Income’s interest expense will be affected by changes in the published SOFR in connection with the Credit Facilities; however, the interest rates on the outstanding Series A Notes are fixed for the life of such debt. As of December 31, 2025, MSC Income had not entered into any interest rate hedging arrangements. Due to the Fund’s limited use of derivatives, it has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, is not subject to registration or regulation as a pool operator thereunder. The Fund operates, and expects to continue to operate, as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in the Fund’s investments and borrowings as of December 31, 2025, is as follows:

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Pre-Incentive Fee Net Investment Income	(Increase) Decrease in Incentive Fee on Income Expense (1)	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share

	(dollars in thousands, except per share amounts)
(200)	$(15,826)	$9,060	$(6,766)	$1,184	$(5,582)	$(0.12)
(175)	(14,192)	7,928	(6,264)	1,096	(5,168)	(0.11)
(150)	(12,260)	6,795	(5,465)	956	(4,509)	(0.10)
(125)	(10,217)	5,663	(4,554)	797	(3,757)	(0.08)
(100)	(8,174)	4,530	(3,644)	638	(3,006)	(0.06)
(75)	(6,130)	3,398	(2,732)	478	(2,254)	(0.05)
(50)	(4,087)	2,265	(1,822)	319	(1,503)	(0.03)
(25)	(2,043)	1,133	(910)	159	(751)	(0.02)
25	2,038	(1,133)	905	(158)	747	0.02
50	4,041	(2,265)	1,776	(311)	1,465	0.03
75	6,033	(3,398)	2,635	(461)	2,174	0.05
100	8,025	(4,530)	3,495	(612)	2,883	0.06
125	10,016	(5,663)	4,353	(762)	3,591	0.08
150	12,008	(6,795)	5,213	(912)	4,301	0.09
175	14,000	(7,928)	6,072	(1,063)	5,009	0.11
200	15,992	(9,060)	6,932	(1,213)	5,719	0.12
_____________________________
(1)The pro forma changes in the incentive fee on income expense are calculated based upon the incentive fee on income expense for the fourth quarter of 2025 on an annualized basis, pursuant to the terms set forth in the Advisory Agreement, as adjusted for the pro forma change in pre-incentive fee net investment income resulting from the assumed interest income and interest expense changes noted in the table, with no other changes in investment income or expenses.
Although MSC Income believes that this analysis is indicative of the impact of interest rate changes to net investment income as of December 31, 2025, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect net investment income. Accordingly, MSC Income can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of the Fund’s investments are based on contracts which reset quarterly, while the Corporate Facility and the SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under the Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MSC Income Fund, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of MSC Income Fund, Inc. (a Maryland corporation) and subsidiaries (the “Fund”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and financial statement schedule included under Item 15(b) (collectively referred to as the “ consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Fund’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2026 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included verification by confirmation of securities as of December 31, 2025 and 2024, by correspondence with the portfolio companies, agent banks and custodians, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Fair Value of Level 3 Investments
As described further in Note C to the financial statements, the Fund’s investments recorded at fair value, categorized as Level 3 investments within the fair value hierarchy, totaled $1,335,387 thousand at December 31, 2025. Approximately 99.7% of these investments have no readily available market values and are measured using significant unobservable inputs and assumptions, and generally use valuation techniques such as the income and market approach. The significant unobservable inputs disclosed by management include, among others, weighted-average cost of capital (“WACC”) inputs and market multiples for equity investments, and risk adjusted discount rates, and percentage of expected principal recovery for debt investments. Changes in these assumptions could have a significant impact on the determination of fair value. As such, we identified fair value of Level 3 investments measured using significant unobservable inputs and assumptions as a critical audit matter.

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
•market debt yields, or
•percentage of expected principal recovery

/s/ GRANT THORNTON LLP
We have served as the Fund’s auditor since 2012.
Dallas, Texas
February 27, 2026

Board of Directors and Stockholders
MSC Income Fund, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of MSC Income Fund, Inc. (a Maryland corporation) and subsidiaries (the “Fund”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Fund as of and for the year ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Dallas, Texas
February 27, 2026

MSC INCOME FUND, INC.

Consolidated Balance Sheets

(in thousands, except shares and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value:
Control investments (cost: $52,550 and $54,560 as of December 31, 2025 and 2024, respectively)	$58,372	$69,878
Affiliate investments (cost: $322,074 and $284,211 as of December 31, 2025 and 2024, respectively)	406,771	351,360
Non‑Control/Non‑Affiliate investments (cost: $885,299 and $799,974 as of December 31, 2025 and 2024, respectively)	870,244	756,269
Total investments (cost: $1,259,923 and $1,138,745 as of December 31, 2025 and 2024, respectively)	1,335,387	1,177,507
Cash and cash equivalents	20,635	28,375
Interest and dividend receivable	12,273	11,925
Deferred financing costs (net of accumulated amortization of $7,259 and $6,449 as of December 31, 2025 and 2024, respectively)	3,190	1,985
Prepaids and other assets	9,546	4,254
Deferred tax asset, net	—	625
Total assets	$1,381,031	$1,224,671
LIABILITIES
Credit Facilities	$453,000	$415,688
Series A Notes due 2026 (par: $150,000 as of both December 31, 2025 and 2024)	149,751	149,453
Accounts payable and other liabilities	3,549	4,723
Interest payable	5,946	6,909
Dividend payable	16,772	14,487
Base management and incentive fees payable	8,388	8,508
Deferred tax liability, net	4,966	—
Total liabilities	642,372	599,768
Commitments and contingencies (Note I)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 46,588,608 and 40,240,358 shares issued and outstanding as of December 31, 2025 and 2024, respectively)	47	40
Additional paid‑in capital	782,007	689,580
Total overdistributed earnings	(43,395)	(64,717)
Total net assets	738,659	624,903
Total liabilities and net assets	$1,381,031	$1,224,671
NET ASSET VALUE PER SHARE	$15.85	$15.53

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.

Consolidated Statements of Operations

(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2025	2024	2023
INVESTMENT INCOME:
Interest, dividend and fee income:
Control investments	$5,483	$3,441	$3,101
Affiliate investments	38,849	31,222	29,805
Non‑Control/Non‑Affiliate investments	94,821	100,165	98,480
Total investment income	139,153	134,828	131,386
EXPENSES:
Interest	(33,927)	(39,035)	(36,458)
Base management fee	(19,757)	(20,922)	(19,828)
Incentive fee on income	(12,145)	(12,494)	(12,569)
Incentive fee on capital gains	(2,763)	—	—
General and administrative	(4,337)	(4,416)	(4,254)
Internal administrative services expenses	(701)	(10,089)	(8,916)
Total expenses before expense waivers	(73,630)	(86,956)	(82,025)
Waiver of internal administrative services expenses	—	9,450	8,308
Total expenses, net of expense waivers	(73,630)	(77,506)	(73,717)
NET INVESTMENT INCOME BEFORE TAXES	65,523	57,322	57,669
Excise tax expense	(510)	(851)	(519)
Federal and state income and other tax expenses	(3,260)	(2,590)	(1,662)
NET INVESTMENT INCOME	61,753	53,881	55,488
NET REALIZED GAIN (LOSS):
Control investments	5,305	147	2,223
Affiliate investments	6,320	(3,560)	(7,188)
Non‑Control/Non‑Affiliate investments	(21,128)	19,189	(29,045)
Total net realized gain (loss)	(9,503)	15,776	(34,010)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(9,495)	4,833	(1,289)
Affiliate investments	17,548	7,791	25,116
Non‑Control/Non‑Affiliate investments	28,375	(28,063)	22,492
Total net unrealized appreciation (depreciation)	36,428	(15,439)	46,319
Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation)	50	2,335	(1,588)
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$88,728	$56,553	$66,209
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED (1)	$1.33	$1.34	$1.38
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED (1)	$1.91	$1.41	$1.65
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED (1)	46,497,019	40,174,311	40,134,501
(1)See Note A.3 - Reverse Stock Split, the Fund completed a two-for-one reverse stock split, effective as of December 16, 2024.
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

	Common Stock (1)		Additional Paid-In Capital (1)	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2022	40,053,000	$40	$684,205	$(74,580)	$609,665
Issuance of common stock	540,093	1	8,499	—	8,500
Dividend reinvestment	1,172,623	2	18,415	—	18,417
Common stock repurchased	(1,711,283)	(3)	(24,424)	—	(24,427)
Reclassification for certain permanent book-to-tax differences	—	—	(519)	519	—
Net increase in net assets resulting from operations	—	—	—	66,209	66,209
Dividends to stockholders	—	—	—	(56,057)	(56,057)
Balances as of December 31, 2023	40,054,433	$40	$686,176	$(63,909)	$622,307
Issuance of common stock	439,978	—	7,000	—	7,000
Dividend reinvestment	1,132,714	1	17,982	—	17,983
Common stock repurchased	(1,386,767)	(1)	(20,727)	—	(20,728)
Reclassification for certain permanent book-to-tax differences	—	—	(851)	851	—
Net increase in net assets resulting from operations	—	—	—	56,553	56,553
Dividends to stockholders	—	—	—	(58,212)	(58,212)
Balances as of December 31, 2024	40,240,358	$40	$689,580	$(64,717)	$624,903
Issuances of common stock, net of underwriting and offering costs	6,325,000	6	90,526	—	90,532
Dividend reinvestment	893,443	1	13,770	—	13,771
Common stock repurchased	(870,193)	—	(11,647)	—	(11,647)
Reclassification for certain permanent book-to-tax differences	—	—	(222)	222	—
Net increase in net assets resulting from operations	—	—	—	88,728	88,728
Dividends to stockholders	—	—	—	(67,628)	(67,628)
Balances as of December 31, 2025	46,588,608	$47	$782,007	$(43,395)	$738,659
(1)See Note A.3 - Reverse Stock Split, the Fund completed a two-for-one reverse stock split, effective as of December 16, 2024.
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$88,728	$56,553	$66,209
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(411,061)	(325,053)	(236,404)
Proceeds from sales and repayments of debt investments in portfolio companies	252,748	217,454	223,154
Proceeds from sales and return of capital of equity investments in portfolio companies	46,120	41,516	15,595
Net unrealized (appreciation) depreciation	(36,428)	15,439	(46,319)
Net realized (gain) loss	9,503	(15,776)	34,010
Accretion of unearned income	(7,379)	(7,669)	(7,833)
Payment-in-kind interest	(8,394)	(7,977)	(5,023)
Cumulative dividends	(1,186)	(265)	(172)
Amortization of deferred financing costs	1,108	2,579	2,053
Amortization of deferred offering costs	—	—	129
Deferred taxes	5,591	(3,883)	2,897
Changes in other assets and liabilities:
Interest and dividend receivable	(2,003)	(3,846)	116
Prepaid and other assets	(5,432)	(2,022)	329
Accounts payable and other liabilities	(1,182)	4,468	(1,037)
Interest payable	(963)	643	823
Base management and incentive fees payable	(120)	(237)	1,703
Net cash provided by (used in) operating activities	(70,350)	(28,076)	50,230

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of underwriting and offering costs	90,532	—	—
Issuance of common stock	—	6,996	8,500
Redemption of common stock	(11,647)	(20,724)	(24,427)
Payment of offering costs	—	—	(129)
Dividends paid	(51,572)	(39,756)	(36,438)
Proceeds from Credit Facilities	434,000	281,000	150,000
Repayments on Credit Facilities	(396,688)	(201,000)	(136,000)
Payment of deferred financing costs	(2,015)	(851)	(2,262)
Net cash provided by (used in) financing activities	62,610	25,665	(40,756)

Net increase (decrease) in cash and cash equivalents	(7,740)	(2,411)	9,474
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	28,375	30,786	21,312
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$20,635	$28,375	$30,786

Supplemental cash flow disclosures:
Interest paid	$33,782	$35,813	$33,594
Taxes paid	$6,009	$709	$2,003
Non-cash financing activities:
Dividends declared and unpaid	$16,772	$14,487	$14,019
Value of shares issued pursuant to the dividend reinvestment plan	$13,771	$17,983	$18,417
The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
BDB Holdings, LLC		Casual Restaurant Group
			Secured Debt		2/24/2025		12.00%				2/27/2027	$1,182	$1,182	$1,182
			Preferred Equity		11/4/2024	12,504,663							13,025	8,430
													14,207	9,612
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.75%							515	390

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		9.98%	SF+	6.00%		10/29/2026	1,550	1,545	1,550
			Secured Debt		12/19/2014		11.98%	SF+	8.00%		10/29/2026	19,944	19,902	19,944
			Member Units	(8)	12/19/2014	2,896							6,435	22,830
													27,882	44,324
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/1/2017	49.26%							1,158	1,897

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	3/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		3/31/2023	2,184,683							784	1,249
			Preferred Member Units		3/31/2023	61,077							—	—
			Preferred Member Units		1/26/2015	2,090,001							6,000	—
			Common Stock		3/31/2023	772,620							1,104	—
													8,788	2,149
Subtotal Control investments (7.9% of net assets at fair value)													$52,550	$58,372
Affiliate Investments (6)
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/25/2025		12.64%	SF+	8.50%	12.64%	3/28/2028	$2,325	$2,325	$2,325
			Secured Debt	(9)	3/25/2025		12.64%	SF+	8.50%	12.64%	3/28/2028	2,325	2,325	1,875
			Preferred Equity		3/25/2025	7,590							2,556	1,210
													7,206	5,410
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt		8/16/2019		13.75%				8/16/2029	974	965	965
			Preferred Member Units		5/20/2021	603							597	1,510
			Preferred Member Units		8/16/2019	777							800	30
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,441	2,505
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(30)	3/7/2022						3/7/2027	—	—	—
			Secured Debt	(30)	3/7/2022						3/7/2027	—	—	—
			Secured Debt		3/7/2022		10.00%				3/7/2027	1,105	1,100	1,105
			Preferred Stock	(8)	3/7/2022	453							455	970
													1,555	2,075

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Bettercloud, Inc.	(10)	SaaS Provider of Workflow Management and Business Application Solutions
			Secured Debt	(9)	11/10/2025		12.07%	SF+	8.25%	12.07%	6/30/2028	1,747	1,747	1,747
			Common Equity		11/10/2025	20							4,904	4,550
													6,651	6,297
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		13.98%	SF+	10.00%		12/31/2026	1,254	1,254	1,254
			Preferred Member Units	(8)	1/9/2018	737							1,070	860
			Preferred Member Units	(8)	7/7/2025	78	15.00%			15.00%			84	84
													2,408	2,198
Centre Technologies Holdings, LLC		Provider of IT Hardware Services and Software Solutions
			Secured Debt	(9) (30)	1/4/2019			SF+	8.00%		1/4/2028	—	—	—
			Secured Debt	(9)	11/29/2024		11.98%	SF+	8.00%		1/4/2028	6,021	6,003	6,021
			Preferred Member Units		1/4/2019	3,471							1,596	10,680
													7,599	16,701
Chamberlin Holding LLC		Roofing and Waterproofing Specialty Contractor
			Secured Debt	(9) (30)	2/26/2018			SF+	6.00%		2/26/2029	—	(21)	—
			Secured Debt	(9)	2/26/2018		11.99%	SF+	8.00%		2/26/2029	10,505	10,355	10,505
			Member Units	(8)	2/26/2018	1,087							2,860	8,880
			Member Units	(8) (23)	11/2/2018	261,786							443	1,043
													13,637	20,428
Charps, LLC		Pipeline Maintenance and Construction
			Preferred Member Units	(8)	2/3/2017	457							491	4,010

Clad-Rex Steel, LLC		Specialty Manufacturer of Vinyl-Clad Metal
			Secured Debt	(30)	10/28/2022						7/31/2027	—	—	—
			Secured Debt		12/20/2016		10.00%				7/31/2030	2,370	2,348	2,370
			Secured Debt		12/20/2016		10.00%				12/20/2036	232	231	232
			Member Units	(8)	12/20/2016	179							1,820	3,530
			Member Units	(23)	12/20/2016	200							127	317
													4,526	6,449
Cody Pools, Inc.		Designer of Residential and Commercial Pools
			Secured Debt	(30)	3/6/2020						12/3/2030	—	(19)	—
			Secured Debt		3/6/2020		12.50%				12/3/2030	5,891	5,785	5,891
			Preferred Member Units	(8) (23)	3/6/2020	147							2,079	16,270
													7,845	22,161
Colonial Electric Company LLC		Provider of Electrical Contracting Services
			Secured Debt	(30)	3/31/2021						3/31/2028	—	—	—
			Secured Debt		3/31/2021		9.00%				3/31/2028	2,195	2,191	2,195
			Preferred Member Units	(8)	3/31/2021	4,320							1,920	4,210
													4,111	6,405
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(30)	11/22/2023						11/22/2028	—	(12)	(12)
			Secured Debt		11/22/2023		13.50%				11/22/2028	4,300	4,227	4,249
			Preferred Equity		11/22/2023	1,863							1,863	1,800
													6,078	6,037

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	75	75	75
			Secured Debt		3/31/2021		10.00%				12/31/2025	868	868	463
			Preferred Member Units		3/31/2021	1,040							330	—
													1,273	538
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		13.88%	SF+	10.00%		4/27/2026	2,989	2,986	2,834
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,459
													5,361	5,293
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt		2/13/2018		14.00%				2/13/2026	315	315	315
			Secured Debt		12/27/2022		14.00%				2/13/2026	4,501	4,500	4,501
			Preferred Stock		2/13/2018	2,100							2,100	4,940
													6,915	9,756
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		10.00%				6/18/2029	140	138	140
			Secured Debt		11/19/2021		10.00%				6/18/2029	3,200	3,177	3,200
			Preferred Equity		11/19/2021	1,486							1,486	2,296
			Preferred Equity	(8)	6/18/2024	767	15.00%			15.00%			938	1,358
													5,739	6,994
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(30)	6/30/2025						6/30/2030	—	—	—
			Secured Debt		6/30/2025		12.00%				6/30/2030	16,500	16,208	16,500
			Preferred Equity	(8)	10/29/2021	2,340							2,600	13,660
													18,808	30,160
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(24)	7/31/2015	5.95%							671	193

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (32) (30)	6/24/2016			SF+	7.50%		1/1/2028	—	—	—
			Secured Debt	(9)	11/22/2024		11.38%	SF+	7.50%		1/1/2028	17,632	17,557	17,632
			Member Units	(8)	6/24/2016	2,261							4,423	28,450
			Common Equity	(23)	12/15/2025	133							99	99
													22,079	46,181
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	3,513	3,506	3,513
			Preferred Member Units	(8)	3/31/2021	56							1,225	2,740
													4,731	6,253
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	8/9/2017	8.22%							1,549	4,116

IG Investor, LLC		Military and Other Tactical Gear

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		6/21/2023		13.00%				6/21/2028	400	385	400
			Secured Debt		6/21/2023		13.00%				6/21/2028	8,766	8,636	8,766
			Common Equity		6/21/2023	3,600							3,600	7,010
													12,621	16,176
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	6,436,566							6,540	6,790

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		11.75%	SF+	7.50%		8/20/2026	14,340	14,299	14,071
			Preferred Equity	(8)	12/7/2023	3,725	10.00%			10.00%			329	490
			Preferred Equity		6/3/2025	3,596	10.00%			10.00%			383	480
			Common Stock		8/20/2021	11,647							1,584	410
													16,595	15,451
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2026	2,550	2,547	2,547
			Secured Debt		10/31/2018		9.00%				10/31/2048	978	970	970
			Preferred Equity	(8)	10/31/2018	145							3,060	4,290
			Member Units	(8) (23)	10/31/2018	200							248	1,048
													6,825	8,855
KMS, LLC	(10)	Wholesaler of Closeout and Value-Priced Products
			Secured Debt	(9) (30)	12/29/2025			SF+	5.50%		10/1/2028	—	(49)	(49)
			Secured Debt		2/10/2025		12.50%				10/1/2028	1,463	1,433	1,433
			Secured Debt		2/10/2025		12.50%				10/1/2028	1,259	1,259	1,259
			Preferred Equity		2/10/2025	11,516							6,113	7,830
													8,756	10,473
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	12/19/2024		9.81%	SF+	5.50%	9.81%	1/28/2031	2,342	2,342	2,256
			Secured Debt	(9)	4/11/2025		9.32%	SF+	5.50%	9.32%	1/28/2031	1,395	1,395	1,344
			Preferred Equity	(8) (23)	12/19/2024	53,505							12,058	10,134
													15,795	13,734
Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure
			Secured Debt		6/4/2024		12.50%				6/4/2029	8,018	7,862	8,018
			Preferred Equity	(8)	6/4/2024	84,201							2,799	5,830
													10,661	13,848
NexRev LLC		Provider of Energy Efficiency Products & Services
			Preferred Member Units	(8)	2/28/2018	25,786,046							2,053	3,210

NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9) (17)	1/31/2017		10.48%	SF+	6.50%		1/31/2025	250	250	250
			Secured Debt	(17)	1/31/2017		12.00%				1/31/2025	4,610	4,610	4,610
			Preferred Member Units		11/2/2022	600							696	1,530
			Preferred Member Units		1/31/2017	122							2,966	3,050
													8,522	9,440
Oneliance, LLC		Construction Cleaning Company

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Stock	(8)	8/6/2021	282							282	810

Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9)	7/30/2021		14.98%	SF+	11.00%		7/31/2026	153	150	153
			Secured Debt	(9)	7/30/2021		14.98%	SF+	11.00%		7/31/2026	5,190	5,178	5,190
			Preferred Stock	(23)	7/30/2021	2,500							2,500	3,360
													7,828	8,703
Pinnacle TopCo, LLC		Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
			Secured Debt	(30)	12/21/2023						12/21/2028	—	(6)	—
			Secured Debt		12/21/2023		13.00%				12/21/2028	6,800	6,699	6,800
			Preferred Equity	(8)	12/21/2023	110							3,135	5,110
													9,828	11,910
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		10.89%	SF+	6.75%	10.89%	6/30/2027	1,385	1,384	1,142
			Secured Debt	(9) (30)	2/5/2025			SF+	6.75%		6/30/2027	—	—	—
			Secured Debt	(9)	4/8/2021		10.89%	SF+	6.75%	10.89%	6/30/2027	14,484	14,475	11,937
			Secured Debt	(9) (30)	7/17/2025			SF+	6.75%		6/30/2027	—	—	—
			Common Equity		8/12/2024	107							—	—
													15,859	13,079
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(14) (30)	12/15/2021						12/15/2026	—	(12)	(12)
			Secured Debt	(14)	12/15/2021		12.50%			10.00%	12/15/2026	3,740	3,518	1,559
			Preferred Equity		12/15/2021	1,230							1,230	—
													4,736	1,547
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.80%				6/16/2028	750	746	750
			Secured Debt	(33)	6/16/2023		12.85%				6/16/2028	22,283	22,253	22,283
			Preferred Member Units	(8)	8/31/2018	55							508	5,730
													23,507	28,763
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%			8.50%	12/31/2027	246	246	866
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,918	5,425	1,598
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,671	2,464
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	301	215	241
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	3,800	3,761	707
			Preferred Member Units		8/28/2023	1,651							165	—
			Preferred Member Units		2/1/2023	1,411							141	—
			Preferred Member Units		8/31/2018	136							2,311	—
													6,593	948
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt	(30)	5/31/2019						5/31/2027	—	—	—
			Secured Debt		5/31/2019		13.50%				5/31/2027	2,250	2,232	2,250

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		11/21/2025		9.00%				5/31/2027	510	508	510
			Common Equity	(23)	11/21/2025	181							174	174
			Common Stock	(8)	5/31/2019	154							1,164	3,730
													4,078	6,664
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	2,200	2,158	2,168
			Preferred Equity	(8)	2/16/2024	1,000							1,154	1,089
													3,312	3,257
Victory Energy Operations, LLC		Provider of Industrial and Commercial Combustion Systems
			Secured Debt		10/3/2024		13.00%				10/3/2029	138	127	127
			Secured Debt		10/3/2024		13.00%				10/3/2029	7,749	7,575	7,575
			Preferred Equity		10/3/2024	8,259							3,609	3,760
													11,311	11,462
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (30)	12/1/2021			SF+	6.00%		12/1/2026	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	6,000	5,967	5,967
			Preferred Equity	(8) (23)	12/1/2021	3,060							3,060	3,060
													9,027	9,027
Subtotal Affiliate investments (55.1% of net assets at fair value)													$322,074	$406,771
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		4/1/2025		20.00%			20.00%	11/24/2032	$308	$308	$308
			Secured Debt		11/24/2025		21.00%			21.00%	11/24/2032	177	173	173
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	1,070	1,070	948
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	1,070	1,070	948
			Preferred Equity		3/28/2025	4,342,688							2,931	720
			Common Stock		12/11/2020	593,927							3,148	—
													8,700	3,097
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	955	955	951
			Secured Debt	(9)	11/26/2025		11.00%	SF+	7.00%	1.00%	3/11/2027	94	93	93
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	7.00%	1.00%	3/11/2027	1,967	1,965	1,959
													3,013	3,003
AGS American Glass Services Acquisition, LLC	(10)	Provider of Custom Glass Fabrication & Installation and Specialty Coating Solutions
			Secured Debt	(9) (30)	7/24/2025			SF+	5.50%		7/24/2031	—	(47)	(47)
			Secured Debt	(9) (30)	7/24/2025			SF+	5.50%		7/24/2031	—	(27)	(27)
			Secured Debt	(9)	7/24/2025		9.22%	SF+	5.50%		7/24/2031	13,771	13,582	13,440
			Preferred Equity		7/24/2025	10,000							1,000	1,000
													14,508	14,366
Airo Purchaser, Inc.	(10)	Provider of HVAC and Plumbing Installation Services
			Secured Debt	(9) (30)	8/1/2025			SF+	5.25%		8/1/2030	—	(51)	(51)
			Secured Debt	(9) (30)	8/1/2025			SF+	5.25%		8/1/2030	—	(26)	(26)
			Secured Debt	(9)	8/1/2025		9.22%	SF+	5.25%		8/1/2030	22,374	22,016	22,110
			Common Equity		8/1/2025	1,233							1,233	1,233

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													23,172	23,266
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	11							83	—

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (30)	11/19/2021			P+	5.00%		11/19/2026	—	(3)	(3)
			Secured Debt	(9)	11/19/2021		11.75%	P+	5.00%		11/19/2026	7,000	6,987	7,000
													6,984	6,997
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	2,218	2,218	2,218
			Secured Debt	(9)	11/6/2023		10.34%	SF+	6.50%	10.34%	11/6/2028	4,772	4,772	4,772
			Preferred Equity		11/6/2023	17,265							7,468	8,848
			Preferred Equity		11/6/2023	17,265							—	—
			Common Equity		11/9/2021	2,070							124	—
													14,582	15,838
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock	(8)	8/11/2022	62,402							62	110

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (28)	1/18/2022		10.22%	SF+	6.00%		1/18/2028	250	241	250
			Secured Debt	(9)	1/18/2022		9.25%	SF+	5.00%		1/18/2028	925	919	925
			Secured Debt	(9)	1/18/2022		11.25%	SF+	7.00%		1/18/2028	925	919	925
			Common Stock		1/18/2022	100,000							100	140
													2,179	2,240
Auria Space, LLC	(10)	Provider of Satellite Operations and Command Software for Defense and Intelligence Platforms
			Secured Debt	(9) (30)	12/31/2025			SF+	5.00%		12/31/2030		(38)	(38)
			Secured Debt	(9) (30)	12/31/2025			SF+	5.00%		12/31/2030		(68)	(68)
			Secured Debt	(9)	12/31/2025		8.72%	SF+	5.00%		12/31/2030		12,740	12,740
													12,634	12,634
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (30)	12/23/2022			SF+	7.25%		12/23/2027	—	(9)	(9)
			Secured Debt	(9)	12/23/2022		11.09%	SF+	7.25%		12/23/2027	3,257	3,208	3,257
			Secured Debt	(9) (30)	12/18/2025			SF+	7.25%		12/23/2027	—	(5)	(5)
			Common Equity	(8)	12/15/2021	137							130	128
													3,324	3,371
Behavior Development Group Holdings	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9) (30)	12/17/2025			SF+	6.00%		12/17/2030	—	(37)	(37)
			Secured Debt	(9)	12/17/2025		9.70%	SF+	6.00%		12/17/2030	15,993	15,757	15,757
			Common Equity		12/17/2025	500							500	500
													16,220	16,220
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(23)	3/8/2024	286,109							286	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(23)	11/12/2019	122,416							—	—
			Preferred Member Units	(23)	7/6/2018	1,548,387							—	—
													286	—
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (14)	1/9/2024		12.49%	SF+	8.50%	11.49%	1/31/2026	215	138	255
			Secured Debt	(9) (14)	10/19/2022		14.25%	P+	7.50%	13.25%	1/31/2026	2,980	2,980	195
			Secured Debt	(9) (14)	8/28/2020		12.49%	SF+	8.50%	11.49%	1/31/2026	4,486	4,231	—
			Common Stock		10/1/2020	700,446							—	—
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	—
													8,460	450
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	64	64	64
			Member Units	(8)	6/30/2017	540,000							564	700
													628	764
B-O-F Corporation	(10)	Manufacturer of Gravity Flow Shelving Solutions for Retail Applications
			Secured Debt	(9) (30)	2/3/2025			SF+	5.75%		2/3/2030	—	(12)	(12)
			Secured Debt	(9)	2/3/2025		8.74%	SF+	4.75%		2/3/2030	2,850	2,809	2,831
			Secured Debt	(9)	2/3/2025		10.74%	SF+	6.75%		2/3/2030	2,850	2,809	2,831
			Common Equity		2/3/2025	180,000							180	180
													5,786	5,830
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		9.89%	SF+	5.75%		5/1/2028	360	352	360
			Secured Debt	(9)	10/31/2025		9.59%	SF+	5.75%		5/1/2028	880	863	880
			Secured Debt	(9)	5/1/2023		8.89%	SF+	4.75%		5/1/2028	3,959	3,922	3,959
			Secured Debt	(9)	5/1/2023		10.89%	SF+	6.75%		5/1/2028	3,959	3,922	3,959
			Preferred Equity		5/1/2023	360							360	350
			Common Equity		5/1/2023	360							—	—
													9,419	9,508
BP Loenbro Holdings Inc.	(10)	Specialty Industrial Maintenance Services
			Secured Debt	(9) (28)	2/1/2024		9.75%	SF+	5.75%		2/1/2029	1,024	993	1,024
			Secured Debt	(9)	2/1/2024		9.84%	SF+	5.75%		2/1/2029	1,279	1,260	1,279
			Secured Debt	(9)	2/1/2024		9.75%	SF+	5.75%		2/1/2029	11,003	10,865	11,003
			Secured Debt	(9)	1/2/2025		9.83%	SF+	5.75%		2/1/2029	—	—	—
			Secured Debt	(9)	7/1/2025		9.84%	SF+	5.75%		2/1/2029	4,219	4,146	4,219
			Common Equity		2/1/2024	1,000,000							1,000	3,790
													18,264	21,315
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(24)	7/21/2014	1.59%							1,755	897
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	0.59%							6,440	6,447
													8,195	7,344
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	4,458	4,188	—
			Secured Debt	(14) (17)	6/28/2024		15.00%			15.00%	4/1/2025	—	—	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	4,078	4,078	—
			Preferred Member Units		6/30/2015	4	6.00%			6.00%			3,040	—
													11,306	—
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (30)	12/17/2021			SF+	6.00%		6/5/2030	—	(6)	(6)
			Secured Debt		12/17/2021		13.00%				6/5/2030	2,432	2,379	2,379
			Common Stock		12/17/2021	57,402							574	600
													2,947	2,973
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	105,856							106	230

CenterPeak Holdings, LLC		Executive Search Services
			Secured Debt		12/10/2021		15.00%				12/10/2026	200	199	200
			Secured Debt		12/10/2021		15.00%				12/10/2026	2,790	2,789	2,790
			Preferred Equity	(8)	12/10/2021	368							404	2,700
													3,392	5,690
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (28)	2/7/2022		10.84%	SF+	6.75%		2/7/2027	667	657	667
			Secured Debt	(9)	2/7/2022		10.84%	SF+	6.75%		2/7/2027	3,291	3,276	3,291
			Secured Debt	(9)	6/24/2022		10.84%	SF+	6.75%		2/7/2027	182	182	182
			Secured Debt	(9)	3/27/2023		10.84%	SF+	6.75%		2/7/2027	441	437	441
													4,552	4,581
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,644	2,300	8

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units		3/12/2020	39							—	510

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (28)	8/6/2021		12.28%	SF+	8.25%	12.02%	8/6/2026	7,359	7,333	6,996
			Secured Debt	(9)	8/6/2021		12.02%	SF+	8.25%	12.02%	8/6/2026	17,842	17,787	16,960
													25,120	23,956
Connect Telecommunications Solutions Holdings, Inc.	(13) (21)	Value-Added Distributor of Fiber Products and Equipment
			Secured Debt		10/9/2024		13.00%				10/9/2029	2,704	2,642	2,642
			Preferred Equity		10/9/2024	2,478							1,400	1,400
													4,042	4,042
Core Transformers	(10)	Refurbisher and Distributor of Electric Transformers
			Secured Debt	(9) (30)	9/24/2025			SF+	5.50%		9/23/2031		(95)	(95)
			Secured Debt	(9) (30)	9/24/2025			SF+	5.50%		9/23/2031		(95)	(95)
			Secured Debt	(9)	9/24/2025		9.23%	SF+	5.50%		9/23/2031		9,811	9,811
			Common Equity		9/24/2025	1,000,000							1,000	1,000
													10,621	10,621
Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (28)	6/29/2024		10.32%	SF+	6.50%		6/28/2029	449	432	445
			Secured Debt	(9)	6/29/2024		10.34%	SF+	6.50%		6/28/2029	2,841	2,793	2,818
			Secured Debt	(9)	6/29/2024		10.59%	SF+	6.75%		6/28/2029	8,546	8,396	8,516
			Secured Debt	(9)	8/15/2024		10.37%	SF+	6.50%		6/28/2029	1,894	1,868	1,879
													13,489	13,658
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (30)	12/27/2023			SF+	6.75%		6/27/2027	—	(19)	(19)
			Secured Debt	(9)	12/27/2023		10.52%	SF+	6.75%		6/27/2027	6,844	6,753	6,844
													6,734	6,825
CRC Evans USA Bidco, Inc.	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (28)	8/19/2022		10.87%	SF+	6.75%		6/30/2029	448	436	448
			Secured Debt	(30)	12/31/2025			SF+	6.75%		6/30/2029	—	(18)	(18)
			Secured Debt	(9)	12/31/2025		10.70%	SF+	6.75%		6/30/2029	625	613	613
			Secured Debt	(9)	8/19/2022		10.83%	SF+	6.75%		6/30/2029	979	957	979
													1,988	2,022
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (30)	6/27/2024			SF+	6.75%		6/27/2029	—	(22)	(22)
			Secured Debt	(9)	3/4/2025		10.69%	SF+	6.75%		6/27/2029	16,578	16,307	16,578
			Secured Debt	(9)	6/27/2024		10.44%	SF+	6.75%		6/27/2029	10,400	10,255	10,400
			Common Equity		3/4/2025	2,862							286	230
													26,826	27,186
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	37							52	50

DTE Enterprises, LLC	(10)	Industrial Powertrain Repair and Services
			Class AA Preferred Member Units (non-voting)		4/13/2018		10.00%			10.00%			1,316	—
			Class A Preferred Member Units		4/13/2018	776,316	8.00%			8.00%			776	—
													2,092	—
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		11.82%	SF+	8.00%	11.82%	12/31/2026	2,612	2,507	2,612
			Secured Debt	(9)	12/20/2022		12.82%	SF+	9.00%		12/31/2026	2,493	2,259	2,464
			Preferred Equity		12/20/2022	125,000							128	110
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,894	5,186
Electro Technical Industries, LLC	(10)	Manufacturer of Mission-Critical Electrical Distribution Systems
			Secured Debt	(9) (30)	3/31/2025			SF+	5.50%		3/31/2030	—	(73)	(73)
			Secured Debt	(9)	3/31/2025		9.22%	SF+	5.50%		3/31/2030	24,466	24,052	24,466
			Common Equity		3/31/2025	714,286							714	1,080

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													24,693	25,473
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (30)	10/3/2022			SF+	6.00%		10/3/2027	—	—	—
			Secured Debt		10/3/2022		12.00%				10/3/2027	1,097	1,085	1,085
			Secured Debt		10/3/2022		9.00%				10/3/2052	406	402	402
			Common Stock		10/3/2022	19							374	330
			Common Stock	(23)	10/3/2022	61							102	214
													1,963	2,031
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		10.22%	SF+	6.25%		12/29/2027	2,266	2,249	1,427

Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (30)	4/7/2023			SF+	6.00%		4/7/2029	—	(6)	—
			Secured Debt	(9)	10/2/2024		9.67%	SF+	6.00%		4/7/2029	356	352	356
			Secured Debt	(9)	4/7/2023		9.67%	SF+	6.00%		4/7/2029	6,715	6,602	6,715
			Common Equity		4/7/2023	170,998							174	240
													7,122	7,311
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		10.93%	SF+	7.00%		12/22/2026	308	307	308
			Secured Debt	(9)	12/22/2021		10.93%	SF+	7.00%		12/22/2026	4,003	3,996	4,003
													4,303	4,311
FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt	(30)	5/28/2024						5/28/2029	—	—	—
			Secured Debt		5/28/2024		13.00%				5/29/2029	7,790	7,007	7,790
			Warrants	(8) (27)	5/28/2024	3					5/28/2034		980	3,780
													7,987	11,570
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9) (30)	4/14/2025			SF+	7.25%		10/14/2027	—	(21)	—
			Secured Debt	(9)	4/14/2025		10.98%	SF+	7.25%		10/14/2027	8,514	8,394	8,514
			Common Equity		11/10/2023	210,084							210	130
													8,583	8,644
GradeEight Corp.	(10)	Distributor of Maintenance and Repair Parts
			Secured Debt	(9)	10/4/2024		11.23%	SF+	7.50%		10/4/2029	400	365	391
			Secured Debt	(9)	10/4/2024		11.23%	SF+	7.50%		10/4/2029	1,959	1,922	1,922
			Secured Debt	(9) (26)	10/4/2024		11.31%	SF+	7.25%		10/4/2029	14,453	14,235	14,136
			Common Equity		10/4/2024	570							564	423
													17,086	16,872
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (423 AER II, LP)	(24)	6/2/2025	4.13%							1,590	1,590

Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9)	12/2/2016		9.98%	SF+	6.00%		1/15/2026	805	805	805
			Secured Debt		12/2/2016		11.00%				1/15/2026	9,744	9,744	9,744
			Preferred Member Units	(8)	12/2/2016	56							713	6,580

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(23)	12/2/2016	56							38	350
													11,300	17,479
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (14)	3/7/2024		9.01%	SF+	3.50%	2.50%	6/21/2026	1,465	1,437	1,276
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	914	401	—
			Common Equity		3/7/2024	35,971							—	—
													1,838	1,276
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (28)	7/3/2024		9.32%	SF+	5.50%		7/3/2029	2,376	2,359	2,348
			Secured Debt	(9)	7/3/2024		9.46%	SF+	5.50%		7/3/2029	16,300	16,167	16,082
													18,526	18,430
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		12.24%	SF+	8.25%		12/31/2027	8,000	7,906	8,000

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (30)	7/30/2021			SF+	5.75%		7/30/2028	—	(5)	—
			Secured Debt	(9)	7/30/2021		9.57%	SF+	5.75%		7/30/2028	6,138	6,101	6,138
			Secured Debt	(9)	7/30/2021		9.57%	SF+	5.75%		7/30/2028	1,902	1,891	1,902
													7,987	8,040
Ignite Visibility LLC	(10)	Digital Marketing Services Agency
			Secured Debt	(9)	12/15/2025		8.84%	SF+	5.00%		12/1/2028	7,931	7,816	7,816
			Secured Debt	(9)	12/15/2025		10.84%	SF+	7.00%		12/1/2028	7,931	7,816	7,816
													15,632	15,632
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Common Equity		6/8/2023	422							580	540

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/13/2025		9.68%	SF+	6.00%	4.00%	10/30/2028	1,776	1,776	1,776
			Secured Debt	(9)	7/31/2025		9.68%	SF+	6.00%	9.68%	10/30/2028	4,044	4,044	4,044
			Common Equity		7/31/2025	3,874,040							5,191	4,490
													11,011	10,310
Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt		3/31/2023		12.00%				3/31/2028	3,825	3,820	3,825
			Preferred Equity	(8)	3/31/2023	21,840							1,092	2,040
													4,912	5,865
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9)	7/19/2023		10.10%	SF+	6.25%		7/19/2028	1,691	1,668	1,574
			Secured Debt	(9)	7/19/2023		10.12%	SF+	6.25%		7/19/2029	16,572	16,424	15,424
			Common Equity		7/19/2023	47,847							239	100
													18,331	17,098
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (28)	4/3/2023		13.97%	SF+	10.00%	2.00%	4/3/2028	733	725	691
			Secured Debt	(9)	4/3/2023		13.97%	SF+	10.00%	2.00%	4/3/2028	6,260	6,187	5,901
			Secured Debt	(9)	6/14/2023		13.97%	SF+	10.00%	2.00%	4/3/2028	1,261	1,246	1,188

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	12/31/2024		13.97%	SF+	10.00%	2.00%	4/3/2028	291	291	274
			Common Equity		4/3/2023	137,302							358	75
													8,807	8,129
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (28)	12/9/2021		13.92%	SF+	10.00%	13.92%	8/7/2023	2,392	2,392	2,078
			Secured Debt	(9) (14) (17)	8/7/2019		11.02%	SF+	7.00%	11.02%	8/7/2023	7,334	7,254	1
			Common Stock		12/7/2021	2,143							—	—
													9,646	2,079
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9) (28)	8/28/2019		11.37%	SF+	7.50%		3/31/2028	1,452	1,445	1,319
			Secured Debt	(9)	8/28/2019		11.37%	SF+	7.50%	3.37%	3/31/2028	16,804	16,765	15,247
													18,210	16,566
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.00%				1/31/2028	1,128	1,118	1,118
			Secured Debt		9/1/2021		13.00%				1/31/2028	735	728	728
			Secured Debt		11/15/2021		13.00%				1/31/2028	2,236	2,236	2,236
			Secured Debt		11/15/2021		13.00%				1/31/2028	4,406	4,364	4,364
			Secured Debt		1/31/2023		13.00%				1/31/2028	2,389	2,335	2,335
			Preferred Equity		6/26/2024	178	25.00%			25.00%			178	260
			Preferred Equity		9/26/2025	39	25.00%			25.00%			39	39
			Common Stock		8/3/2021	50,753							689	680
													11,687	11,760
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (31)	4/13/2023		2.50%				4/14/2028	2,962	2,831	429
			Common Equity		4/13/2023	186,322							—	—
													2,831	429
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9)	5/20/2024		11.25%	SF+	7.00%		5/17/2029	456	452	443
			Secured Debt	(9) (26)	5/20/2024		10.25%	SF+	6.00%		5/17/2029	2,111	2,084	2,048
			Secured Debt	(9) (26)	5/20/2024		11.25%	SF+	7.00%		5/17/2029	2,111	2,084	2,048
			Secured Debt	(9) (26)	5/20/2024		12.25%	SF+	8.00%		5/17/2029	2,111	2,084	2,048
													6,704	6,587
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		11.15%	SF+	7.00%		6/21/2027	295	292	295
			Secured Debt	(9)	6/30/2025		11.15%	SF+	7.00%		6/21/2027	1,328	1,317	1,327
			Secured Debt	(9)	6/21/2023		11.15%	SF+	7.00%		6/21/2027	1,234	1,130	1,234
			Secured Debt	(9)	6/21/2023		11.15%	SF+	7.00%		6/21/2027	1,234	1,130	1,234
			Secured Debt	(9)	6/30/2025		11.15%	SF+	7.00%		6/21/2027	443	439	443
			Warrants	(8) (27)	6/21/2023	48,327					6/21/2033		523	3,810
													4,831	8,343
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		11.01%	SF+	7.00%		11/4/2026	1,501	1,493	1,501
			Secured Debt	(9) (26)	2/27/2024		11.23%	SF+	7.00%		11/4/2026	1,251	1,244	1,251
			Secured Debt	(9) (26)	11/1/2024		11.11%	SF+	7.00%		11/4/2026	1,333	1,316	1,333

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	11/8/2021		10.84%	SF+	7.00%		11/4/2026	3,475	3,456	3,476
			Preferred Equity		11/8/2021	5,653,333							216	1,500
													7,725	9,061
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	3/30/2024		11.94%	SF+	8.00%		3/29/2029	1,523	1,523	1,523
			Secured Debt	(9)	3/30/2024		11.94%	SF+	8.00%		3/29/2029	1,137	1,137	1,137
			Common Stock		3/29/2024	4,535,784							166	290
													2,826	2,950
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	2,591	2,578	2,578
			Preferred Equity	(8)	3/28/2022	12,214							1,221	1,220
													3,799	3,798
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	8/25/2025		9.13%	SF+	5.00%		6/20/2030	526	526	526
			Secured Debt	(9)	8/25/2025		10.13%	SF+	6.00%	10.13%	6/20/2030	3,043	3,043	3,036
			Secured Debt	(14)	8/25/2025		15.00%			15.00%	6/20/2030	1,404	517	78
			Common Equity		12/22/2021	140,351							140	—
			Common Equity		8/25/2025	70,000							70	—
													4,296	3,640
LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		12.14%	SF+	8.00%	3.00%	8/16/2026	4,696	4,683	3,698

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	4/11/2025		11.41%	SF+	7.50%	2.75%	12/31/2028	20,551	20,233	20,551
			Secured Debt		4/11/2025						12/31/2028	1,380	1,065	1,027
													21,298	21,578
MCT Purchaserco Holding Inc.	(10) (13) (21)	Manufacturer and Distributor of High-Voltage Disconnect Switches
			Secured Debt	(9)	12/1/2025		9.36%	SF+	5.50%		12/2/2030	3,310	3,250	3,250
			Secured Debt	(9)	12/1/2025		9.29%	SF+	5.50%		12/2/2030	21,587	21,375	21,375
			Common Equity		12/1/2025	863,506							619	619
													25,244	25,244
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(17) (30)	10/19/2022						10/19/2025	—	—	—
			Secured Debt		10/19/2022		8.75%				10/19/2027	1,266	1,252	1,266
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			434	434
			Common Stock	(8)	10/19/2022	112,865							113	720
													1,799	2,420
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (30)	4/4/2022			SF+	5.50%		4/3/2028	—	(3)	(3)
			Secured Debt	(9)	11/20/2024		9.32%	SF+	5.50%		4/3/2028	1,328	1,316	1,328
			Secured Debt	(9)	4/4/2022		9.32%	SF+	5.50%		4/3/2028	1,673	1,659	1,673
													2,972	2,998
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (28)	11/30/2023		10.06%	SF+	6.25%		11/30/2028	930	913	888
			Secured Debt	(9) (26)	11/30/2023		10.05%	SF+	6.25%		11/30/2028	852	839	813
			Secured Debt	(9)	11/30/2023		9.07%	SF+	5.25%		11/30/2028	3,154	3,110	3,012
			Secured Debt	(9)	11/30/2023		11.07%	SF+	7.25%		11/30/2028	3,154	3,108	3,000
			Common Equity		11/30/2023	342,574							343	190
													8,313	7,903
Mission Critical Group	(10)	Backup Power Generation
			Secured Debt	(9) (30)	4/17/2025			SF+	5.50%		4/17/2030	—	(55)	(55)
			Secured Debt	(9)	4/17/2025		9.33%	SF+	5.50%		4/17/2030	4,100	3,996	4,100
			Secured Debt	(9)	4/17/2025		9.23%	SF+	5.50%		4/17/2030	18,438	18,123	18,438
			Common Equity		6/7/2023	532							532	6,690
													22,596	29,173
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		14.00%				8/19/2029	2,040	1,891	1,891
			Preferred Member Units	(8)	8/19/2024	40,821	12.00%			12.00%			481	530
			Warrants	(27)	8/19/2024	14,842					8/19/2029		148	200
													2,520	2,621
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	5/24/2022		10.18%	SF+	6.25%		5/24/2027	1,181	1,175	1,272
			Secured Debt	(9)	5/24/2022		10.18%	SF+	6.25%		5/24/2027	3,048	3,031	3,544
			Secured Debt	(9)	5/24/2022		10.18%	SF+	6.25%		5/24/2027	5,164	5,136	5,164
			Secured Debt	(9)	6/25/2025		10.18%	SF+	6.25%		5/24/2027	355	350	359
			Unsecured Debt		1/31/2025		8.00%			8.00%	3/31/2026	23	23	23
			Common Stock		8/30/2022	30,699,450							331	204
													10,046	10,566
Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (30)	6/21/2024			SF+	7.25%		12/21/2028	—	(10)	(10)
			Secured Debt	(9)	6/21/2024		11.09%	SF+	7.25%		6/21/2029	11,859	11,614	11,859
			Secured Debt	(9)	5/13/2025		11.09%	SF+	7.25%		6/21/2029	1,349	1,314	1,349
													12,918	13,198
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		9.42%	SF+	5.75%		11/16/2027	1,040	1,033	1,039
			Secured Debt	(9)	4/1/2024		9.42%	SF+	5.75%		11/16/2027	2,888	2,866	2,888
													3,899	3,927
Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	806							1,805	—

PrimeFlight Aviation Services	(10) (13)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		9.35%	SF+	5.50%		5/1/2029	5,850	5,728	5,850
			Secured Debt	(9)	9/7/2023		9.17%	SF+	5.50%		5/1/2029	559	546	559
			Secured Debt	(9)	1/30/2024		9.17%	SF+	5.50%		5/1/2029	561	552	561
			Secured Debt	(9)	6/28/2024		8.92%	SF+	5.25%		5/1/2029	638	631	638
			Secured Debt	(9)	1/21/2025		9.12%	SF+	5.25%		5/1/2029	1,414	1,403	1,414
			Secured Debt	(9)	7/31/2025		9.09%	SF+	5.25%		5/1/2029	1,327	1,315	1,327

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	11/21/2025		8.63%	SF+	4.75%		5/1/2029	1,083	1,073	1,073
													11,248	11,422
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (28)	8/24/2023		8.86%	SF+	5.00%		8/24/2028	340	310	340
			Secured Debt	(9)	8/24/2023		8.86%	SF+	5.00%		8/24/2028	10,023	9,857	10,023
			Secured Debt	(9)	9/10/2024		8.93%	SF+	5.00%		8/24/2028	4,938	4,870	4,938
													15,037	15,301
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(30)	8/27/2021						8/31/2029	—	(3)	—
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	4,219	4,197	3,056
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	4,219	4,197	2,970
													8,391	6,026
Royal Cup Inc.	(10)	Coffee Roaster and Beverage Solutions Provider
			Secured Debt	(9) (30)	11/26/2025			SF+	5.25%		11/26/2030	—	(51)	(51)
			Secured Debt	(9) (30)	11/26/2025			SF+	5.25%		11/26/2030	—	(19)	(19)
			Secured Debt	(9) (30)	11/26/2025			SF+	5.25%		11/26/2030	—	(82)	(82)
			Secured Debt	(9)	11/26/2025		8.98%	SF+	5.25%		11/26/2030	12,000	11,826	11,826
			Preferred Equity		11/26/2025	857,143							857	857
													12,531	12,531
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		9.17%	SF+	5.50%		5/16/2028	4,134	4,030	4,134
			Secured Debt	(9)	7/16/2021		9.17%	SF+	5.50%		5/16/2028	7,590	7,589	7,590
													11,619	11,724
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				3/21/2030	6,170	6,073	6,170
			Common Stock	(8)	9/13/2018	17,500							—	560
													6,073	6,730
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (30)	8/8/2024			SF+	5.25%		8/8/2029	—	—	—
			Secured Debt	(9)	8/8/2024		9.07%	SF+	5.25%		8/8/2029	33,214	33,190	33,214
			Secured Debt	(9)	7/31/2025		9.07%	SF+	5.25%		8/8/2029	6,525	6,468	6,525
			Common Equity		12/10/2021	61							61	71
													39,719	39,810
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (30) (28)	7/1/2022			SF+	7.00%		7/1/2027	—	(8)	—
			Secured Debt	(9)	7/1/2022		10.82%	SF+	7.00%		7/1/2027	4,825	4,789	4,825
			Common Stock		7/1/2022	200,000							200	200
													4,981	5,025
TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9) (30)	12/31/2024			SF+	5.50%		12/31/2029	—	(6)	(6)
			Secured Debt	(9) (30)	12/31/2024			SF+	5.50%		12/31/2029	—	(4)	(4)
			Secured Debt	(9)	12/31/2024		9.27%	SF+	5.50%		12/31/2029	2,310	2,283	2,302
													2,273	2,292
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(23)	7/7/2021	1,000,000							1,000	2,900

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
The Affiliati Network, LLC		Performance Marketing Solutions
			Preferred Stock		9/1/2023	78,227							78	78
			Preferred Stock	(8)	8/9/2021	320,000							1,600	1,600
													1,678	1,678
Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9)	3/11/2024		10.17%	SF+	6.50%		3/11/2029	554	523	554
			Secured Debt	(9)	3/11/2024		10.17%	SF+	6.50%		3/11/2029	12,917	12,628	12,917
			Secured Debt	(9)	2/27/2025		10.17%	SF+	6.50%		3/11/2029	1,653	1,621	1,653
			Secured Debt	(9)	8/5/2025		10.17%	SF+	6.50%		3/11/2029	1,870	1,829	1,870
			Preferred Equity		3/11/2024	522,651	8.00%			8.00%			529	590
													17,130	17,584
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (14)	6/1/2023		12.32%	SF+	8.15%	7.00%	5/2/2027	6,741	1,783	2,747
			Secured Debt	(14)	6/1/2023						5/2/2027	692	15	—
													1,798	2,747
UBM AcquireCo LLC		Mail Commingling and Logistics Provider
			Secured Debt	(30)	12/20/2025						12/20/2027	—	(10)	(10)
			Secured Debt		12/20/2025		10.00%				12/20/2030	10,700	10,595	10,595
			Common Equity		12/20/2025	20							2,000	2,000
													12,585	12,585
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	7/29/2024		9.97%	SF+	6.25%		7/27/2029	19,294	19,005	19,168
			Common Equity		7/29/2024	412,371							412	420
													19,417	19,588
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/11/2023		11.63%	SF+	7.50%		4/5/2029	3,000	2,953	3,000

Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(28)	12/22/2023		10.98%	SF+	7.00%		12/22/2028	2,273	2,235	2,273
			Secured Debt	(9)	12/22/2023		10.93%	SF+	7.00%		12/22/2028	12,250	12,067	12,250
													14,302	14,523
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	769,231							769	2,670

Wash & Wax Systems LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	4/30/2025		9.28%	SF+	5.50%		4/30/2028	44	44	44
			Secured Debt	(9)	4/30/2025		9.34%	SF+	5.50%		4/30/2028	1,029	1,029	1,029
			Secured Debt		4/30/2025		12.00%			12.00%	7/31/2028	730	730	730
			Common Equity		4/30/2025	439							465	210
													2,268	2,013

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	319	317	218
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	55	52	37
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	2,262	2,254	1,543
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	2,041	2,034	1,392
													4,657	3,190
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (28)	11/19/2021		11.49%	SF+	7.50%		11/19/2027	5,000	4,975	5,000
			Secured Debt	(9)	11/19/2021		11.75%	SF+	7.50%		11/19/2027	2,343	2,326	2,343
			Secured Debt	(9)	1/16/2024		10.75%	SF+	6.50%		11/19/2027	9,050	8,980	9,050
			Secured Debt	(9)	1/16/2024		12.75%	SF+	8.50%		11/19/2027	9,050	8,980	9,050
													25,261	25,443
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		12.00%				12/12/2027	1,364	1,354	1,354
			Preferred Equity	(8)	12/12/2022	530							530	530
													1,884	1,884
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		9.54%	SF+	5.75%		12/20/2028	1,164	1,150	1,164
			Secured Debt	(9)	12/17/2021		9.72%	SF+	5.75%		12/20/2028	2,304	2,286	2,304
			Secured Debt	(9)	3/31/2025		9.52%	SF+	5.75%		12/20/2028	604	594	604
													4,030	4,072
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		11.48%	SF+	7.50%		8/9/2027	4,965	4,931	4,167

ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		11.75%	P+	5.00%		6/14/2029	821	803	821
			Secured Debt	(9) (26)	6/14/2024		9.69%	SF+	6.00%		6/14/2029	1,465	1,441	1,465
			Secured Debt	(9)	6/14/2024		9.60%	SF+	6.00%		6/14/2029	809	800	809
			Secured Debt	(9)	6/14/2024		9.73%	SF+	6.00%		6/14/2029	5,786	5,706	5,786
													8,750	8,881
Subtotal Non-Control/Non-Affiliate investments (117.8% of net assets at fair value)													$885,299	$870,244
Total Portfolio Company investments, December 31, 2025 (180.8% of net assets at fair value)													$1,259,923	$1,335,387

Money market funds (included in cash and cash equivalents)
First American Treasury Obligations Fund Class Z	(16)												$9,540	$9,540
Fidelity Government Portfolio Fund Class III	(34)												1,571	1,571
Total money market funds													$11,111	$11,111

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)
___________________________________________________
(1)All investments are LMM (as defined below) portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of LMM portfolio investments. All of the Fund’s investments, unless otherwise noted, are encumbered as security for one of the Fund’s Credit Facilities (as defined below).
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 97% of the loans (based on the par amount) contain Secured Overnight Financing Rate (“SOFR”) floors which range between 0.75% and 5.25%, with a weighted-average floor of 1.31%.
(10)Private Loan (as defined below) portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Private Loan portfolio investments.
(11)Middle Market (as defined below) portfolio investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Middle Market portfolio investments.
(12)Other Portfolio (as defined below) investment. See Note C—Fair Value Hierarchy for Investments—Portfolio Composition for a description of Other Portfolio investments.
(13)Investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act (as defined below). Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets.
(14)Non-accrual and non-income producing debt investment.
(15)All of the Fund’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)Effective yield as of December 31, 2025 was approximately 3.67% on the First American Treasury Obligations Fund Class Z.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of December 31, 2025.
(20)All portfolio company headquarters are based in the U.S., unless otherwise noted.
(21)Portfolio company headquarters are located outside of the U.S.
(22)Investment Date represents the date of initial investment in the security position.
(23)Shares/Units represent ownership in a related real estate or holding entity.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)
(24)Investment is not unitized. Presentation is made in percent of fully diluted ownership unless otherwise indicated.
(25)A majority of the variable rate loans in the Investment Portfolio (as defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the federal funds rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of December 31, 2025, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2025.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)Revolving line of credit facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of December 31, 2025.
(29)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(30)The position is unfunded and no interest income is being earned as of December 31, 2025. The position may earn a nominal unused facility fee on committed amounts.
(31)Investment is accruing income at the fixed cash rate of 2.50% as of December 31, 2025.
(32)Index based floating interest rate is subject to contractual maximum base rate of 4.00%.
(33)The Fund has entered into an intercreditor agreement that entitles the Fund to the “last out” tranche of the first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Fund receives a higher interest rate than the contractual stated interest rate of 11.80% per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(34)Effective yield as of December 31, 2025 was approximately 3.42% on the Fidelity Government Portfolio Fund Class III.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
December 31, 2024
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
BDB Holdings, LLC		Casual Restaurant Group
			Preferred Equity		11/4/2024	12,504,663							$13,025	$12,610

Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.75%							655	530

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		10.66%	SF+	6.00%		10/29/2026	1,550	1,539	1,550
			Secured Debt		12/19/2014		12.66%	SF+	8.00%		10/29/2026	19,944	19,852	19,944
			Member Units		12/19/2014	2,896							6,435	22,600
													27,826	44,094
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(8) (24)	10/1/2017	49.3%							3,345	8,740

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt		3/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		3/31/2023	2,184,683							1,705	3,004
			Preferred Member Units		3/31/2023	61,077							—	—
			Preferred Member Units		1/26/2015	2,090,001							6,000	—
			Common Stock		3/31/2023	772,620							1,104	—
													9,709	3,904
Subtotal Control investments (11.2% of net assets at fair value)													$54,560	$69,878
Affiliate Investments (6)
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt	(30)	8/16/2019						8/16/2029	$—	$—	$—
			Secured Debt		8/16/2019		13.75%				8/16/2029	1,024	1,012	1,012
			Preferred Member Units		5/20/2021	607							607	1,330
			Preferred Member Units		8/16/2019	800							800	—
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,498	2,342
Barfly Ventures, LLC	(10)	Casual Restaurant Group
			Member Units		10/26/2020	12.25%							528	1,953

Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt		3/7/2022		10.00%				3/7/2027	50	50	50
			Secured Debt		3/7/2022		10.00%				3/7/2027	30	30	30
			Secured Debt		3/7/2022		10.00%				3/7/2027	1,175	1,165	1,165
			Preferred Stock	(8)	3/7/2022	453							455	570
													1,700	1,815
Brewer Crane Holdings, LLC		Provider of Crane Rental and Operating Services
			Secured Debt	(9)	1/9/2018		14.66%	SF+	10.00%		12/31/2025	1,254	1,254	1,254
			Preferred Member Units	(8)	1/9/2018	737							1,070	1,170
													2,324	2,424

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
(20)All portfolio company headquarters are based in the U.S., unless otherwise noted.
(21)Portfolio company headquarters are located outside of the U.S.
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
(34)Effective yield as of December 31, 2024 was approximately 4.13% on the Fidelity Government Portfolio Fund Class III.

MSC INCOME FUND, INC.

Notes to the Consolidated Financial Statements

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION
1.Organization
MSC Income Fund, Inc. (“MSIF” or, together with its consolidated subsidiaries, “MSC Income” or the “Fund”) is a principal investment firm primarily focused on providing debt capital to private (“Private Loan”) companies owned by or in the process of being acquired by a private equity fund (its “Private Loan investment strategy”). MSC Income’s portfolio investments are typically made to support leveraged buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. MSC Income seeks to partner with private equity fund sponsors in its Private Loan investment strategy and primarily invests in secured debt investments of Private Loan companies generally headquartered in the U.S.
MSC Income also maintains a portfolio of customized long-term debt and equity investments in lower middle market (“LMM”) companies (its “LMM investment portfolio”), and through those investments MSC Income has partnered with entrepreneurs, business owners and management teams in co-investments with Main Street Capital Corporation (“Main Street”), a New York Stock Exchange (“NYSE”) listed business development company (“BDC”), utilizing the customized “one-stop” debt and equity financing solutions provided in Main Street’s LMM investment strategy (the “LMM investment strategy”). Through the LMM investment strategy, MSC Income primarily invested in secured debt investments, equity investments, warrants and other securities of LMM companies typically based in the U.S. Effective upon the MSC Income Listing (as defined below) on January 29, 2025, MSC Income changed its investment strategy for investments in new portfolio companies to be solely focused on its Private Loan investment strategy, rather than its historical focus primarily on the Private Loan investment strategy and secondarily on the LMM investment strategy (as further discussed below).
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
2.Basis of Presentation
MSC Income’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Fund is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. MSC Income’s results of operations and cash flows for the years ended December 31, 2025, 2024 and 2023 and financial position as of December 31, 2025 and 2024 are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
Principles of Consolidation
Under ASC 946, MSC Income is precluded from consolidating other entities in which MSC Income has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if MSC Income holds a controlling interest in an operating company that provides all or substantially all of its services directly to MSC Income. Accordingly, as noted above, MSC Income’s consolidated financial statements include the financial position and operating results for the Taxable Subsidiaries and the Structured Subsidiaries. MSC Income has determined that none of its portfolio investments qualify for this exception. Therefore, MSC Income’s Investment Portfolio is carried on the Consolidated Balance Sheets at fair value (see Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio below) with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss),” in both cases on the Consolidated Statements of Operations.
Portfolio Investment Classification
MSC Income classifies its Investment Portfolio in accordance with the requirements of the 1940 Act. Under the 1940 Act, (a) “Control” investments are defined as investments in which MSC Income owns more than 25% of the voting securities or has rights to maintain greater than 50% of the board representation, (b) “Affiliate” investments are defined as investments in which MSC Income owns between 5% and 25% (inclusive) of the voting securities and does not have rights to maintain greater than 50% of the board representation and (c) “Non-Control/Non-Affiliate” investments are defined as investments that are neither Control investments nor Affiliate investments. For purposes of determining the classification of its Investment Portfolio, MSC Income has excluded consideration of any voting securities or board appointment rights held by Main Street or any other advisory clients of the Adviser.
3.Reverse Stock Split
On December 16, 2024, in advance of the MSC Income Listing, the Fund effectuated a two-for-one reverse stock split of its outstanding common stock pursuant to approval from its Board of Directors (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every two shares of the Fund’s issued and outstanding common stock were converted into one share of issued and outstanding common stock, without any change in the par value or shares authorized. All share, per share, common stock and additional paid-in capital amounts presented in these consolidated financial statements and notes to the consolidated financial statements prior to December 16, 2024 have been retrospectively adjusted to give effect to the Reverse Stock Split. A summary of the Fund’s weighted average number of shares of common stock outstanding and net increase in net assets resulting from operations per share after adjusting for the Reverse Stock Split as of December 31, 2023 is as follows:

Year Ended December 31,
2023
Weighted average number of shares of common stock outstanding (as reported)	80,269,002
Weighted average number of shares of common stock outstanding (as adjusted)	40,134,501
Net increase in net assets per share resulting from operations (as reported)	$0.82
Net increase in net assets per share resulting from operations (as adjusted)	$1.65

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
4.Revisions to the Presentation of Previously Issued Financial Statements
As of June 30, 2025, MSC Income changed its tax presentation on the Consolidated Statement of Operations to voluntarily correct an immaterial error in order to comply with the applicable presentation requirements in 210.6-07 of Regulation S-X. Net investment income now includes excise tax expense and net investment income related federal and state income and other tax expenses. These revisions had no impact on net increase in net assets resulting from operations or net increase in net assets resulting from operations per share. All prior period net investment income and net investment income per share amounts presented in these consolidated financial statements and the notes thereto have been retrospectively adjusted to conform to the current presentation. The impact of the adjustments on the Consolidated Statement of Operations for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31, 2024
	As Previously Reported	Adjustments	As Revised

	(in thousands, except per share amounts)
Net investment income before taxes	$57,322	$—	$57,322
Excise tax expense	—	(851)	(851)
Federal and state income and other tax expenses	—	(2,590)	(2,590)
Net investment income	57,322	(3,441)	53,881
Net investment income per share	$1.43	$(0.09)	$1.34

Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation)	$—	2,335	$2,335
Total income tax provision	$(1,106)	$1,106	$—

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised

	(in thousands, except per share amounts)
Net investment income before taxes	$57,669	$—	$57,669
Excise tax expense	—	(519)	(519)
Federal and state income and other tax expenses	—	(1,662)	(1,662)
Net investment income	57,669	(2,181)	55,488
Net investment income per share	$1.44	$(0.06)	$1.38

Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation)	$—	(1,588)	$(1,588)
Total income tax provision	$(3,769)	$3,769	$—
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
MSC Income’s investment strategy calls for it to invest primarily in debt securities issued by Private Loan companies. MSC Income also maintains its LMM investment portfolio and its investment strategy calls for it to invest in future follow-on investments in illiquid debt and equity securities issued by its existing LMM portfolio companies, as or if such opportunities exist. Effective on the date of the MSC Income Listing, the Fund changed its investment strategy with respect to new platform investments to be solely focused on the Private Loan investment strategy. As a result, the size of the LMM investment portfolio is expected to decrease over time as existing LMM investments are repaid or sold in the ordinary course of business. MSC Income also maintains a legacy portfolio of investments in Middle Market companies and a limited portfolio of Other Portfolio investments which are also expected to decrease over time as MSC Income is generally no longer making new Middle Market investments or Other Portfolio investments. MSC Income’s portfolio investments may be subject to restrictions on resale.
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
For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the yield-to-maturity model (“Yield-to-Maturity”) valuation method. For LMM portfolio investments, MSC Income generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall (“Waterfall”) valuation method for its LMM equity investments and an income approach using a Yield-to-Maturity valuation method for its LMM debt investments. For Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent prices are available, MSC Income primarily uses quoted prices in the valuation process. MSC Income determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For its Other Portfolio equity investments, MSC Income generally calculates the fair value of the investment primarily based on the NAV of the investment fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for MSC Income’s portfolio investments estimate the value of the investment as if MSC Income were to sell, or exit, the investment as of the measurement date.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 59 and 63 Private Loan portfolio companies during the years ended December 31, 2025 and 2024, respectively, representing 81% and 85% of the total Private Loan portfolio at fair value as of December 31, 2025 and 2024, respectively. Excluding its investments in Private Loan portfolio companies that, as of December 31, 2025 and 2024, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment, 97% and 96% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the years ended December 31, 2025 and 2024, respectively.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each LMM portfolio company at least once every calendar year, and for MSC Income’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 49 and 48 LMM portfolio companies during the years ended December 31, 2025 and 2024, respectively, representing 96% and 92% of the total LMM portfolio at fair value as of December 31, 2025 and 2024, respectively. Excluding its investments in LMM portfolio companies that, as of December 31, 2025 and 2024, as applicable, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment or whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, over 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during both of the years ended December 31, 2025 and 2024.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
For valuation purposes, all of MSC Income’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, MSC Income uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. MSC Income generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (85% and 93% as of December 31, 2025 and 2024, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) MSC Income has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
For valuation purposes, all of MSC Income’s Other Portfolio investments are non-control investments. MSC Income’s Other Portfolio investments comprised 1.2% and 2.0% of MSC Income’s Investment Portfolio at fair value as of December 31, 2025 and 2024, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income generally determines the fair value of these investments using the NAV valuation method.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of its executive officers, to serve as the Board of Directors’ valuation designee. MSC Income believes its Investment Portfolio as of December 31, 2025 and 2024 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
2.Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these estimates under different conditions or assumptions. Additionally, as explained in Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio, the consolidated financial statements include investments in the Investment Portfolio whose values have been estimated by MSC Income, pursuant to the Valuation Procedures, in the absence of readily ascertainable market values. Because of the inherent uncertainty of the Investment Portfolio valuations, those estimated values may differ materially from the values that would have been determined had a ready market for the securities existed.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2025 and 2024, the Fund had $11.1 million and $14.4 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Fund’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of December 31, 2025 and 2024, cash balances totaling $8.5 million and $13.5 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Fund to risk related to the uninsured balance.
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
As of December 31, 2025, investments on non-accrual status comprised 1.0% of MSC Income’s total Investment Portfolio at fair value and 3.9% at cost. As of December 31, 2024, investments on non-accrual status comprised 1.5% of MSC Income’s total Investment Portfolio at fair value and 5.6% at cost.
MSC Income holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.8. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the PIK interest and cumulative dividends in cash. MSC Income stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the years ended December 31, 2025, 2024 and 2023, (i) 6.0%, 6.2% and 3.8%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.9%, 0.1% and 0.1%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
A presentation of total investment income MSC Income earned from its Investment Portfolio in each of the periods presented is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Interest, dividend and fee income:
Interest income	$115,750	$117,816	$116,976
Dividend income	19,057	11,696	11,255
Fee income	4,346	5,316	3,155
Total investment income	$139,153	$134,828	$131,386
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
To maintain RIC tax treatment (see Note B.8. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the interest income. For the years ended December 31, 2025, 2024 and 2023, 2.4%, 2.8% and 2.5%, respectively, of MSC Income’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.

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
12.Segments
MSC Income operates as a single segment with a principal investment objective to maximize total return, primarily by generating current income from debt investments and, to a lesser extent, by generating current income and capital appreciation from equity and equity-related investments. The Adviser’s Investment Committee and the Fund’s Chief Executive Officer collectively perform the function that allocates resources and assesses performance, and thus together, serve as the Fund’s chief operating decision maker (the “CODM”). Among other metrics, the CODM uses net investment income as a primary U.S. GAAP profit or loss metric used in making operating decisions, which can be found on the Consolidated Statement of Operations along with significant expenses. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.
13.Recently Issued or Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The amendments in this update require more disaggregated information on income taxes paid. ASU 2023-09 is effective for years beginning after December 15, 2024. See Note F — Dividends, Distributions and Taxable Income for additional disclosures related to this guidance.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
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
As of December 31, 2025 and 2024, all of MSC Income’s Private Loan portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Private Loan portfolio investments were categorized as Level 3 as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, all of MSC Income’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s LMM portfolio investments were categorized as Level 3 as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, MSC Income’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Middle Market portfolio investments were categorized as Level 3 as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, all of MSC Income’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s Other Portfolio investments were categorized as Level 3 as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:
•Financial information obtained from each portfolio company, including unaudited statements of operations and balance sheets for the most recent period available as compared to budgeted financial information;
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
A summary of the significant unobservable inputs used in the fair value measurement of MSC Income’s Level 3 portfolio investments as of December 31, 2025 and 2024 is as follows:

Type of Investment	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)	Weighted-Average (3)(4)	Median (3)
Equity investments	$317,892	Discounted cash flow	WACC	11.4% - 22.2%	14.5%	15.0%
		Market comparable / Enterprise value	EBITDA multiple (1)	5.0x - 8.9x (2)	7.1x	7.0x
Debt investments	$1,012,883	Discounted cash flow	Risk adjusted discount rate (5)	7.5% - 18.0% (2)	12.0%	11.3%
			Expected principal recovery percentage	0.0% - 500.0%	100.0%	100.0%
Debt investments	$4,612	Market approach	Third-party quote	14.5 - 63.0	45.1	40.8
Total Level 3 investments	$1,335,387
_____________________________
(1)EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 1.2x - 13.5x and the range for risk adjusted discount rate is 5.4% - 40.4%.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
A summary of changes in the fair value of MSC Income’s Level 3 portfolio investments for the years ended December 31, 2025 and 2024 is as follows (in thousands):

Type of Investment	Fair Value as of December 31, 2024	Transfers Into Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of December 31, 2025
Debt	$895,676	$—	$(287,846)	$415,279	$36,133	$(19,442)	$(22,305)	$1,017,495
Equity	277,553	—	(17,103)	10,848	(29,014)	45,513	22,305	310,102
Equity Warrant	4,278	—	—	—	—	3,512	—	7,790
	$1,177,507	$—	$(304,949)	$426,127	$7,119	$29,583	$—	$1,335,387
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
As of December 31, 2025 and 2024, MSC Income’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$808,957	$—	$—	$808,957
LMM portfolio investments	487,593	—	—	487,593
Middle Market portfolio investments	23,307	—	—	23,307
Other Portfolio investments	15,530	—	—	15,530
Total investments	$1,335,387	$—	$—	$1,335,387

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
Investment Portfolio Composition
MSC Income’s principal investment objective is to maximize its portfolio’s total return, primarily by generating current income from its debt investments and, to a lesser extent, by generating current income and capital appreciation from its equity and equity-related investments, including warrants, convertible securities and other rights to acquire equity securities in a portfolio company. MSC Income seeks to achieve its investment objective primarily through its Private Loan investment strategy and secondarily through its LMM investment portfolio.
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
MSC Income maintains a LMM investment portfolio with investments in secured debt and equity investments in privately held, LMM companies based in the U.S. MSC Income’s LMM portfolio companies generally have annual revenues between $10 million and $150 million, and its LMM investments generally range in size from $1 million to $30 million. The LMM portfolio debt investments are generally secured by a first priority lien on the assets of the portfolio company, can include either fixed or floating interest rates and generally have a term of between five and seven years from the original investment date. MSC Income typically makes direct equity investments and/or receives nominally priced equity warrants in connection with a LMM portfolio company debt investment.
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
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the years ended December 31, 2025, 2024 and 2023, MSC Income did not record investment income from any single portfolio company in excess of 10% of total investment income.
A summary of MSC Income’s Private Loan and LMM portfolio investments as of December 31, 2025 and 2024 is as follows (this information excludes Middle Market and Other Portfolio investments, which are discussed further below):

	December 31, 2025
	Private Loan	LMM (a)

	(dollars in millions)
Number of portfolio companies	81	55
Fair value	$809.0	$487.6
Cost	$821.7	$384.8
Debt investments as a % of portfolio (at cost)	92.1%	70.6%
Equity investments as a % of portfolio (at cost)	7.9%	29.4%
% of debt investments at cost secured by first priority lien	99.9%	99.9%
Weighted-average annual effective yield (b)	10.7%	12.4%
Average EBITDA (c)	$30.0	$11.7
_____________________________
(a)As of December 31, 2025, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 8%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2025. The weighted-average annual effective yield on MSC Income’s debt portfolio as of December 31, 2025, including debt investments on non-accrual status, was 10.3% for its Private Loan portfolio investments and 11.7% for its LMM portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on its investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(c)The average EBITDA is calculated using a weighted-average for Private Loan portfolio companies and a simple average for LMM portfolio companies. These calculations exclude certain portfolio companies, including four Private Loan portfolio companies and three LMM portfolio companies, as EBITDA is not a meaningful valuation metric for MSC Income’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.

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
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2024, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2024. The weighted-average annual effective yield on MSC Income’s debt portfolio as of December 31, 2024, including debt investments on non-accrual status, was 11.4% for its Private Loan portfolio investments and 12.2% for its LMM portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on its investment because it does not reflect MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for Private Loan portfolio companies and a simple average for LMM portfolio companies. These calculations exclude certain portfolio companies, including two Private Loan portfolio companies and three LMM portfolio companies, as EBITDA is not a meaningful valuation metric for MSC Income’s investments in these portfolio companies, and those portfolio companies whose primary purpose is to own real estate and those portfolio companies whose primary operations have ceased and only residual value remains.
For the years ended December 31, 2025 and 2024, MSC Income achieved a total return on investments of 13.9% and 12.4%, respectively. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. The Fund’s total return on investments is not reflective of what an investor in shares of its common stock will realize on its investment because it does not reflect changes in the market value of its stock, utilization of debt capital in its capital structure, expenses or any sales load paid by an investor.
As of December 31, 2025, MSC Income had Middle Market portfolio investments in eight portfolio companies, collectively totaling $23.3 million in fair value and $39.8 million in cost basis, which comprised 1.7% and 3.2% of MSC Income’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, MSC Income had Middle Market Portfolio investments in ten portfolio companies, collectively totaling $39.4 million in fair value and $66.3 million in cost basis, which comprised 3.3% and 5.8% of MSC Income’s Investment Portfolio at fair value and cost, respectively.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
As of December 31, 2025, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $15.5 million in fair value and $13.7 million in cost basis, which comprised 1.2% and 1.1% of MSC Income’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2024, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $24.1 million in fair value and $17.9 million in cost basis, which comprised 2.0% and 1.6% of MSC Income’s Investment Portfolio at fair value and cost, respectively.
The composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of December 31, 2025 and 2024, is as follows (this information excludes Other Portfolio investments, which are discussed above):

Cost:	December 31, 2025	December 31, 2024
First lien debt	85.1%	85.2%
Equity	14.7	14.5
Equity warrants	0.2	0.3
Other	—	—
	100.0%	100.0%

Fair Value:	December 31, 2025	December 31, 2024
First lien debt	77.1%	77.6%
Equity	22.3	22.0
Equity warrants	0.6	0.4
Other	—	—
	100.0%	100.0%
MSC Income’s Private Loan, LMM and Middle Market portfolio companies are located primarily in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the U.S. and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of December 31, 2025 and 2024, is as follows (this information excludes Other Portfolio investments):

Cost:	December 31, 2025	December 31, 2024
West	22.0%	18.7%
Midwest	20.9	21.5
Southwest	19.4	18.2
Southeast	18.5	17.0
Northeast	15.1	22.4
Canada	3.1	1.2
Other Non-U.S.	1.0	1.0
	100.0%	100.0%

Fair Value:	December 31, 2025	December 31, 2024
West	22.3%	18.4%
Southwest	21.8	20.4
Midwest	21.2	22.7
Southeast	16.5	13.8
Northeast	14.3	22.6
Canada	2.9	1.1
Other Non-U.S.	1.0	1.0
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
MSC Income’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value, as of December 31, 2025 and 2024, is as follows (this information excludes Other Portfolio investments):

Cost:	December 31, 2025	December 31, 2024
Electrical Equipment	9.5%	4.6%
Commercial Services & Supplies	7.4	7.6
Machinery	6.9	7.8
Professional Services	5.9	6.1
Construction & Engineering	5.0	2.1
Diversified Consumer Services	4.6	5.2
Distributors	4.5	4.3
Internet Software & Services	4.4	7.2
IT Services	4.4	4.6
Containers & Packaging	4.2	4.5
Health Care Providers & Services	3.4	4.2
Chemicals	3.2	0.4
Leisure Equipment & Products	3.1	3.5
Auto Components	2.8	1.7
Hotels, Restaurants & Leisure	2.7	2.8
Textiles, Apparel & Luxury Goods	2.5	2.8
Specialty Retail	2.3	2.0
Aerospace & Defense	2.2	1.7
Communications Equipment	2.2	2.9
Air Freight & Logistics	1.9	0.9
Computers & Peripherals	1.8	3.0
Software	1.6	1.6
Energy Equipment & Services	1.5	1.6
Marine	1.5	1.5
Internet & Catalog Retail	1.4	1.6
Trading Companies & Distributors	1.4	1.3
Household Products	1.3	1.7
Food & Staples Retailing	1.2	1.6
Beverages	1.0	—
Diversified Financial Services	1.0	2.3
Media	1.0	1.2
Health Care Equipment & Supplies	0.5	1.1
Building Products	0.4	2.2
Other (1)	1.3	2.4
	100.0%	100.0%
_____________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)

Fair Value:	December 31, 2025	December 31, 2024
Electrical Equipment	9.8%	4.7%
Machinery	8.0	9.1
Commercial Services & Supplies	6.6	6.6
Construction & Engineering	5.8	3.0
Professional Services	5.8	6.1
Distributors	5.3	4.3
Diversified Consumer Services	5.0	6.0
IT Services	4.7	4.5
Containers & Packaging	4.5	4.8
Computers & Peripherals	3.5	5.1
Internet Software & Services	3.5	6.3
Chemicals	3.0	0.4
Health Care Providers & Services	3.0	3.8
Auto Components	2.7	1.7
Textiles, Apparel & Luxury Goods	2.5	2.6
Leisure Equipment & Products	2.4	2.9
Specialty Retail	2.2	2.2
Aerospace & Defense	2.1	1.7
Communications Equipment	2.1	1.4
Software	2.0	2.1
Air Freight & Logistics	1.8	1.4
Energy Equipment & Services	1.5	1.3
Hotels, Restaurants & Leisure	1.4	2.0
Marine	1.4	1.4
Household Products	1.3	1.8
Trading Companies & Distributors	1.3	1.3
Diversified Financial Services	1.0	2.3
Food & Staples Retailing	1.0	1.3
Media	1.0	1.5
Internet & Catalog Retail	0.7	1.4
Building Products	0.5	2.3
Other (1)	2.6	2.7
	100.0%	100.0%
_____________________________
(1)Includes various industries with each industry individually less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
As of December 31, 2025 and 2024, MSC Income had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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
As of December 31, 2025, 2024 and 2023, MSC Income had no single investment that qualified as a significant subsidiary under either the investment or income tests.
NOTE D — DEBT
A summary of MSC Income’s debt as of December 31, 2025 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)

	(in thousands)
SPV Facility	$244,000	$—	$244,000	$244,000
Corporate Facility	209,000	—	209,000	209,000
Series A Notes	150,000	(249)	149,751	146,936
Total Debt	$603,000	$(249)	$602,751	$599,936
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
A summary of MSC Income’s debt as of December 31, 2024 is as follows:

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
A summary of MSC Income’s interest expense for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
SPV Facility	$17,221	$23,082	$22,184
Corporate Facility	10,348	9,595	7,916
Series A Notes	6,358	6,358	6,358
Total Interest Expense	$33,927	$39,035	$36,458

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
A summary of MSC Income’s weighted-average amount of total borrowings outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(dollars in millions)
Weighted-average borrowings outstanding	$547.0	$518.8	$486.2
Weighted-average effective interest rate	6.1%	7.5%	7.5%
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
As of December 31, 2025, the SPV Facility included (i) total commitments of $300.0 million, (ii) an accordion feature with the right to request an increase of total commitments and borrowing availability up to $450.0 million and (iii) a revolving period through February 2029 and a final maturity date in February 2030. As of December 31, 2025, advances under the SPV Facility bore interest at a rate equal to the applicable SOFR in effect, plus a margin of 2.20%. MSIF Funding also pays a commitment fee of 0.75% on the average daily unused amount of the financing commitments until February 2029. The SPV Facility is secured by a first lien on the assets of MSIF Funding. Borrowing availability under the SPV Facility is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
As of December 31, 2025, the interest rate for borrowings on the SPV Facility was 6.17%. The average interest rate for borrowings under the SPV Facility was 6.60% and 8.14% for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, MSC Income was in compliance with all financial covenants of the SPV Facility.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
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
As of December 31, 2025, the Corporate Facility included (i) total commitments of $245.0 million from a diversified group of seven lenders, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $300.0 million of total commitments and (iii) a revolving period through November 2028 and a final maturity date in May 2029, with two one-year extension options subject to lender approval.
Borrowings under the Corporate Facility bear interest, subject to MSC Income’s election, at a rate equal to (i) SOFR plus 2.05% or (ii) the base rate plus 1.05%. The base rate is defined as the higher of (a) the Prime rate, (b) the federal funds rate plus 0.5% or (c) SOFR plus 1.0%. Additionally, MSC Income pays an unused commitment fee of 0.25% on the unused lender commitments if 50% or more of the lender commitments are being used and an unused commitment fee of 0.375% on the unused lender commitments if less than 50% of the lender commitments are being used. Borrowings under the Corporate Facility are secured by a first lien on all of the assets of MSIF and its subsidiaries, excluding the assets of Structured Subsidiaries or immaterial subsidiaries, as well as all of the assets, and a pledge of equity ownership interests, of any future subsidiaries of MSIF (other than Structured Subsidiaries or immaterial subsidiaries). Borrowing availability under the Corporate Facility is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
As of December 31, 2025, the interest rate for borrowings on the Corporate Facility was 6.01%. The average interest rate for borrowings under the Corporate Facility was 6.29% and 7.60% for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, MSC Income was in compliance with all financial covenants of the Corporate Facility.
Series A Notes
Pursuant to a Master Note Purchase Agreement dated October 21, 2021 (the “Note Purchase Agreement”), MSC Income issued $77.5 million in aggregate principal amount of 4.04% Series A Senior Notes due 2026 (the “Series A Notes”) upon entering into the Note Purchase Agreement and an additional $72.5 million aggregate principal amount on January 21, 2022. The Series A Notes bear a fixed interest rate of 4.04% per year and mature on October 30, 2026, unless redeemed, purchased or prepaid prior to such date by the Fund in accordance with their terms.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of MSIF or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of December 31, 2025, MSC Income was in compliance with all covenants and other requirements of the Note Purchase Agreement.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
Contractual Payment Obligations
A summary of MSC Income’s contractual payment obligations for the repayment of outstanding indebtedness as of December 31, 2025 is as follows:

	2026	2027	2028	2029	2030	Total

	(in thousands)
SPV Facility	$—	$—	$—	$—	$244,000	$244,000
Corporate Facility	—	—	—	209,000	—	209,000
Series A Notes	150,000	—	—	—	—	150,000
Total	$150,000	$—	$—	$209,000	$244,000	$603,000
Senior Securities
Information about MSC Income’s senior securities as of December 31 for the years indicated in the table, unless otherwise noted, is as follows:

	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
	(in thousands)
Corporate Facility
2016	$80,000	$2,448	—	N/A
2017	82,000	2,506	—	N/A
2018	120,000	2,229	—	N/A
2019	105,000	2,369	—	N/A
2020	44,000	2,920	—	N/A
2021	153,000	2,214	—	N/A
2022	98,000	2,290	—	N/A
2023	132,000	2,280	—	N/A
2024	149,000	2,104	—	N/A
2025	209,000	2,225	—	N/A
SPV Facility
2021	$273,688	$2,214	—	N/A
2022	223,688	2,290	—	N/A
2023	203,688	2,280	—	N/A
2024	266,688	2,104	—	N/A
2025	244,000	2,225	—	N/A
Series A Notes
2021	$77,500	$2,214	—	N/A
2022	150,000	2,290	—	N/A
2023	150,000	2,280	—	N/A
2024	150,000	2,104	—	N/A
2025	150,000	2,225	—	N/A
Deutsche Bank Credit Facility
2016	$333,000	$2,448	—	N/A
2017	348,000	2,506	—	N/A
2018	389,000	2,229	—	N/A
2019	340,000	2,369	—	N/A
2020	257,816	2,920	—	N/A
_____________________________
(1)Total amount of each class of senior securities outstanding at the end of the period presented.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(2)Asset coverage per unit is the ratio of the carrying value of MSC Income’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading on a stock exchange.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
NOTE E — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of MSC Income for the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016:

	Year Ended December 31,
Per Share Data:	2025	2024	2023	2022	2021
NAV as of the beginning of the period	$15.53	$15.54	$15.22	$15.36	$14.56
Net investment income (1)	1.33	1.34	1.38	1.32	1.34
Net realized gain (loss) (1)(2)	(0.20)	0.39	(0.85)	(0.10)	(0.07)
Net unrealized appreciation (depreciation) (1)(2)	0.78	(0.38)	1.16	(0.04)	0.62
Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation) (1)(2)	—	0.06	(0.04)	(0.04)	(0.05)
Net increase in net assets resulting from operations (1)	1.91	1.41	1.65	1.14	1.84
Dividends paid from net investment income	(1.42)	(1.10)	(1.40)	(1.29)	(1.05)
Distributions paid from capital gains	(0.02)	(0.35)	—	—	—
Distributions paid or accrued	(1.44)	(1.45)	(1.40)	(1.29)	(1.05)
Accretive effect of stock repurchases (repurchasing shares below NAV per share)	0.03	0.01	0.06	—	—
Dilutive effect of stock offerings (issuing shares below NAV per share)	(0.16)	—	—	—	—
Other (3)	(0.02)	0.02	0.01	0.01	0.01
NAV as of the end of the period	$15.85	$15.53	$15.54	$15.22	$15.36
Market value as of the end of the period	$13.14	N/A	N/A	N/A	N/A
Shares outstanding as of the end of the period	46,588,608	40,240,358	40,054,433	40,053,000	39,913,303

	Year Ended December 31,
Per Share Data:	2020	2019	2018	2017	2016
NAV as of the beginning of the period	$15.54	$15.92	$16.29	$16.29	$15.76
Net investment income (1)	1.18	1.42	1.48	1.46	1.40
Net realized loss (1)(2)	(1.32)	(0.47)	(0.46)	(0.06)	(0.58)
Net unrealized appreciation (depreciation) (1)(2)	(0.08)	0.08	—	(0.04)	1.12
Income tax provision on net realized loss and net unrealized appreciation (depreciation) (1)(2)	(0.03)	(0.02)	—	—	—
Net increase (decrease) in net assets resulting from operations (1)	(0.25)	1.01	1.02	1.36	1.94
Dividends paid from net investment income	(0.70)	(1.35)	(1.40)	(1.40)	(1.40)
Distributions paid from capital gains	—	(0.05)	—	—	—
Distributions paid or accrued	(0.70)	(1.40)	(1.40)	(1.40)	(1.40)
Other (3)	(0.03)	0.01	0.01	0.04	(0.01)
NAV as of the end of the period	$14.56	$15.54	$15.92	$16.29	$16.29
Market value as of the end of the period	N/A	N/A	N/A	N/A	N/A
Shares outstanding as of the end of the period	39,804,152	39,231,689	39,292,412	39,755,866	36,691,486
_____________________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation and the related income tax provision or benefit can fluctuate significantly from period to period.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(3)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

	Year Ended December 31,
	2025	2024	2023	2022	2021

	(dollars in thousands)
NAV as of the end of the period	$738,659	$624,903	$622,307	$609,665	$613,170
Average NAV	$707,930	$621,478	$613,525	$611,214	$593,440
Average outstanding debt	$550,058	$524,380	$487,271	$494,957	$321,973

Ratios to average NAV:
Ratio of total expenses, including tax expenses, to average NAV (1)(2)(5)	10.93%	12.65%	12.63%	8.60%	6.51%
Ratio of operating expenses to average NAV (2)(5)	10.40%	12.47%	12.02%	8.33%	6.20%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(5)	5.61%	6.19%	6.07%	4.33%	3.76%
Ratio of operating expenses, excluding interest expense and incentive fees to average NAV (2)(5)	3.50%	4.18%	4.02%	3.98%	3.66%
Ratio of net investment income to average NAV (5)	8.72%	8.67%	9.04%	8.65%	8.99%
Portfolio turnover ratio	22.56%	22.69%	21.82%	18.92%	35.39%
Total investment return (3)	(6.74)%	N/A	N/A	N/A	N/A
Total return based on change in NAV (4)	14.20%	9.77%	10.86%	7.43%	12.71%

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
NAV as of the end of the period	$579,624	$609,305	$625,366	$647,789	$597,833
Average NAV	$557,382	$622,708	$642,625	$629,775	$535,175
Average outstanding debt	$386,084	$474,000	$482,200	$427,200	$396,000

Ratios to average NAV:
Ratio of total expenses, including tax expenses, to average NAV (1)(2)(5)	7.38%	9.11%	9.11%	7.88%	7.56%
Ratio of operating expenses to average NAV (2)(5)	7.16%	9.11%	8.95%	7.78%	7.50%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(5)	4.07%	4.86%	5.09%	4.87%	4.69%
Ratio of operating expenses, excluding interest expense and incentive fees to average NAV (2)(5)	4.07%	4.22%	4.57%	4.61%	4.68%
Ratio of net investment income to average NAV (5)	8.40%	8.84%	9.16%	9.01%	8.91%
Portfolio turnover ratio	8.93%	33.30%	45.06%	50.66%	39.01%
Total return based on change in NAV (4)	(1.80)%	6.41%	6.26%	8.59%	12.31%
_____________________________
(1)Total expenses are the sum of operating expenses and all tax expenses.
(2)Unless otherwise noted, operating expenses include interest, management fees, incentive fees and general and administrative expenses.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(3)For the year ended December 31, 2025, total investment return is based on the purchase of stock in the MSC Income Offering at the public offering price of $15.53 and a sale at the market price on December 31, 2025, and assumes reinvestment of dividends at prices obtained by MSC Income’s DRIP (as defined below) during the period. The return does not reflect any sales load that may be paid by an investor.
(4)Total return based on change in NAV was calculated using the sum of ending NAV plus dividends to stockholders and other non-operating changes during the period, divided by the beginning NAV. Non-operating changes include any items that affect NAV other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP, shares repurchased by the Fund and other miscellaneous items. For the year ended December 31, 2024 and prior, total return was calculated based on the change in NAV per share and stockholder distributions declared per share during the reporting period, divided by the NAV per share at the beginning of the period. For each of the periods disclosed, the total return does not reflect the sales load from the sale of MSC Income’s common stock.
(5)Ratios include internal administrative services expense waivers of $9.5 million, $8.3 million, $4.5 million, $4.3 million, $3.6 million, $3.1 million, $6.0 million, $4.6 million and $4.0 million in 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016, respectively. There were no internal administrative services expense waivers for the year ended December 31, 2025. Excluding these internal administrative services expense waivers, the expense and income ratios are as follows:

	Year Ended December 31,
	2024	2023	2022	2021	2020
Ratio of total expenses, including tax expenses, to average NAV(1)(2)	14.21%	13.98%	9.33%	7.24%	8.11%
Ratio of operating expenses to average NAV(2)	14.03%	13.37%	9.06%	6.92%	7.89%
Ratio of operating expenses, excluding interest expense, to average NAV(2)	7.73%	7.43%	5.07%	4.49%	4.80%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)	5.72%	5.38%	4.72%	4.39%	4.80%
Ratio of net investment income to average NAV	7.17%	7.69%	7.90%	8.26%	7.67%

	Year Ended December 31,
	2019	2018	2017	2016
Ratio of total expenses, including tax expenses, to average NAV(1)(2)	9.84%	9.13%	7.89%	7.57%
Ratio of operating expenses to average NAV(2)	9.84%	8.97%	7.79%	7.51%
Ratio of operating expenses, excluding interest expense, to average NAV(2)	5.58%	5.10%	4.88%	4.69%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)	4.95%	4.58%	4.61%	4.69%
Ratio of net investment income to average NAV	8.11%	8.25%	8.28%	8.48%
_____________________________
See footnotes (1) and (2) immediately prior to this table.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
NOTE F — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
MSC Income currently pays regular quarterly dividends to its stockholders and periodically pays supplemental dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis.
A summary of dividends accrued during the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except per share amounts)
Regular quarterly dividends per share	$1.40	$1.45	$1.40
Supplemental dividends per share	0.04	—	—
Total dividends per share	$1.44	$1.45	$1.40

Total regular quarterly dividends	$65,750	$58,212	$56,057
Total supplemental dividends	1,878	—	—
Total dividends	$67,628	$58,212	$56,057
For tax purposes, the 2025 dividends, which included the effects of dividends on an accrual basis, totaled $67.6 million, or $1.440 per share, and were comprised of (i) ordinary income totaling $1.167 per share, (ii) long-term capital gain totaling $0.020 per share and (iii) qualified dividend income totaling $0.253 per share. As of December 31, 2025, MSC Income estimates that it has generated undistributed taxable income of $15.0 million, or $0.32 per share, that will be carried forward toward distributions to be paid in 2026.
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
The tax character of distributions paid for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Ordinary income	$54,887	$37,924	$47,756
Qualified dividends	11,795	6,173	8,301
Distributions of long-term capital gains	946	14,114	—
Distributions on tax basis	$67,628	$58,211	$56,057

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
As of December 31, 2025, 2024 and 2023, the components of distributable earnings on a tax basis, or “Undistributed ordinary income,” differ from the amount of “Total overdistributed earnings” reflected in the Consolidated Balance Sheets by the temporary book or tax differences shown below:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Undistributed ordinary income (1)	$14,984	$20,348	$14,745
Net unrealized appreciation, net of tax	60,223	25,223	42,341
Cumulative book/tax differences on realized gain/loss, including capital loss carryforward	(55,499)	(38,572)	(43,438)
Accumulated net impact of Taxable Subsidiaries (2)	(55,768)	(67,544)	(75,468)
Other temporary differences (3)	(7,335)	(4,172)	(2,089)
Components of Total overdistributed earnings	$(43,395)	$(64,717)	$(63,909)
_____________________________
(1)Undistributed ordinary income is comprised of the following:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Taxable income earned prior to period end and carried forward for distribution next period	$31,756	$34,835	$28,764
Dividend payable as of period end and paid in the following period	(16,772)	(14,487)	(14,019)
Undistributed ordinary income	$14,984	$20,348	$14,745
(2)Accumulated net impact of earnings, intercompany dividends and book/tax differences of the Taxable Subsidiaries.

(3)Book income and tax income differences, including dividends, debt origination, structuring fees and changes in estimates.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
A reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(estimated, in thousands)
Net increase in net assets resulting from operations	$88,728	$56,553	$66,209
Net unrealized (appreciation) depreciation	(36,428)	15,439	(46,319)
Income tax provision	3,720	1,106	3,769
Pre-tax book income not consolidated for tax purposes	(24,972)	(9,622)	4,241
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	31,216	339	22,228
Estimated taxable income (1)	62,264	63,815	50,128
Taxable income earned in prior year and carried forward for distribution in current year	20,348	14,745	20,674
Taxable income earned prior to period end and carried forward for distribution next period	(31,756)	(34,835)	(28,764)
Dividend payable as of period end and paid in the following period	16,772	14,487	14,019
Total distributions accrued or paid to common stockholders	$67,628	$58,212	$56,057
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
The income tax provision for MSC Income is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes relating to net currently taxable activity relating to the portfolio investments held in the Taxable Subsidiaries and excise taxes on MSC Income’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income’s Consolidated Statements of Operations. MSC Income’s provision for income taxes was comprised of the following for the years ended December 31, 2025, 2024 and 2023:

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net investment income taxes
Current tax expense (benefit):
Federal	$(1,426)	$4,458	$1
State and other	(429)	595	340
Excise	510	851	519
Total current tax expense (benefit)	(1,345)	5,904	860

Deferred tax expense (benefit):
Federal	4,829	(2,401)	1,219
State and other	286	(62)	102
Total deferred tax expense (benefit)	5,115	(2,463)	1,321

Total net investment income tax provision	$3,770	$3,441	$2,181

Investment valuation related taxes
Current tax expense (benefit):
Federal	$(526)	$(915)	$12
Total current tax expense (benefit)	(526)	(915)	12

Deferred tax expense (benefit):
Federal	(9)	(667)	2,231
State and other	485	(753)	(655)
Total deferred tax expense (benefit)	476	(1,420)	1,576

Total investment valuation related income tax provision (benefit)	$(50)	$(2,335)	$1,588

Total income tax provision	$3,720	$1,106	$3,769
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
MSC Income’s income taxes paid (net of refunds received) was comprised of the following for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Taxes Paid:
Federal and excise	$5,818	$538	$1,030
State	191	171	973
Total taxes paid	$6,009	$709	$2,003
No individual jurisdiction accounted for a significant amount of the state income taxes paid for the years ended December 31, 2025, 2024 and 2023.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
As of December 31, 2025, the cost of investments for U.S. federal income tax purposes was $1,315.4 million, with such investments having an estimated net unrealized appreciation of $20.0 million, composed of gross unrealized appreciation of $167.9 million and gross unrealized depreciation of $147.9 million. As of December 31, 2024, the cost of investments for U.S. federal income tax purposes was $1,185.0 million, with such investments having an estimated net unrealized appreciation of $55.3 million, composed of gross unrealized appreciation of $182.9 million and gross unrealized depreciation of $127.6 million.
The significant components of net deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$316	$32
Interest expense carryforwards	5,351	4,514
General business and foreign tax credit carryforwards	9	9
Capital loss carryforwards	890	5,499
Other	17	—
Total deferred tax assets	6,584	10,054
Deferred tax liabilities:
Net basis differences in portfolio investments	3,631	4,324
Net unrealized appreciation of portfolio investments	(15,181)	(13,753)
Total deferred tax liabilities	(11,550)	(9,429)
Total deferred tax assets (liabilities), net	$(4,966)	$625
The net deferred tax liability as of December 31, 2025 was $5.0 million and the net deferred tax asset as of December 31, 2024 was $0.6 million, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. Management believes that the realization of the deferred tax assets is more likely than not based on expectations as to future taxable income and scheduled reversals of temporary differences. Accordingly, MSC Income did not record a valuation allowance related to its deferred tax assets as of December 31, 2025 and 2024. As of December 31, 2025, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward, which is not subject to expiration and will carryforward indefinitely until utilized. The Taxable Subsidiaries have net capital loss carryforwards from prior years which, if unused, will expire in tax year 2029. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period. In addition, as of December 31, 2025, for U.S. federal income tax purposes, MSIF had net capital loss carryforwards totaling $1.9 million available to offset future capital gains at the RIC level in any taxable year, to the extent available and permitted by U.S. federal income tax law, which are not subject to expiration as long as MSIF maintains its RIC status.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
NOTE G — SHARE REPURCHASES
Prior to the MSC Income Listing, MSC Income maintained a quarterly share repurchase program whereby the Fund made quarterly offers to purchase shares at the estimated NAV per share, as determined within 48 hours prior to the repurchase date. The amount of shares of MSC Income’s common stock to be repurchased during any calendar quarter was equal to the lesser of (i) the number of shares of common stock MSC Income could repurchase with proceeds it received from the issuance of common stock under MSC Income’s dividend reinvestment plan as then in effect or (ii) 2.5% of the weighted-average number of shares of common stock outstanding in the prior four calendar quarters. Repurchase offers were limited to the number of shares of common stock that MSC Income could repurchase with 90% of the cash retained as a result of issuances of common stock under the then-effective dividend reinvestment plan. On November 13, 2024, the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Fund or the Adviser, unanimously approved suspending the quarterly share repurchase program in anticipation of the MSC Income Listing, and the quarterly share repurchase program ultimately terminated upon the MSC Income Listing.
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
Main Street also entered into a share purchase plan (the “Main Street Share Purchase Plan”) to purchase up to $20.0 million in the aggregate of shares of the Fund’s common stock in the open market with terms and conditions substantially similar to the Fund’s 10b5-1 Repurchase Plan for shares of the Fund’s common stock, and daily purchases under the two plans, if any, are expected to be split pro rata (or as close thereto as reasonably possible) between the Fund and Main Street based on the respective plan sizes. On January 20, 2025, in connection with Main Street’s potential acquisition in excess of 3% of the Fund’s outstanding common stock as a result of any purchases of shares of the Fund’s common stock pursuant to the Main Street Share Purchase Plan or otherwise, the Fund entered into a Fund of Funds Investment Agreement with Main Street (the “Main Street Fund of Funds Agreement”). The Main Street Fund of Funds Agreement provides for the acquisition of shares of the Fund’s common stock by Main Street, and the Fund’s sale of such shares to Main Street, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act. See Note J.5 —Related Party Transactions — Other Related Party Transactions.
In addition to its quarterly share repurchase program, beginning in the second quarter of 2023, MSC Income began periodically offering to complete modified Dutch auction tender offers (“Dutch Auction Tenders”), pursuant to which MSC Income offered to purchase up to a specified amount of shares of its common stock at the lowest clearing purchase price elected by participating stockholders within a specified range that allowed MSC Income to purchase the maximum amount offered. In such Dutch Auction Tenders all shares purchased were purchased at the clearing purchase price. SEC rules permitted MSC Income to increase the number of shares accepted for purchase in any Dutch Auction Tender by up to 2% of MSC Income’s outstanding shares without amending the offer. On August 13, 2024, the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Fund or the Adviser, unanimously approved suspending the Dutch Auction Tenders in anticipation of the MSC Income Listing.
For the years ended December 31, 2024 and 2023, MSC Income funded $16.2 million and $16.6 million, respectively, for shares of its common stock tendered for repurchase under the quarterly share repurchase program. For the years ended December 31, 2024 and 2023, MSC Income funded $4.5 million and $7.8 million, respectively, for shares of its common stock tendered for repurchase through its Dutch Auction Tenders.
Since the reinstatement of its quarterly share repurchase program in March 2021, after briefly suspending it during the COVID-19 pandemic, through the termination of the program on November 13, 2024 as discussed above, MSC Income funded the repurchase of $58.9 million in shares of common stock under the share repurchase program. MSC Income also purchased $12.3 million in shares of common stock through its various Dutch Auction Tenders completed from June 2023 through August 13, 2024.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
A summary of the repurchases of MSC Income’s common stock pursuant to its quarterly share repurchase program, modified Dutch Auction Tenders and the 10b5-1 Repurchase Plan for the years ended December 31, 2025, 2024 and 2023 is as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total Cost (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (3)

	(in thousands, except shares and per share amounts)
January 1 through January 31, 2023	259,744	$15.34	$3,984	259,744	N/A
April 1 through April 30, 2023	279,332	15.34	4,285	279,332	N/A
June 1 through June 30, 2023 (4)	203,452	11.00	2,238	203,452	N/A
August 1 through August 31, 2023	272,830	15.48	4,223	272,830	N/A
September 1 through September 30, 2023 (5)	216,460	13.00	2,814	216,460	N/A
November 1 through November 30, 2023	265,543	15.46	4,105	265,543	N/A
December 1 through December 31, 2023 (6)	213,922	13.00	2,781	213,922	N/A
January 1 through January 31, 2024	259,086	15.62	4,047	259,086	N/A
March 1 through March 31, 2024 (7)	178,572	14.00	2,500	178,572	N/A
May 1 through May 31, 2024	268,523	15.56	4,178	268,523	N/A
June 1 through June 30, 2024 (8)	166,667	12.00	2,000	166,667	N/A
August 1 through August 31, 2024	257,499	15.66	4,032	257,499	N/A
November 1 through November 30, 2024	256,421	15.48	3,969	256,421	N/A
April 1 through April 30, 2025	9,921	14.59	145	9,921	$64,855
May 1 through May 31, 2025	84	14.97	1	84	64,854
August 1 through August 31, 2025	45,542	14.25	649	45,542	64,206
September 1 through September 30, 2025	135,227	13.98	1,890	135,227	62,318
October 1 through October 31, 2025	175,840	13.15	2,312	175,840	60,009
November 1 through November 30, 2025	291,150	12.76	3,715	291,150	56,300
December 1 through December 31, 2025	212,429	13.79	2,929	212,429	53,376
Total	3,968,244		$56,797	3,968,244
_____________________________
(1)MSC Income completed a two-for-one reverse stock split, effective as of December 16, 2024; as such, shares purchased and price per share have been adjusted to reflect the reverse stock split on a retrospective basis.
(2)Includes broker commissions, as applicable.
(3)Applicable only to the 10b5-1 Repurchase Plan.
(4)Includes 203,452 shares repurchased under the Dutch Auction Tender pursuant to the tender offer statement and Offer to Purchase filed with the SEC on May 15, 2023 at a price of $11.00 per share for an aggregate cost of $2.2 million.
(5)Includes 216,460 shares repurchased under the Dutch Auction Tender pursuant to the tender offer statement and Offer to Purchase filed with the SEC on June 14, 2023 at a price of $13.00 per share for an aggregate cost of $2.8 million.
(6)Includes 213,922 shares repurchased under the Dutch Auction Tender pursuant to the tender offer statement and Offer to Purchase filed with the SEC on November 15, 2023 at a price of $13.00 per share for an aggregate cost of $2.8 million.
(7)Includes 178,572 shares repurchased under the Dutch Auction Tender pursuant to the tender offer statement and Offer to Purchase filed with the SEC on February 5, 2024 at a price of $14.00 per share for an aggregate cost of $2.5 million.
(8)Includes 166,667 shares repurchased under the Dutch Auction Tender pursuant to the tender offer statement and Offer to Purchase filed with the SEC on May 17, 2024 at a price of $12.00 per share for an aggregate cost $2.0 million.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
NOTE H — DIVIDEND REINVESTMENT PLAN
Prior to March 6, 2025, the Fund’s dividend reinvestment plan (the “Prior DRIP”) provided for the reinvestment of dividends on behalf of its stockholders. As a result, if the Fund declared a cash dividend, stockholders who had “opted in” to the Prior DRIP would have had their cash dividend automatically reinvested into additional shares of the Fund’s common stock. The number of shares of common stock to be issued to a stockholder under the Prior DRIP was determined by dividing the total dollar amount of the distribution payable to such stockholder by a price per share of common stock determined by the Fund’s Board of Directors or a committee thereof, in its sole discretion, that was (i) not less than the NAV per share of common stock determined in good faith by the Board of Directors or a committee thereof, in its sole discretion, within 48 hours prior to the payment of the distribution and (ii) not more than 2.5% greater than the NAV per share as of such date.
Effective as of March 6, 2025, the date of the Fund’s Board of Directors’ first declaration of a dividend or distribution on the Fund’s common stock following the MSC Income Listing, the Fund adopted an “opt out” dividend reinvestment plan (the “New DRIP” and, together with the Prior DRIP, the “DRIP”). The New DRIP provides for the reinvestment of dividends on behalf of the Fund’s registered stockholders who hold their shares with the Fund’s transfer agent and registrar, or certain brokerage firms that have elected to participate in the New DRIP, unless a stockholder has elected to receive dividends in cash. As a result, if the Fund declares a cash dividend, its registered stockholders (or stockholders holding shares through participating brokerage firms) who have not properly “opted out” of the New DRIP will have their cash dividend automatically reinvested into additional shares of the Fund’s common stock. For the avoidance of doubt, stockholders of the Fund prior to the MSC Income Listing who did not elect to “opt in” to the Prior DRIP in effect prior to the effective date of the “opt out” New DRIP were deemed to have made an election to “opt out” of the New DRIP as of the effective date of the “opt out” New DRIP and to continue to receive cash in connection with any cash dividend declared by the Fund. The share requirements of the New DRIP may be satisfied through the issuance of new shares of common stock, or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of the Fund’s common stock reported on the NYSE on the trading day immediately preceding the dividend payment date for each dividend. Shares purchased in the open market to satisfy the New DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. The DRIP is administered by the Fund’s transfer agent.
Summarized DRIP information for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(dollars in thousands)
DRIP participation	$13,771	$17,983	$18,417
Shares issued for DRIP	893,443	1,132,714	1,172,623
___________________
During the year ended December 31, 2025, 273,707 shares of MSC Income’s stock were purchased in the open market at an average price of $12.64 to satisfy the requirements of the stockholders of the Fund participating in the DRIP. The value of the DRIP shares purchased in the open market was $3.5 million and is excluded from the table above.
NOTE I — COMMITMENTS AND CONTINGENCIES
As of December 31, 2025, MSC Income had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

HPEP 3, L.P.	$1,308
423 AER II, LP	147
Brightwood Capital Fund III, LP	22

Total Equity Commitments (1)	$1,477

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Royal Cup Inc.	$17,143
Auria Space, LLC	16,379
Core Transformers	15,000
AGS American Glass Services Acquisition, LLC	7,350
Mission Critical Group	6,790
Airo Purchaser, Inc.	6,393
South Coast Terminals Holdings, LLC	4,460
KMS, LLC	3,393
MCT Purchaserco Holding Inc.	2,875
Behavior Development Group Holdings	2,500
GradeEight Corp.	2,347
Bluestem Brands, Inc.	2,309
Electro Technical Industries, LLC	2,238
Rug Doctor, LLC.	2,116
CRC Evans USA Bidco, Inc.	2,052
Flame King Holdings, LLC	2,000
Winter Services LLC	1,944
SI East, LLC	1,750
IG Parent Corporation	1,667
Richardson Sales Solutions	1,623
Creative Foam Corporation	1,563
ZRG Partners, LLC	1,562
Garyline, LLC	1,513
CQ Fluency, LLC	1,500
BP Loenbro Holdings Inc.	1,428
Insight Borrower Corporation	1,329
American Health Staffing Group, Inc.	1,250
TEC Services, LLC	1,167
SPAU Holdings, LLC	1,000
Chamberlin Holding LLC	1,000
UBM AcquireCo LLC	1,000
AVEX Aviation Holdings, LLC	876
B-O-F Corporation	840
Titan Meter Midco Corp.	830
Cody Pools, Inc.	786
Bettercloud, Inc.	753
Centre Technologies Holdings, LLC	600
IG Investor, LLC	600
Bond Brand Loyalty ULC	540
Obra Capital, Inc.	521
Coregistics Buyer LLC	513
RA Outdoors LLC	438

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)

Microbe Formulas, LLC	434
Victory Energy Operations, LLC	415
Pinnacle TopCo, LLC	400
Colonial Electric Company LLC	400
Trantech Radiator Topco, LLC	400
Roof Opco, LLC	389
Escalent, Inc.	349
Career Team Holdings, LLC	300
Gamber-Johnson Holdings, LLC	300
Clad-Rex Steel, LLC	300
ArborWorks, LLC	271
CenterPeak Holdings, LLC	200
Mini Melts of America, LLC	195
AAC Holdings, Inc.	181
Implus Footcare, LLC	161
Invincible Boat Company, LLC.	104
Channel Partners Intermediateco, LLC	95
ATS Operating, LLC	75
Hornblower Sub, LLC	56
Wash & Wax Systems LLC	22

Total Loan Commitments	$128,985

Total Commitments	$130,462
_____________________________
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
MSC Income will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of December 31, 2025.
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
The second part of the incentive fee under the Advisory Agreement, referred to as the incentive fee on capital gains, is an incentive fee on realized capital gains earned on liquidated investments from the Fund’s Investment Portfolio, net of any income tax expense associated with such realized capital gains, and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals:
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
The Fund accrues the incentive fee on capital gains on a quarterly basis by following a formula consistent with the cash payment formula required under the Advisory Agreement above. However, in addition to the Fund’s net realized capital gains and unrealized losses (or fair value depreciation) (in part (a) of the formula above), the Fund’s unrealized capital gains (or fair value appreciation) (net of any related income tax expense) on a cumulative basis from the date of the MSC Income Listing are also included in the calculation. During the year ended December 31, 2025, the Fund accrued $2.8 million in incentive fee on capital gains expense. As of December 31, 2025, the Fund had $2.8 million accrued in incentive fees on capital gains, none of which are currently contractually payable.
A summary of MSC Income’s incurred base management fee, subordinated incentive fee on income and incentive fee on capital gains for years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Base management fee	$19,757	$20,922	$19,828
Incentive fee on income (1)	12,145	12,494	12,569
Incentive fee on capital gains	2,763	—	—
____________________
(1)During the year ended December 31, 2025, the Adviser irrevocably waived $0.2 million of the subordinated incentive fee on income, and such amount is not subject to future payment. The subordinated incentive fee on income incurred before the waiver by the Adviser was $12.3 million for the year ended December 31, 2025.
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
A summary of MSC Income’s incurred Internal Administrative Expenses (before and after waivers) for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Internal Administrative Expenses before waivers	$701	$10,089	$8,916
Internal Administrative Expenses waived (1)	—	(9,450)	(8,308)
____________________
(1)Waived Internal Administrative Services expenses are permanently waived and are not subject to future reimbursement.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
2.     Offering Costs
In accordance with MSC Income’s previous investment advisory agreement with the previous investment adviser (“HMS Adviser”), MSC Income reimbursed HMS Adviser for any offering costs that were paid on MSC Income’s behalf, which consisted of, among other costs, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, advertising and sales literature and other costs incurred in connection with the offering of MSC Income’s common stock, including through MSC Income’s DRIP. HMS Adviser was responsible for the payment of offering costs to the extent they exceeded 1.5% of the aggregate gross stock offering proceeds. Pursuant to the transaction whereby the Adviser became the investment adviser to MSC Income, HMS Adviser agreed to permanently waive reimbursement of organizational and offering expenses except for $0.6 million which remained payable to HMS Adviser and would be reimbursed as part of future issuances of common stock by MSC Income. For the year ended December 31, 2023, MSC Income reimbursed HMS Adviser $0.1 million in connection with stock issuances. MSC Income’s reimbursement obligation to HMS Adviser for organizational and offering expenses was fully repaid as of June 30, 2023.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
MSC Income has received an exemptive order from the SEC permitting co-investments among MSC Income, Main Street and other advisory clients of the Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. MSC Income has made co-investments, and in the future intends to continue to make co-investments with Main Street and other advisory clients of the Adviser, in accordance with the conditions of the order. Because the Adviser is wholly-owned by Main Street and is not managing MSC Income’s investment activities as its sole activity, this may provide the Adviser an incentive to allocate opportunities to other participating advisory clients instead of MSC Income. However, both MSC Income and the Adviser have adopted policies and procedures pursuant to the order to manage this conflict and ensure that investment opportunities are allocated in a manner that is fair and equitable considering each investor’s interests, including oversight of the co-investment program by the independent members of MSC Income’s and Main Street’s boards of directors and their required approval of certain co-investment transactions thereunder. Additional information regarding the operation of the co-investment program is set forth in the order granting exemptive relief, which may be reviewed on the SEC’s website at www.sec.gov. In addition to the co-investment program described above, MSC Income also co-invests in certain investment transactions where price is the only negotiated point by MSC Income and its affiliates.
5.     Other Related Party Transactions
As of December 31, 2025, Main Street owned 1,642,635 shares of MSC Income’s common stock. Each issuance and sale of MSC Income shares by MSC Income to Main Street, either individually or through approval of the Main Street Share Purchase Plan, was unanimously approved by the Board of Directors, including each director who is not an “interested person” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Fund or the Adviser. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income. A summary of Main Street’s purchases of shares of MSC Income’s common stock during the years ended December 31, 2025, 2024 and 2023 is as follows:

Period	Total number of shares purchased (1)	Average price paid per share (1)(2)	Total Cost (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

	(in thousands, except shares and per share amounts)
May 1 through May 31, 2023 (3)	127,877	$15.64	$2,000	—	N/A
August 1 through August 31, 2023 (3)	174,271	15.78	2,750	—	N/A
September 1 through September 30, 2023 (4)	57,692	13.00	750	—	N/A
October 1 through October 31, 2023 (3)	237,944	15.76	3,750	—	N/A
January 1 through January 31, 2024 (3)	157,035	15.92	2,500	—	N/A
May 1 through May 31, 2024 (3)	157,629	15.86	2,500	—	N/A
August 1 through August 31, 2024 (3)	125,314	15.96	2,000	—	N/A
January 1 through January 31, 2025 (5)	289,761	15.53	4,500	—	N/A
April 1 through April 30, 2025 (6)	3,054	14.59	45	3,054	$19,955
May 1 through May 31, 2025 (6)	26	14.97	—	26	19,955
August 1 through August 31, 2025 (6)	14,010	14.25	200	14,010	19,756
September 1 through September 30, 2025 (6)	41,611	13.98	582	41,611	19,175
October 1 through October 31, 2025 (6)	54,108	13.15	712	54,108	18,464
November 1 through November 30, 2025 (6)	89,588	12.76	1,143	89,588	17,323
December 1 through December 31, 2025 (6)	65,366	13.79	901	65,366	16,423
_____________________________
(1)MSC Income completed a two-for-one reverse stock split, effective as of December 16, 2024; as such, shares purchased and price per share have been adjusted to reflect the reverse stock split on a retrospective basis.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(2)Includes broker commissions, as applicable.
(3)Each of these sales were at the same price at which the Fund issued new shares in connection with reinvestments of MSC Income’s quarterly dividend pursuant to the Prior DRIP. Each issuance and sale was made pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

(4)In September 2023, pursuant to a simultaneous combined Dutch Auction Tender by MSC Income and Main Street (the “August Dutch auction tender offer”), Main Street purchased 57,692 shares of MSC Income common stock from MSC Income stockholders at the clearing price, or $13.00 per share, for an aggregate cost of $0.8 million. The August Dutch auction tender offer, including Main Street’s participation, was unanimously approved by the Board of Directors, including each director who is not an “interested person” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Fund or the Adviser.
(5)Main Street purchased 289,761 shares of MSC Income common stock in the MSC Income Offering at the public offering price of $15.53.
(6)Main Street purchased shares of MSC Income common stock pursuant to the Main Street Share Purchase Plan.
NOTE K — SUBSEQUENT EVENTS
The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In February 2026, MSC Income declared a regular quarterly dividend of $0.35 per share and a supplemental dividend of $0.01 per share, both payable on May 1, 2026 to stockholders of record as of March 31, 2026.
From January 1, 2026 through February 26, 2026, the Fund repurchased 562,131 shares of its common stock at an average price of $12.90 (including broker commissions), as part of the Fund’s 10b5-1 Repurchase Plan.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates
December 31, 2025
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2025 Fair Value (13)
Control Investments
BDB Holdings, LLC					Preferred Equity	(7)	$—	$(4,180)	$—	$12,610	$—	$4,180	$8,430
	12.00%				Secured Debt	(7)	—	—	58	—	1,182	—	1,182
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	530	—	140	390
GRT Rubber Technologies LLC	9.98%	SF+	6.00%		Secured Debt	(8)	—	(6)	169	1,550	6	6	1,550
	11.98%	SF+	8.00%		Secured Debt	(8)	—	(50)	2,552	19,944	50	50	19,944
					Member Units	(8)	—	230	2,608	22,600	230	—	22,830
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	5,295	(4,655)	—	8,740	3,875	10,718	1,897
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	91	900	—	—	900
					Preferred Member Units	(8)	—	—	5	—	—	—	—
					Preferred Member Units	(8)	10	(834)	—	3,004	9	1,764	1,249
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control investments							$5,305	$(9,495)	$5,483	$69,878	$5,352	$16,858	$58,372
Affiliate Investments
American Nuts, LLC					Preferred Equity	(9)	$—	$(1,346)	$—	$—	$2,556	$1,346	$1,210
	12.64%	SF+	8.50%	12.64%	Secured Debt	(9)	—	—	217	—	2,325	—	2,325
	12.64%	SF+	8.50%	12.64%	Secured Debt	(9)	—	(450)	217	—	2,325	450	1,875
Analytical Systems Keco Holdings, LLC	13.75%				Secured Debt	(8)	—	—	162	1,012	3	50	965
					Preferred Member Units	(8)	—	30	—	—	30	—	30
					Preferred Member Units	(8)	—	190	—	1,330	190	10	1,510
					Warrants	(8)	—	—	—	—	—	—	—
Barfly Ventures, LLC					Member Units	(5)	2,688	(1,425)	368	1,953	2,688	4,641	—
Batjer TopCo, LLC					Secured Debt	(8)	—	—	1	50	—	50	—
					Secured Debt	(8)	—	—	2	30	—	30	—
	10.00%				Secured Debt	(8)	—	5	125	1,165	10	70	1,105
					Preferred Stock	(8)	—	400	145	570	400	—	970
Bettercloud, Inc.					Common Equity	(6)	—	(354)	—	—	4,904	354	4,550
	12.07%	SF+	8.25%	12.07%	Secured Debt (12)	(6)	—	—	27	—	1,747	—	1,747
Brewer Crane Holdings, LLC	13.98%	SF+	10.00%		Secured Debt	(9)	—	—	182	1,254	—	—	1,254
					Preferred Member Units	(9)	—	(310)	30	1,170	—	310	860
	15.00%			15.00%	Preferred Member Units	(9)	—	—	6	—	84	—	84
Centre Technologies Holdings, LLC		SF+	8.00%		Secured Debt (12)	(8)	—	—	3	—	—	—	—
	11.98%	SF+	8.00%		Secured Debt	(8)	—	(10)	848	6,384	10	373	6,021
					Preferred Member Units	(8)	—	7,570	30	3,110	7,570	—	10,680
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(5)	22	—	5	5	—
		SF+	8.00%		Secured Debt	(8)	—	(1)	480	3,905	—	3,905	—
	11.99%	SF+	8.00%		Secured Debt	(8)	—	150	189	—	10,505	—	10,505
					Member Units	(8)	—	600	1,739	8,280	600	—	8,880
					Member Units	(8)	—	155	23	888	155	—	1,043

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2025 Fair Value (13)
Charps, LLC					Preferred Member Units	(5)	—	110	270	3,900	110	—	4,010
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	1	—	—	—	—
					Secured Debt	(5)	—	(9)	98	1,690	—	1,690	—
	10.00%				Secured Debt	(5)	—	22	107	—	2,450	80	2,370
	10.00%				Secured Debt	(5)	—	—	24	243	—	11	232
					Member Units	(5)	—	780	330	2,750	780	—	3,530
					Member Units	(5)	—	80	—	236	81	—	317
Cody Pools, Inc.					Secured Debt (12)	(8)	—	16	39	—	157	157	—
	12.50%				Secured Debt	(8)	—	94	811	6,598	629	1,336	5,891
					Preferred Member Units	(8)	—	(680)	443	16,950	—	680	16,270
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	9.00%				Secured Debt	(6)	—	(20)	357	3,578	20	1,403	2,195
					Preferred Member Units	(6)	—	820	1,204	3,390	820	—	4,210
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	4	(16)	4	—	(12)
	13.50%				Secured Debt	(5)	—	23	614	4,201	48	—	4,249
					Preferred Equity	(5)	—	(60)	60	1,860	—	60	1,800
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	7	55	85	65	75
	10.00%				Secured Debt	(8)	—	(405)	109	878	20	435	463
					Preferred Member Units	(8)	—	(70)	—	30	40	70	—
Digital Products Holdings LLC	13.88%	SF+	10.00%		Secured Debt	(5)	—	(117)	446	3,105	11	282	2,834
					Preferred Member Units	(5)	—	—	50	2,459	—	—	2,459
Direct Marketing Solutions, Inc.	14.00%				Secured Debt	(9)	—	(2)	15	—	317	2	315
	14.00%				Secured Debt	(9)	—	(12)	656	4,668	12	179	4,501
					Preferred Stock	(9)	—	460	—	4,480	460	—	4,940
DMA Industries, LLC	10.00%				Secured Debt	(7)	—	2	17	138	2	—	140
	10.00%				Secured Debt	(7)	—	23	484	4,161	39	1,000	3,200
					Preferred Equity	(7)	—	810	—	1,486	810	—	2,296
	15.00%			15.00%	Preferred Equity	(7)	—	420	128	810	548	—	1,358
Flame King Holdings, LLC					Preferred Equity	(9)	—	4,680	2,175	8,980	4,680	—	13,660
	12.00%				Secured Debt	(9)	—	292	1,055	—	16,500	—	16,500
					Secured Debt (12)	(9)	—	—	5	—	—	—	—
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	(82)	—	1,263	—	1,070	193
Gamber-Johnson Holdings, LLC		SF+	7.50%		Secured Debt (12)	(5)	—	—	2	—	—	—	—
	11.38%	SF+	7.50%		Secured Debt	(5)	—	(40)	2,144	18,282	40	690	17,632
					Member Units	(5)	—	(240)	1,744	28,690	—	240	28,450
					Common Equity	(5)	—	—	—	—	99	—	99
GFG Group, LLC					Secured Debt	(5)	—	(16)	57	2,046	—	2,046	—
					Secured Debt	(5)	—	—	46	—	—	—	—
	8.00%				Secured Debt	(5)	—	7	153	—	3,513	—	3,513
					Preferred Member Units	(5)	—	100	232	2,640	100	—	2,740
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt	(8)	—	—	—	—	—	—	—
					Secured Debt	(8)	(58)	202	—	378	156	534	—
					Preferred Equity	(8)	(1,400)	1,400	—	—	1,400	1,400	—
					Member Units	(8)	(920)	920	—	—	920	920	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2025 Fair Value (13)
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	391	5	4,472	391	747	4,116
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	15	62	379	21	—	400
	13.00%				Secured Debt	(6)	—	130	1,209	8,693	183	110	8,766
					Common Equity	(6)	—	2,950	—	4,060	2,950	—	7,010
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(500)	36	7,290	—	500	6,790
Integral Energy Services	11.75%	SF+	7.50%		Secured Debt	(8)	—	(114)	1,881	14,872	63	864	14,071
	10.00%			10.00%	Preferred Equity	(8)	—	(76)	31	535	31	76	490
					Common Stock	(8)	—	(230)	—	640	—	230	410
	10.00%			10.00%	Preferred Equity	(8)	—	97	—	—	480	—	480
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	412	3,741	6	1,200	2,547
	9.00%				Secured Debt	(5)	—	—	89	982	—	12	970
					Preferred Equity	(5)	—	1,230	407	3,060	1,230	—	4,290
					Member Units	(5)	—	370	24	678	370	—	1,048
KMS, LLC		SF+	9.75%		Secured Debt	(5)	(511)	409	—	829	—	829	—
		SF+	9.75%		Secured Debt	(5)	(3,791)	3,202	—	5,973	—	5,973	—
		SF+	9.75%		Secured Debt	(5)	—	—	9	562	—	562	—
		SF+	9.75%		Secured Debt	(5)	—	—	9	550	—	550	—
		SF+	9.75%		Secured Debt	(5)	—	—	4	—	—	—	—
	12.50%				Secured Debt	(5)	—	—	180	—	1,433	—	1,433
	12.50%				Secured Debt	(5)	—	—	155	—	1,504	245	1,259
					Preferred Equity	(5)	—	1,718	—	—	7,831	1	7,830
		SF+	5.50%		Secured Debt (12)	(5)	—	—	2	—	—	49	(49)
Mills Fleet Farm Group, LLC					Preferred Equity	(5)	—	(1,925)	892	11,166	893	1,925	10,134
	9.81%	SF+	5.50%	9.81%	Secured Debt	(5)	—	(86)	207	—	2,308	52	2,256
	9.32%	SF+	5.50%	9.32%	Secured Debt	(5)	—	(51)	48	—	1,380	36	1,344
Mystic Logistics Holdings, LLC					Secured Debt	(6)	—	—	1	—	—	—	—
					Secured Debt	(6)	—	(4)	144	1,436	4	1,440	—
					Common Stock	(6)	5,953	(5,910)	1,951	6,590	5,951	12,541	—
Nello Industries Investco, LLC		SF+	6.50%		Secured Debt	(5)	—	—	12	(12)	12	—	—
	12.50%				Secured Debt	(5)	—	156	973	6,619	1,399	—	8,018
					Preferred Equity	(5)	58	2,171	547	3,890	2,229	289	5,830
NexRev LLC					Secured Debt	(8)	—	—	—	—	—	—	—
					Secured Debt	(8)	—	(3)	38	2,453	3	2,456	—
					Preferred Member Units	(8)	—	240	36	2,970	240	—	3,210
NuStep, LLC	10.48%	SF+	6.50%		Secured Debt	(5)	—	—	87	900	—	650	250
	12.00%				Secured Debt	(5)	—	—	561	4,610	—	—	4,610
					Preferred Member Units	(5)	—	160	—	2,890	160	—	3,050
					Preferred Member Units	(5)	—	30	—	1,500	30	—	1,530
Oneliance, LLC					Preferred Stock	(7)	—	170	35	640	170	—	810
Orttech Holdings, LLC	14.98%	SF+	11.00%		Secured Debt	(5)	—	2	2	—	153	—	153
	14.98%	SF+	11.00%		Secured Debt	(5)	—	(23)	849	5,490	23	323	5,190
					Preferred Stock	(5)	—	—	60	3,360	—	—	3,360
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	(2)	4	—	2	2	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2024 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	December 31, 2025 Fair Value (13)
	13.00%				Secured Debt	(8)	—	(40)	964	7,160	40	400	6,800
					Preferred Equity	(8)	—	520	446	4,590	520	—	5,110
RA Outdoors LLC	10.89%	SF+	6.75%	10.89%	Secured Debt	(8)	—	(151)	152	1,215	116	189	1,142
	10.89%	SF+	6.75%	10.89%	Secured Debt	(8)	—	(1,582)	1,599	12,710	1,215	1,988	11,937
		SF+	6.75%		Secured Debt	(8)	—	—	—	—	—	—	—
					Common Equity	(8)	—	—	—	—	—	—	—
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	6	(7)	—	5	(12)
	12.50%				Secured Debt	(9)	—	28	—	1,617	—	58	1,559
					Preferred Equity	(9)	—	—	—	—	—	—	—
SI East, LLC	11.80%				Secured Debt (12)	(7)	—	(2)	98	750	2	2	750
	12.85%				Secured Debt	(7)	—	9	2,927	22,554	—	271	22,283
					Preferred Member Units	(7)	—	1,180	157	4,550	1,180	—	5,730
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(228)	—	1,826	—	228	1,598
					Preferred Equity	(6)	—	—	—	—	—	—	—
	8.50%			8.50%	Secured Debt	(6)	—	620	19	227	639	—	866
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	69	—	412	—	171	241
	12.00%			12.00%	Secured Debt	(9)	—	(194)	—	901	—	194	707
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	—	1	—	—	—	—
	13.50%				Secured Debt	(7)	—	18	283	1,962	288	—	2,250
					Common Stock	(7)	—	1,590	222	2,140	1,590	—	3,730
					Common Equity	(7)	—	—	—	—	174	—	174
	9.00%				Secured Debt	(7)	—	2	5	—	510	—	510
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	10	314	2,145	23	—	2,168
					Preferred Equity	(5)	—	(65)	74	1,080	74	65	1,089
Victory Energy Operations, LLC	13.00%				Secured Debt (12)	(8)	—	—	13	(5)	409	277	127
	13.00%				Secured Debt	(8)	—	—	1,068	7,529	46	—	7,575
					Preferred Equity	(8)	—	151	86	3,644	151	35	3,760
VVS Holdco LLC		SF+	6.00%		Secured Debt	(5)	—	—	4	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	764	6,366	41	440	5,967
					Preferred Equity	(5)	—	—	25	3,060	—	—	3,060
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							4,301	(3,611)	(45)	(7,914)	—	—	—
Total Affiliate investments							$6,320	$17,548	$38,849	$351,360	$109,426	$61,929	$406,771

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2025 for Affiliate investments located in this region was $151,753. This represented 20.5% of net assets as of December 31, 2025.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of December 31, 2025 for Affiliate investments located in this region was $38,132. This represented 5.2% of net assets as of December 31, 2025.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of December 31, 2025 for Control investments located in this region was $9,612. This represented 1.3% of net assets as of December 31, 2025. The fair value as of December 31, 2025 for Affiliate investments located in this region was $43,231. This represented 5.9% of net assets as of December 31, 2025.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of December 31, 2025 for Control investments located in this region was $48,370. This represented 6.5% of net assets as of December 31, 2025. The fair value as of December 31, 2025 for Affiliate investments located in this region was $123,636. This represented 16.7% of net assets as of December 31, 2025.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of December 31, 2025 for Control investments located in this region was $390. This represented 0.1% of net assets as of December 31, 2025. The fair value as of December 31, 2025 for Affiliate investments located in this region was $50,019. This represented 6.8% of net assets as of December 31, 2025.
(10)All of the Fund’s portfolio investments are generally subject to restrictions on resale as “restricted securities,” unless otherwise noted.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2025
(dollars in thousands)
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
(12)Investment has an unfunded commitment as of December 31, 2025 (see Note I — Commitments and Contingencies in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2023 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	December 31, 2024 Fair Value (13)
Control Investments
BDB Holdings, LLC					Preferred Equity	(7)	$—	$(415)	$—	$—	$13,025	$415	$12,610
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	—	—	568	—	38	530
GRT Rubber Technologies LLC	10.66%	SF+	6.00%		Secured Debt (12)	(8)	—	2	167	1,182	368	—	1,550
	12.66%	SF+	8.00%		Secured Debt	(8)	—	(50)	2,746	19,944	50	50	19,944
					Member Units	(8)	—	710	113	21,890	710	—	22,600
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	147	2,691	311	6,050	2,837	147	8,740
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	91	900	—	—	900
					Preferred Member Units	(8)	—	—	13	—	—	—	—
					Preferred Member Units	(8)	—	1,895	—	3,110	1,895	2,001	3,004
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Common Stock	(8)	—	—	—	—	—	—	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control Investments							$147	$4,833	$3,441	$53,644	$18,885	$2,651	$69,878
Affiliate Investments
Analytical Systems Keco Holdings, LLC					Secured Debt (12)	(8)	$—	$—	$4	$54	$—	$54	$—
	13.75%				Secured Debt	(8)	—	—	175	1,020	79	87	1,012
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	120	—	1,210	120	—	1,330
					Warrants	(8)	—	—	—	—	—	—	—
Barfly Ventures, LLC					Member Units	(5)	—	573	—	1,380	573	—	1,953
Batjer TopCo, LLC	10.00%				Secured Debt (12)	(8)	—	(1)	5	—	51	1	50
	10.00%				Secured Debt (12)	(8)	—	—	3	30	—	—	30
	10.00%				Secured Debt	(8)	—	(15)	124	1,175	5	15	1,165
					Preferred Stock	(8)	—	(110)	85	680	—	110	570
Brewer Crane Holdings, LLC	14.66%	SF+	10.00%		Secured Debt	(9)	—	—	205	1,374	4	124	1,254
					Preferred Member Units	(9)	—	(230)	30	1,400	—	230	1,170
Centre Technologies Holdings, LLC		SF+	9.00%		Secured Debt (12)	(8)	—	—	3	—	—	—	—
	13.66%	SF+	9.00%		Secured Debt	(8)	—	28	79	—	6,564	180	6,384
		SF+	10.00%		Secured Debt	(8)	—	—	725	—	919	919	—
					Secured Debt	(8)	—	(29)	84	4,394	—	4,394	—
					Preferred Member Units	(8)	—	284	30	2,760	350	—	3,110
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(22)	25	—	22	22	—
	12.74%	SF+	8.00%		Secured Debt	(8)	—	(1)	530	3,905	1	1	3,905
					Member Units	(8)	—	950	1,179	7,330	950	—	8,280
					Member Units	(8)	—	173	23	715	174	1	888
Charps, LLC					Preferred Member Units	(5)	—	(20)	200	3,920	—	20	3,900
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	1	—	—	—	—
	9.00%				Secured Debt	(5)	—	46	219	2,103	37	450	1,690
	10.00%				Secured Debt	(5)	—	2	25	251	2	10	243

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2023 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	December 31, 2024 Fair Value (13)
					Member Units	(5)	—	1,450	173	1,300	1,450	—	2,750
					Member Units	(5)	—	(45)	—	282	—	45	237
Cody Pools, Inc.					Secured Debt (12)	(8)	—	1	8	—	236	236	—
	12.50%				Secured Debt	(8)	—	(8)	873	7,111	7	520	6,598
					Preferred Member Units	(8)	—	(1,170)	407	18,120	—	1,170	16,950
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	12.00%				Secured Debt	(6)	—	64	598	5,407	106	1,935	3,578
					Preferred Member Units	(6)	—	(360)	503	600	—	600	—
					Preferred Member Units	(6)	—	1,470	577	1,920	1,470	—	3,390
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	19	—	584	600	(16)
	13.50%				Secured Debt	(5)	—	—	616	4,175	26	—	4,201
					Preferred Equity	(5)	—	(3)	60	1,863	—	3	1,860
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	4	49	66	60	55
	10.00%				Secured Debt	(8)	—	43	114	844	64	30	878
					Preferred Member Units	(8)	—	20	—	10	20	—	30
Digital Products Holdings LLC	14.56%	SF+	10.00%		Secured Debt	(5)	—	(18)	532	3,673	14	582	3,105
					Preferred Member Units	(5)	—	—	50	2,459	—	—	2,459
Direct Marketing Solutions, Inc.					Secured Debt	(9)	—	(2)	11	217	302	519	—
	14.00%				Secured Debt	(9)	—	(14)	700	5,002	14	348	4,668
					Preferred Stock	(9)	—	(700)	—	5,180	—	700	4,480
DMA Industries, LLC	12.00%				Secured Debt	(7)	—	—	9	—	138	—	138
	12.00%				Secured Debt	(7)	—	(58)	555	4,700	19	558	4,161
					Preferred Equity	(7)	—	(434)	—	1,920	—	434	1,486
	15.00%			15.00%	Preferred Equity	(7)	—	—	43	—	810	—	810
Flame King Holdings, LLC					Preferred Equity	(9)	—	2,010	1,229	6,970	2,010	—	8,980
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	59	41	3,705	58	2,500	1,263
Gamber-Johnson Holdings, LLC		SF+	7.00%		Secured Debt (12)	(5)	—	—	2	—	—	—	—
	11.00%	SF+	7.00%		Secured Debt (12)	(5)	—	115	181	—	18,282	—	18,282
		SF+	7.00%		Secured Debt	(5)	—	(184)	1,395	13,520	—	13,520	—
					Member Units	(5)	—	4,510	1,984	24,180	4,510	—	28,690
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(17)	198	2,336	17	307	2,046
					Preferred Member Units	(5)	—	(230)	453	2,870	—	230	2,640
Gulf Publishing Holdings, LLC		SF+	9.50%		Secured Debt (12)	(8)	—	—	—	—	—	—	—
	12.50%			12.50%	Secured Debt	(8)	—	(173)	20	571	—	193	378
					Preferred Equity	(8)	—	(620)	—	620	—	620	—
					Member Units	(8)	—	—	—	—	—	—	—
HPEP 3, L.P.					LP Interests (HPEP 3, L.P.) (12)	(8)	—	247	1	4,225	247	—	4,472
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	—	33	(27)	406	—	379
	13.00%				Secured Debt	(6)	—	—	1,259	9,069	64	440	8,693
					Common Equity	(6)	—	460	—	3,600	460	—	4,060
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	970	—	6,320	970	—	7,290
Integral Energy Services	12.35%	SF+	7.50%		Secured Debt	(8)	—	390	2,138	16,232	475	1,835	14,872

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2023 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	December 31, 2024 Fair Value (13)
	10.00%			10.00%	Preferred Equity	(8)	—	153	32	350	185	—	535
					Common Stock	(8)	—	450	50	190	450	—	640
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	543	4,933	8	1,200	3,741
	9.00%				Secured Debt	(5)	—	—	88	951	42	11	982
					Preferred Equity	(5)	—	640	—	2,420	640	—	3,060
					Member Units	(5)	—	(5)	31	683	—	5	678
MH Corbin Holding LLC					Secured Debt	(5)	(960)	95	139	1,256	94	1,350	—
					Preferred Member Units	(5)	(1,100)	1,020	—	80	1,020	1,100	—
					Preferred Member Units	(5)	(1,500)	1,500	—	—	1,500	1,500	—
Mills Fleet Farm Group, LLC		SF+	7.00%		Secured Debt	(5)	(5,022)	339	1,820	17,524	—	17,524	—
					Common Equity	(5)	—	—	—	—	11,166	—	11,166
Mystic Logistics Holdings, LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	10.00%				Secured Debt	(6)	—	4	147	1,436	—	—	1,436
					Common Stock	(6)	—	(8)	950	6,598	—	8	6,590
Nello Industries Investco, LLC		SF+	6.50%		Secured Debt	(5)	—	—	248	—	5,388	5,400	(12)
	13.50%				Secured Debt	(5)	—	—	538	—	6,619	—	6,619
					Common Equity	(5)	—	860	234	—	3,890	—	3,890
NexRev LLC					Secured Debt (12)	(8)	—	—	30	—	844	844	—
	9.00%				Secured Debt	(8)	—	3	260	2,435	18	—	2,453
					Preferred Member Units	(8)	—	1,380	244	1,590	1,380	—	2,970
NuStep, LLC	11.16%	SF+	6.50%		Secured Debt	(5)	—	—	110	899	1	—	900
	12.00%				Secured Debt	(5)	—	—	566	4,606	4	—	4,610
					Preferred Member Units	(5)	—	164	—	2,310	580	—	2,890
					Preferred Member Units	(5)	—	29	—	1,290	210	—	1,500
Oneliance, LLC		SF+	10.00%		Secured Debt	(7)	—	7	142	1,339	21	1,360	—
					Preferred Stock	(7)	—	358	3	282	358	—	640
Orttech Holdings, LLC		SF+	11.00%		Secured Debt (12)	(5)	—	(1)	1	—	1	1	—
	15.66%	SF+	11.00%		Secured Debt	(5)	—	(23)	932	5,510	23	43	5,490
					Preferred Stock	(5)	—	(900)	112	4,260	—	900	3,360
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	8	5	105	10	115	—
	13.00%				Secured Debt	(8)	—	141	1,033	7,472	188	500	7,160
					Preferred Equity	(8)	—	1,455	530	3,135	1,455	—	4,590
RA Outdoors LLC	11.74%	SF+	6.75%	11.74%	Secured Debt	(8)	—	(44)	65	745	519	49	1,215
	11.74%	SF+	6.75%	11.74%	Secured Debt	(8)	—	(460)	685	12,089	850	229	12,710
					Common Equity	(8)	—	—	—	—	—	—	—
Robbins Bros. Jewelry, Inc.				10.00%	Secured Debt	(9)	—	—	1	(6)	—	1	(7)
	12.50%			10.00%	Secured Debt	(9)	—	(1,663)	123	3,421	—	1,804	1,617
					Preferred Equity	(9)	—	—	—	—	—	—	—
SI East, LLC	11.75%				Secured Debt (12)	(7)	—	—	88	375	750	375	750
					Secured Debt	(7)	—	(161)	947	18,179	—	18,179	—
	12.79%				Secured Debt	(7)	—	21	1,948	—	22,554	—	22,554
					Preferred Member Units	(7)	—	(1,840)	541	6,390	—	1,840	4,550
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(1,717)	—	3,543	—	1,717	1,826
					Preferred Equity	(6)	—	—	—	—	—	—	—

Table of contents                                                             Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
December 31, 2024
(dollars in thousands)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment(1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income(2)	December 31, 2023 Fair Value (13)	Gross Additions(3)	Gross Reductions(4)	December 31, 2024 Fair Value (13)
	8.50%			8.50%	Secured Debt	(6)	—	—	5	—	227	—	227
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	(15)	14	432	—	20	412
	12.00%			12.00%	Secured Debt	(9)	—	(2,626)	115	3,565	—	2,664	901
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC					Secured Debt (12)	(7)	—	(1)	1	—	—	1	(1)
	13.50%				Secured Debt	(7)	—	(6)	274	1,980	—	18	1,962
					Common Stock	(7)	—	(1,040)	29	3,180	—	1,040	2,140
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	—	280	—	2,145	—	2,145
	9.00%			9.00%	Preferred Equity	(5)	—	—	80	—	1,080	—	1,080
Victory Energy Operations, LLC					Secured Debt	(8)	—	—	1	—	—	5	(5)
	13.00%				Secured Debt	(8)	—	—	263	—	7,529	—	7,529
					Preferred Equity	(8)	—	—	—	—	4,198	554	3,644
VVS Holdco LLC		SF+	6.00%		Secured Debt (12)	(5)	—	—	4	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	843	6,926	50	610	6,366
					Preferred Equity	(5)	—	—	100	3,060	—	—	3,060
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							5,022	153	(2,516)	(36,978)	—	—	—
Total Affiliate investments							$(3,560)	$7,791	$31,222	$291,279	$118,673	$95,570	$351,360

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
(12)Investment has an unfunded commitment as of December 31, 2024 (see Note I — Commitments and Contingencies in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this annual report on Form 10-K, MSC Income carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, the Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer have concluded that its current disclosure controls and procedures are effective in timely alerting them of material information relating to the Fund that is required to be disclosed in the reports it files or submits under the Exchange Act.
(b)Management’s Report on Internal Control Over Financial Reporting. The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Fund’s internal control over financial reporting was effective as of December 31, 2025. Grant Thornton LLP, the Fund’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2025, as stated in its report which is included herein.
(c)Attestation Report of the Registered Public Accounting Firm. MSC Income’s independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of its internal control over financial reporting, which is set forth above in Reports of Independent Registered Public Accounting Firm in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(d)Changes in Internal Control over Financial Reporting. There have been no changes in MSC Income’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information
Fees and Expenses
The following table is being provided to update, as of December 31, 2025, certain information in the Fund’s effective shelf registration statement on Form N-2 (File No. 333-288325) filed with the SEC on June 25, 2025. The information is intended to assist you in understanding the costs and expenses that an investor in the Fund will bear directly or indirectly. MSC Income cautions you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by “you,” “MSC Income,” or that the “Fund” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in the Fund.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Distribution reinvestment plan expenses	—%	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%	(4)
Annual Expenses of the Fund (as a percentage of net assets attributable to common stock as of December 31, 2025):
Base management fee	2.67%	(5)
Incentive fee on income	1.64%	(5)
Incentive fee on capital gains	0.37%	(5)
Interest payments on borrowed funds	4.44%	(6)
Other expenses	0.68%	(7)
Income tax expense	0.50%	(8)
Acquired fund fees and expenses	0.07%	(9)
Total annual expenses	10.37%
___________________________
(1)In the event that the securities to which this prospectus relates are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load (underwriting discount or commission). Purchases of shares of MSC Income’s common stock on the secondary market are not subject to sales charges but may be subject to brokerage commissions or other charges. The table does not include any sales load that stockholders may have paid in connection with their purchase of shares of MSC Income’s common stock.
(2)In the event that MSC Income conducts an offering of its securities, a corresponding prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the offering expenses borne by MSC Income as a percentage of the offering price.
(3)The expenses of administering the DRIP are included in “Other expenses” in the table above.
(4)The related prospectus supplement will disclose the offering price and the total stockholder transaction expenses as a percentage of the offering price.
(5)See Note J — Related Party Transactions in the notes to the consolidated financial statements included in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a description of the structure and calculation of the management fees and incentive fees under the Advisory Agreement.
(6)Interest payments on borrowed funds represent MSC Income’s estimated annual interest payments on borrowed funds based on current debt levels as adjusted for projected increases (but not decreases) in debt levels over the next twelve months.
(7)Other expenses in this table represent the estimated expenses of MSC Income for the current fiscal year, excluding any management fees and incentive fees under the Advisory Agreement.

(8)Income tax expense relates to the accrual of (a) deferred tax provision (benefit) primarily related to loss carryforwards, timing differences in net unrealized appreciation or depreciation and other temporary book-tax differences from MSC Income’s portfolio investments held in the Taxable Subsidiaries and (b) excise, federal and state income and other taxes. Deferred taxes are non-cash in nature and may vary significantly from period to period. MSC Income is required to include deferred taxes in calculating our annual expenses even though deferred taxes are not currently payable or receivable. Due to the variable nature of deferred tax expense, which can be a large portion of the income tax expense, and the difficulty in providing an estimate for future periods, this income tax expense estimate is based upon the actual amount of income tax expense for the year ended December 31, 2025.
(9)Acquired fund fees and expenses represent the estimated indirect expense incurred due to investments in other investment companies and private funds.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, MSC Income has assumed it would have no additional leverage and that its annual operating expenses would remain at the levels set forth in the table above, except for the incentive fee, which has been modified for the assumed 5% annual return instead of the actual historical returns. Transaction expenses are not included in the following example. In the event that shares to which this prospectus relates are sold to or through underwriters, a corresponding prospectus supplement will restate this example to reflect the applicable sales load.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return (none of which is subject to the capital gains incentive fee)	82	238	384	708
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from realized capital gains (all of which is subject to the capital gains incentive fee)	90	260	415	750
The example and the expenses in the table above should not be considered a representation of our future expenses, as actual expenses (including the cost of debt, if any, and other expenses) that MSC Income may incur in the future and such actual expenses may be greater or less than those shown.
The foregoing table is to assist you in understanding the various costs and expenses that an investor in MSC Income’s common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. The subordinated incentive fee on income under the Advisory Agreement, which, assuming a 5% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the example. In addition, while the example assumes reinvestment of all dividends at NAV, if MSC Income’s Board of Directors authorizes and MSC Income declares a cash dividend, participants in the DRIP who have not otherwise elected to receive cash will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by (i) the closing sales price per share of MSC Income’s common stock reported on the NYSE on the trading day immediately preceding the applicable distribution payment date (or, if no sale is reported for such date, at the average of their reported bid and asked prices) in the event that the Fund uses newly issued shares to satisfy the share requirements of the DRIP or (ii) the weighted average purchase price paid per share of all shares of common stock purchased by the plan administrator in connection with such purchases in the event that shares are purchased in the open market to satisfy the share requirements of the DRIP. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend/Distribution Policy for additional information regarding our DRIP.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of MSC Income’s directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
The following table sets forth certain information regarding MSC Income’s directors:

Name and Principal Occupation(1)	Age	Director Since(2)

Independent Directors

Robert L. Kay	73	2020

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

Nataly Marks	45	2026

Ms. Marks has served as the President of Triple-S Steel Holdings, Inc. since joining the company in 2022. Triple-S Steel is one of the nation’s largest family-owned steel service centers with over 50 locations across North America and Colombia, offering structural steel, tubing, specialty metals and value-added processing to customers in the construction, manufacturing and infrastructure industries. As President of Triple-S Steel, Ms. Marks oversees the company’s finance, human resources, operations, information technology and commercial teams, while driving operational excellence, strategic talent development, cybersecurity planning and overseeing enterprise-wide digital transformation initiatives. Ms. Marks also leverages her 20 years of experience in the banking industry to lead the development and execution of Triple-S Steel’s strategic initiatives centered on growth via organic opportunities and acquisitions. Prior to her current role, Ms. Marks served in various leadership roles of increasing responsibility at JPMorgan Chase & Co. from 2009 to 2022, including as Head of Middle Market Banking for Houston and Central Texas, lead of the National Beverage Banking Practice and Managing Director of the Corporate Client Banking Group covering diversified public companies in the South Region. Ms. Marks started her career in investment banking at JPMorgan, focusing on transactions involving equity and M&A advisory. Ms. Marks previously served as a member of the board of directors of the United Way of Greater Houston, the Greater Houston Partnership, where she also served on the executive committee, Vita-Living Inc., a non-profit organization serving severely disabled adults, and Harris County Education Foundation. Ms. Marks also served as an Advisory Board Member nominated by former Houston Mayor Sylvester Turner for the city’s Hurricane Harvey Relief Fund. In 2020, Ms. Marks was recognized as a 40 Under 40 honoree by the Houston Business Journal. Ms. Marks graduated from the University of Texas at Austin with a B.B.A. in Finance.

Name and Principal Occupation(1)	Age	Director Since(2)

John O. Niemann, Jr.	69	2012

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

Jeffrey B. Walker	65	2020

Mr. Walker has been an independent director and Chair of the Audit Committee since October 2020. Mr. Walker retired in May 2020 after a successful 38 year career in public accounting with Arthur Andersen and, more recently, Deloitte Tax, LLP where he held several leadership roles including, most recently, Vice Chairman from 2014 until May 2020. Mr. Walker served as a member of Deloitte LLP’s board from 2011 until 2015 and also served as the Chief Development Officer of Deloitte Tax from 2013 until 2015. During Mr. Walker’s tenure with Deloitte, he assisted and advised some of the world’s leading private equity firms. Mr. Walker is a certified public accountant and a member of the AICPA and Texas State Board of CPAs and earned a B.B.A. in Accounting and Economics from the University of Mississippi.

Name and Principal Occupation(1)	Age	Director Since(2)
Interested Director

Mr. Hyzak is an interested person, as defined in the 1940 Act, due to his positions at MSC Income and the Adviser.

Dwayne L. Hyzak	53	2018

Dwayne L. Hyzak is MSC Income’s Chief Executive Officer and Chairman of the Board of Directors. Mr. Hyzak has served in these roles and as a Senior Managing Director since October 2020. Mr. Hyzak currently serves as Chief Executive Officer and as a Senior Managing Director of Main Street and the Adviser, and as a member of Main Street’s Board of Directors. He also serves as a member of Main Street’s executive and investment committees. Previously, Mr. Hyzak served in several other executive roles at Main Street from 2011 to 2018, including as its President (2015 until 2018), Chief Operating Officer (2014 until 2018), Chief Financial Officer (2011 until 2014) and in other senior executive positions at Main Street prior to 2011. Prior to its initial public offering in 2007, Mr. Hyzak served as a Senior Managing Director and in other executive positions of several Main Street predecessor funds and entities, which are now subsidiaries of Main Street. Mr. Hyzak joined Main Street in 2002, becoming one of the founding members of the firm. Prior to joining Main Street, Mr. Hyzak was a Director of Acquisitions and Integration with Quanta Services, Inc. (NYSE: PWR), which provides specialty contracting services to the power, natural gas and telecommunications industries, where he was principally focused on Quanta’s mergers and acquisitions and corporate finance activities. Previously, Mr. Hyzak was a Manager at Arthur Andersen LLP in its Transaction Advisory Services group. Mr. Hyzak currently serves on the Board of Directors of Child Advocates, a non-profit organization that trains and supports advocates to serve the interests of abused or neglected children in the greater Houston area.

_____________________________
(1)The address of each director is c/o MSC Income Fund, Inc., 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. The age given for each of the directors is as of February 27, 2026.
(2)Directors serve for a term until the next annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier removal or resignation.
Executive Officers
MSC Income’s officers serve at the discretion of the Board of Directors. The following persons serve as MSC Income’s officers and certain significant personnel in the following capacities:

Name	Age	Position(s) Held	Officer Since
Dwayne L. Hyzak(1)(2)	53	Chairman of the Board of Directors and Chief Executive Officer	2020
David L. Magdol(1)(2)	55	President and Chief Investment Officer	2020
Jesse E. Morris(2)	58	Executive Vice President, Chief Operating Officer and Senior Managing Director	2020
Jason B. Beauvais(2)	50	Executive Vice President, General Counsel and Secretary	2020
Cory E. Gilbert	53	Chief Financial Officer and Treasurer	2020
Nicholas T. Meserve	46	Managing Director	2020
Ryan H. McHugh	49	Vice President, Chief Accounting Officer and Assistant Treasurer	2024
Kristin L. Rininger	45	Chief Compliance Officer and Deputy General Counsel	2024
_____________________________
(1)Member of the Adviser’s investment committee. The investment committee is responsible for all aspects of MSC Income’s investment processes, including approval of investments. Vincent D. Foster, Chairman of Main Street’s board of directors, also serves on the Adviser’s investment committee in his capacity as a non-employee committee member.

(2)Executive officer and member of Main Street’s executive committee.
The address for each person in the table above is 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056. The age given for each person is as of February 27, 2026. Each officer holds office until his successor is chosen and qualified or until his earlier death, removal or resignation.
For more information on Mr. Hyzak, Chairman of the Board of Directors and Chief Executive Officer, see his biographical information above.
David L. Magdol is MSC Income’s President and Chief Investment Officer. Mr. Magdol has served in these roles and as a Senior Managing Director since October 2020. Mr. Magdol currently serves as President, Chief Investment Officer and as a Senior Managing Director of Main Street and the Adviser. He also serves as a member of Main Street’s executive and investment committees. He has management responsibility over Main Street’s investment strategy and the operation of Main Street’s investment activities, leads Main Street and the Adviser’s lower middle market investment strategy and also serves as a Senior Managing Director on Main Street and the Adviser’s lower middle market investment teams. Previously, Mr. Magdol also served as Main Street’s Vice Chairman from 2015 until 2018 and in other senior executive positions at Main Street prior to 2015. Prior to its initial public offering in 2007, Mr. Magdol served as a Senior Managing Director and in other executive positions of several Main Street predecessor funds and entities, which are now subsidiaries of Main Street. Mr. Magdol joined Main Street in 2002, becoming one of the founding members of the firm. Prior to joining Main Street, Mr. Magdol was a Vice President in the investment banking group at Lazard Freres & Co. Prior to joining Lazard, he managed a portfolio of private equity investments for the McMullen Group, a private investment firm/family office capitalized by Dr. John J. McMullen, the former owner of the New Jersey Devils and the Houston Astros. Mr. Magdol began his career in the structured finance services group of JP Morgan Chase.
Jesse E. Morris is MSC Income’s Executive Vice President and Chief Operating Officer. Mr. Morris has served in these roles and as a Senior Managing Director since October 2020. He previously served as MSC Income’s Chief Financial Officer and Treasurer from 2021 to 2024. Mr. Morris currently serves as Executive Vice President, Chief Operating Officer and as a Senior Managing Director of Main Street and the Adviser. He also serves as a member of Main Street’s executive committee and has held various management roles since joining Main Street in 2019. He has management responsibility over Main Street’s internal operations, and in his role as a Senior Managing Director on Main Street and the Adviser’s lower middle market investment teams Mr. Morris is responsible for originating and executing new investments. Mr. Morris’s responsibilities also include managing a portfolio of lower middle market investments where he is an active board member and assists those portfolio companies with various strategic initiatives, capital raises and M&A activity. Mr. Morris also served as Main Street’s Chief Financial Officer and Treasurer from 2021 until 2024. Prior to joining Main Street, Mr. Morris served in various roles of increasing responsibility with Quanta Services, Inc. (NYSE: PWR), including most recently as Executive Vice President – Finance and President – Infrastructure Solutions, where he oversaw the accounting, treasury, tax and financial planning and analysis activities and led Quanta’s public-private partnership (P3) concession and private infrastructure investment activities. Prior to joining Quanta, Mr. Morris served in various financial and accounting positions of increasing responsibility with Sysco Corporation (NYSE: SYY), including as Vice President and Chief Financial Officer – Foodservice Operations and Vice President of Finance and Chief Financial Officer – Broadline Operations. Mr. Morris began his career as a certified public accountant and was an Experienced Manager at Arthur Andersen LLP.
Jason B. Beauvais is MSC Income’s Executive Vice President, General Counsel and Secretary. Mr. Beauvais has served as General Counsel and Secretary since October 2020 and as Executive Vice President since August 2021. He previously served as MSC Income’s Chief Compliance Officer from 2020 until 2023 and from June 2024 until November 2024. Mr. Beauvais currently serves as Executive Vice President, General Counsel and Secretary of Main Street and the Adviser and previously served as Main Street’s Chief Compliance Officer from 2012 until 2024. He also serves as a member of Main Street’s executive committee. Mr. Beauvais has management responsibility over Main Street’s legal, compliance, human resources and technology functions. Prior to joining Main Street, Mr. Beauvais was an attorney with Occidental Petroleum Corporation (NYSE: OXY), an international oil and gas exploration and production company. Mr. Beauvais began his legal career practicing corporate and securities law at Baker Botts L.L.P., where he primarily counseled companies in public issuances and private placements of debt and equity and handled a wide range of general corporate and securities matters as well as mergers and acquisitions. In addition, he is a member of the Board of Directors of the Houston Arboretum & Nature Center, a non-profit urban nature sanctuary.

Cory E. Gilbert, a certified public accountant, is MSC Income’s Chief Financial Officer and Treasurer and has served in these roles since July 2024. Mr. Gilbert previously served as MSC Income’s Vice President and Chief Accounting Officer from 2020 until 2024. He also serves as Main Street and the Adviser’s Chief Financial Officer – Asset Management Business and Assistant Treasurer. Prior to joining Main Street, Mr. Gilbert served as the Chief Financial Officer and Treasurer for OHA Investment Corporation, a publicly traded BDC externally managed by Oak Hill Advisors LP. Prior to joining Oak Hill Advisors LP, Mr. Gilbert worked at RED Capital Group, the commercial mortgage banking arm of ORIX USA, where he most recently served as their Chief Financial Officer. Prior to RED Capital, Mr. Gilbert served as a line of business controller of ORIX USA. Mr. Gilbert began his career at KPMG LLP and was a manager in KPMG LLP’s financial services practice in the Dallas-Fort Worth area.
Nicholas T. Meserve is a Managing Director of MSC Income and has served in this role since October 2020. He previously served on MSC Income’s Board of Directors from 2016 until 2020. Mr. Meserve also serves as a Managing Director on, and has management responsibility over, the private credit investment teams of Main Street and the Adviser. In addition to his management role, Mr. Meserve’s responsibilities as a Managing Director include sourcing, originating and executing new investments. He is also responsible for managing a portfolio of private loan and middle market investments. Prior to joining Main Street, Mr. Meserve was at Highland Capital Management, LP, a large alternative credit manager, and certain of its affiliates, where he managed a portfolio of senior loans and high yield bonds across a diverse set of industries. Prior to Highland, he was a Credit Analyst at JP Morgan Chase & Co.
Ryan H. McHugh, a certified public accountant, is MSC Income’s Vice President, Chief Accounting Officer and Assistant Treasurer and has served in these roles since August 2024. He previously served as MSC Income’s Vice President of Finance from May 2024 until August 2024. He also serves as Vice President, Chief Accounting Officer and Assistant Treasurer of Main Street and the Adviser. Prior to joining Main Street, Mr. McHugh spent eight years with Academy Sports + Outdoors, Inc. (NASDAQ: ASO) where he worked in several leadership roles including Vice President and Corporate Controller. Prior to joining Academy, Mr. McHugh held various accounting and leadership roles at Glori Energy Inc. (formerly NASDAQ: GLRI) and Stewart Title Company (NYSE: STC). Mr. McHugh began his career at Grant Thornton LLP in the assurance practice. Mr. McHugh graduated from the University of Texas at Austin with a B.A. in Economics and holds a Master’s degree in Accounting from the University of Texas at San Antonio.
Kristin L. Rininger is MSC Income’s Chief Compliance Officer and Deputy General Counsel and has served in these roles since November 2024. She also serves as Chief Compliance Officer and Deputy General Counsel of Main Street and the Adviser. Prior to joining Main Street, Ms. Rininger was a Senior Director at ACA Group from June to August 2024 after spending four years as a Director and BDC Team Lead at Optima Partners, a leading financial industry regulatory and compliance consulting firm. Prior to ACA Group, she spent six years as a corporate and securities attorney at the law firm of Eversheds Sutherland (US) LLP, primarily handling legal, regulatory and compliance matters for business development company clients.
Code of Ethics
MSC Income and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by MSC Income, so long as such investments are made in accordance with the code’s requirements. The code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.
In addition, the Code of Business Conduct and Ethics, which is applicable to all of officers, directors and personnel, requires that all officers, directors and personnel avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and MSC Income’s interests. The Code of Business Conduct and Ethics is available under the “Governance” tab on MSC Income’s website at www.mscincomefund.com/investors. MSC Income intends to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a posting on its website.

Insider Trading Policy
MSC Income has adopted an insider trading policy, which, among other things, governs the purchase, sale, and/or other disposition of MSC Income’s securities by its directors, officers and personnel, and which MSC Income believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. The insider trading policy prohibits all directors, officers and certain other personnel from, directly or indirectly, trading in MSC Income’s securities while in possession of material nonpublic information related to MSC Income and from engaging in short sales and short-term or other speculative trading of MSC Income securities and any transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of securities issued by MSC Income. Prohibited hedging activity includes market transactions in puts, calls and other derivatives and the purchase of prepaid variable forward contracts, equity swaps and collars. Pledging MSC Income securities in a margin account or as collateral for a loan is also prohibited under the policy except in limited circumstances that are pre-approved by the chief compliance officer. A copy of MSC Income’s Statement of Policy on Insider Trading is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Board of Directors and its Committees
Mr. Hyzak serves as Chief Executive Officer, Chairman of the Board of Directors and a member of the Adviser’s investment committee. The Board of Directors believes that Mr. Hyzak is currently best situated to serve as Chairman of the Board of Directors given his history with MSC Income and Main Street, his deep knowledge of MSC Income’s business and his extensive experience in managing private debt investments in middle market companies and private debt and equity investments in lower middle market companies. MSC Income’s independent directors bring experience, oversight and expertise from outside MSC Income and the industry, while Mr. Hyzak brings company-specific and industry-specific experience and expertise. The Board of Directors believes that the current leadership structure with Mr. Hyzak serving as Chief Executive Officer and Chairman of the Board of Directors promotes strategy development and execution while facilitating effective, timely communication between management and the Board of Directors and is optimal for effective corporate governance.
Effective upon the MSC Income Listing, the Board of Directors designated John O. Niemann, Jr. as Lead Independent Director to preside over all executive sessions of independent directors. In the Lead Independent Director’s absence, the remaining independent directors may appoint a presiding director by majority vote. MSC Income’s corporate governance practices include regular meetings of the independent directors in executive session without the presence of interested directors or management, the establishment of an audit committee, a nominating and corporate governance committee and a compensation committee, each of which is comprised solely of independent directors, and the appointment of a chief compliance officer, with whom the independent directors meet without the presence of interested directors or other members of management, for administering MSC Income’s compliance policies and procedures. The Lead Independent Director also has the responsibility of consulting with management on the Board of Directors’ and its committees’ meeting agendas, acting as a liaison between management and independent directors, including maintaining frequent contact with the Chairman of the Board of Directors and Chief Executive Officer and facilitating collaboration and communication between the independent directors and management.
The Board of Directors met five times and acted by unanimous written consent 29 times during 2025. All incumbent directors attended at least 75% of the meetings of the Board of Directors and of the committees on which they served during 2025 and all then-serving directors attended the 2025 Annual Meeting of Stockholders. The Board of Directors expects each director to make a diligent effort to attend all meetings of the Board of Directors and its committees, as well as each annual meeting of stockholders.

The Board of Directors currently has, and appoints the members of, standing Audit, Nominating and Corporate Governance and Compensation Committees. Each of those committees is comprised entirely of directors who are not “interested persons” of MSC Income or the Adviser for purposes of Section 2(a)(19) of the 1940 Act and are independent under the applicable NYSE listing standards. Each committee has a written charter approved by the Board of Directors. The current members of the committees are identified in the following table.

Committees of the Board of Directors
Director	Audit	Nominating and Corporate Governance	Compensation Committee
Robert L. Kay	☑	Chair	☑
John O. Niemann, Jr.	☑	☑	Chair
Jeffrey B. Walker	Chair	☑	☑
Nataly M. Marks	☑
Mr. Kay also serves as the Board of Directors’ liaison to the Adviser’s Conflicts Committee, described further below.
Audit Committee. During the year ended December 31, 2025, the Audit Committee met four times. The Audit Committee is responsible for selecting, engaging and discharging MSC Income’s independent accountants, reviewing the plans, scope and results of the audit engagement with the independent accountants, approving professional services provided by the independent accountants (as well as the compensation for those services), reviewing the independence of the independent accountants and reviewing the adequacy of MSC Income’s internal control over financial reporting. In addition, the Audit Committee is responsible for assisting the Board of Directors with its oversight of the Valuation Procedures and monitoring and overseeing MSC Income’s policy standards and guidelines for risk assessment and risk management, including with respect to information technology and cybersecurity policies, procedures and incidents. The Board of Directors has determined that each of Ms. Marks and Messrs. Kay, Niemann and Walker is an “audit committee financial expert” as defined by the SEC. For more information on the backgrounds of these directors, see their biographical information above.
Nominating and Corporate Governance Committee. During the year ended December 31, 2025, the Nominating and Corporate Governance Committee met four times. The Nominating and Corporate Governance Committee is responsible for determining criteria for service on the Board of Directors, identifying, researching and recommending to the Board of Directors director nominees for election by MSC Income’s stockholders, selecting nominees to fill vacancies on the Board of Directors or a committee of the Board of Directors, developing and recommending to the Board of Directors any amendments to MSC Income’s corporate governance principles and overseeing the self-assessment of the Board of Directors and its committees. The Nominating and Corporate Governance Committee also oversees MSC Income’s strategy, initiatives, policies and reporting related to environmental, social and governance activities.
Compensation Committee. During the year ended December 31, 2025, the Compensation Committee met four times. The Compensation Committee assists the Board of Directors in developing and evaluating the compensation of the independent directors and evaluating succession planning with respect to the chief executive officer and other key executive positions. The Compensation Committee has the authority to engage the services of outside advisers, experts and others as it deems necessary to assist the committee in connection with its responsibilities. The actions of the Compensation Committee are generally reviewed and ratified by the entire Board of Directors. MSC Income’s executive officers do not receive any direct compensation from MSC Income and, as a result, the Compensation Committee does not produce and/or review a report on executive compensation practices.
Adviser Conflicts Committee. The Adviser maintains a Conflicts Committee that reviews and approves specific matters that may involve conflicts of interest among Main Street and the other advisory clients of the Adviser, including MSC Income. The Board of Directors has appointed Mr. Kay to represent MSC Income’s interest as liaison to the Adviser’s Conflicts Committee.

Item 11. Executive Compensation
Compensation Discussion and Analysis
None of the executive officers receives direct compensation from MSC Income. The compensation of the principals and other investment professionals of the Adviser is paid by Main Street. The compensation of the executive officers for administrative services provided to MSC Income is paid by the Adviser, but MSC Income reimburses the Adviser for, among other things, the allocable portion of the actual cost (without markup) of the persons performing the functions of chief financial officer and chief compliance officer and other personnel engaged to provide such administrative services (including, without limitation, direct compensation costs including the allocable portion of salaries, bonuses, benefits and other direct costs associated therewith) and related overhead costs, including rent, subject to the cap on the amount of internal administrative expenses payable by MSC Income relating to certain internal administrative services under the Advisory Agreement. To the extent that the Adviser outsources any of its functions as administrator, MSC Income will pay the fees associated with such functions on a direct basis without profit to the Adviser. See “Certain Relationships and Related Transactions, and Director Independence” below for a discussion of fees and expenses payable to the Adviser.
Director Compensation
In 2025, MSC Income’s independent directors were entitled to an annual retainer of $125,000, plus an additional $25,000 annual retainer for the Lead Independent Director. Directors do not receive fees based on meetings attended absent circumstances that require an exceptionally high number of meetings within an annual period. MSC Income does not pay compensation to its interested directors.
Additionally, the Chairpersons of certain committees of the Board of Directors are entitled to the following annual retainer amounts:
•$15,000 to the Chair of the Audit Committee;
•$10,000 to the Chair of the Nominating and Corporate Governance Committee; and
•$5,000 to the Chair of the Compensation Committee.
During 2025, MSC Income also reimbursed all of the directors for reasonable out-of-pocket expenses incurred in connection with their service on the Board of Directors.
The following table sets forth the compensation paid during the year ended December 31, 2025 to MSC Income’s independent directors. Directors who are also employees of Main Street or any of its subsidiaries do not receive compensation for their services as directors.
2025 Director Compensation

Name of Director	Fees Earned or Paid in Cash	All Other Compensation(1)	Total Compensation(2)
Interested Director:
Dwayne L. Hyzak	$—	$—	$—
Independent Directors:
Robert L. Kay	135,000	—	135,000
Nataly M. Marks(3)	—	—	—
John O. Niemann, Jr.	155,000	—	155,000
Jeffrey B. Walker	140,000	—	140,000
_____________________________
(1)MSC Income did not award any portion of the fees earned by its directors in stock or options during the year ended December 31, 2025. MSC Income does not have a profit-sharing, compensation or retirement plan, and directors do not receive any pension or retirement benefits.
(2)The amounts listed are for the fiscal year ending December 31, 2025.
(3)Ms. Marks was appointed to the Board of Directors on February 3, 2026 and, therefore, did not serve on the Board of Directors or receive any compensation during the year ended December 31, 2025.

Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
MSC Income did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, there is nothing to report under Item 402(x) of Regulation S-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership
No person is deemed to “control,” as such term is defined in the 1940 Act, MSC Income through beneficial ownership of MSC Income’s common stock. The following table sets forth, as of February 26, 2026, information with respect to the beneficial ownership of MSC Income’s common stock by:
•each person known to MSC Income to beneficially own more than 5% of the outstanding shares of MSC Income’s common stock;
•each of MSC Income’s directors and executive officers; and
•all of MSC Income’s directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no common stock subject to options that are currently exercisable or exercisable within 60 days of February 26, 2026. Percentage of beneficial ownership is based on 46,026,477 shares of common stock outstanding as of February 26, 2026.
Unless otherwise indicated, to MSC Income’s knowledge, each stockholder listed below has sole voting and investment power with respect to the shares of MSC Income’s common stock beneficially owned by such stockholder and maintains an address c/o MSC Income Fund, Inc. at 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056.

	Shares beneficially owned as of February 26, 2026
Name and Address	Number	Percentage of Current Ownership
Interested Director:
Dwayne L. Hyzak	59,781	*
Independent Directors:
Robert L. Kay	10,600	*
Nataly M. Marks	—	—
John O. Niemann, Jr.	36,839	*
Jeffrey B. Walker	21,066	*
Executive Officers (that are not directors):
David L. Magdol	45,900	*
Jesse E. Morris	10,000	*
Jason B. Beauvais	29,950	*
Cory E. Gilbert	4,452	*
All executive officers and directors as a group (9 persons)	218,588	*
_____________________________
*Amount represents less than 1.0%.

The following table sets forth the dollar range of equity securities of MSC Income that were beneficially owned by each director as of February 26, 2026.

Name and Address(1)	Dollar Range of Equity Securities Beneficially Owned(2)(3)(4)
Interested Director:
Dwayne L. Hyzak	Over $100,000
Independent Directors:
Robert L. Kay	Over $100,000
Nataly M. Marks	None
John O. Niemann, Jr.	Over $100,000
Jeffrey B. Walker	Over $100,000
_____________________________
(1)The address of each director is c/o MSC Income Fund, Inc., 1300 Post Oak Boulevard, 8th Floor, Houston, Texas 77056.
(2)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.
(3)The dollar range of equity securities beneficially owned by MSC Income’s directors is based on the closing price of the Fund’s common stock on the NYSE of $12.50 per share as of February 26, 2026.
(4)The dollar ranges of equity securities beneficially owned are: None, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.
Item 13. Certain Relationships and Related Transactions, and Director Independence
MSC Income has procedures in place for the review, approval and monitoring of transactions involving MSC Income and certain persons related to MSC Income. As a BDC, the 1940 Act restricts MSC Income from participating in transactions with any persons affiliated with MSC Income, including MSC Income’s or the Adviser’s officers, directors and personnel and any person controlling or under common control of MSC Income or the Adviser, subject to certain exceptions. In addition, the Audit Committee reviews and considers related party transactions.
In addition to the below, additional information responsive to this Item is disclosed in Note J — Related Party Transactions included Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K and is incorporated herein by reference.
Main Street Fund of Funds Agreement
Under Section 12 of the 1940 Act, investment companies, including other BDCs such as Main Street, generally cannot acquire more than 3% of MSC Income’s total outstanding voting stock, among other limitations. In light of these restrictions, on January 20, 2025, in connection with Main Street’s potential acquisition in excess of 3% of MSC Income’s outstanding common stock as a result of any purchases pursuant to Main Street’s share purchase plan of shares of MSC Income’s common stock or otherwise, MSC Income entered into a Fund of Funds Investment Agreement with Main Street (the “Main Street Fund of Funds Agreement”). The Main Street Fund of Funds Agreement provides for the acquisition of shares of MSC Income’s common stock by Main Street, and MSC Income’s sale of such shares to Main Street, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act.
Under the Main Street Fund of Funds Agreement, MSC Income and Main Street have agreed to hold each other harmless, indemnify and defend the other party, including each party’s respective principals, directors or trustees, officers, employees and agents, against and from any and all losses, costs, expenses or liabilities incurred by or claims or actions asserted against MSC Income or Main Street, as applicable, including any of MSC Income’s respective principals, directors or trustees, officers, employees and agents, to the extent such claims or actions result from: (i) a violation of any provision of the Main Street Fund of Funds Agreement by MSC Income or Main Street, as applicable, or (ii) a violation of the terms and conditions of Rule 12d1-4 under the 1940 Act, in each case by MSC Income or Main Street, as applicable, or MSC Income’s respective principals, directors or trustees, officers, employees, agents, or investment advisers.

Allocation of the Adviser’s Time
MSC Income relies on the Adviser to manage MSC Income’s day-to-day activities and to implement its investment strategies. MSC Income has received an exemptive order from the SEC permitting co-investments among MSC Income, Main Street and other advisory clients of the Adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. MSC Income has made co-investments, and in the future intends to continue to make co-investments, with Main Street and other advisory clients of the Adviser in accordance with the conditions of the order. Because the Adviser is wholly-owned by Main Street and is not managing MSC Income’s investment activities as its sole activity, this may provide the Adviser an incentive to allocate opportunities to other participating advisory clients instead of MSC Income. However, both MSC Income and the Adviser have approved policies and procedures pursuant to the order to manage this conflict and ensure that investment opportunities are allocated in a manner that is fair and equitable considering each investor’s interests, including oversight of the co-investment program by the independent members of MSC Income’s and Main Street’s boards of directors and their required approval of certain co-investment transactions thereunder. In addition to the co-investment program described above, MSC Income also co-invests in certain investment transactions where price is the only negotiated point by MSC Income and its affiliates.
Director Independence
Our Board of Directors currently consists of five members, four of whom are classified under applicable listing standards of the NYSE as “independent” directors and under Section 2(a)(19) of the 1940 Act as not “interested persons.” Based on these independence standards and the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors has affirmatively determined that each of the directors, other than Mr. Hyzak, is independent under applicable listing standards of the NYSE and not an “interested person” under Section 2(a)(19) of the 1940 Act .
The Board of Directors considered certain portfolio investments and other transactions in which our independent directors may have had a direct or indirect interest, including the transactions, if any, described under the heading “Certain Relationships and Related Party Transactions, and Director Independence,” in evaluating each director’s independence under the 1940 Act and applicable listing standards of the NYSE, and the Board of Directors determined that no such transaction would impact the ability of any director to exercise independent judgment or impair his or her independence.
Item 14. Principal Accountant Fees and Services
The Board of Directors has ratified the decision of the Audit Committee to appoint Grant Thornton LLP (“Grant Thornton”) as MSC Income’s independent registered public accounting firm for the fiscal year ending December 31, 2026.
For the fiscal years ended December 31, 2025 and 2024, MSC Income incurred the following fees for services provided by Grant Thornton, including expenses:

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees	$618,005	$670,363
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$618,005	$670,363
Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of MSC Income’s annual financial statements and the review of its quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents and assistance with and review of documents filed with the SEC.
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
During the fiscal years ended December 31, 2025 and 2024, Grant Thornton LLP did not bill any non-audit fees for services rendered to MSC Income or for services rendered to the Adviser or its parent company, Main Street.
Pre-approval Policies and Procedures
It is the policy of the Audit Committee to preapprove all audit, review or attest engagements and permissible non-audit services to be performed by the independent registered public accounting firm, subject to, and in compliance with, the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the applicable rules and regulations of the SEC. The Audit Committee did not rely on the de minimis exception for any of the fees disclosed above.
All services performed for MSC Income for the fiscal years ended December 31, 2025 and 2024 were pre-approved or ratified by the Audit Committee.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules
The following documents are filed or incorporated by reference as part of this Annual Report:
a.Consolidated Financial Statements
The following financial statements are set forth in Item 8:
b.Consolidated Financial Statement Schedule

Schedule of Investments in and Advances to Affiliates for the Years Ended December 31, 2025 and 2024	162
c.Exhibits
The following exhibits are filed as part of this Form 10-K or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on February 4, 2025 (File No. 814-00939) and incorporated herein by reference).

3.2
Articles of Amendment to the Registrant’s Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Registrant’s current report on Form 8-K/A, filed on February 6, 2025 (File No. 814-00939) and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed as Exhibit 3.3 to the Registrant’s annual report on Form 10-K filed on March 20, 2025 (File No. 814-00939) and incorporated herein by reference).

4.1
Second Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.2 to the Registrant’s annual report on Form 10-K filed on March 20, 2025 (File No. 814-00939) and incorporated herein by reference).

4.2	Description of Securities (filed as Exhibit 4.3 to the Registrant’s annual report on Form 10-K filed on March 20, 2025 (File No. 814-00939) and incorporated herein by reference).

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

Exhibit Number	Description
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

10.13
Ninth Amendment to Credit Agreement, dated as of February 27, 2025, by and among the Registrant, the Guarantors party thereto, the lenders party thereto and EverBank (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on March 4, 2025 (File No. 814-00939) and incorporated herein by reference).

10.14
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

10.15
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

Exhibit Number	Description
10.16
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

10.17
Third Amendment to Loan and Security Agreement, dated as of March 24, 2025, by and among MSIF Funding, LLC, as borrower, the Fund, as portfolio manager, JPMorgan Chase Bank, National Association, in its capacities as administrative agent and lender, U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), in its capacities as collateral agent and collateral administrator, and U.S. Bank National Association, as securities intermediary (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on March 25, 2025 (File No. 814-00939) and incorporated herein by reference).

10.18
Master Note Purchase Agreement, dated as of October 22, 2021, by and among the Registrant and the Purchasers party thereto (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 22, 2021 (File No. 814-00939) and incorporated herein by reference).

19.1*	Insider Trading Policy.

21.1	List of Subsidiaries (filed as Exhibit 21.1 to the Registrant’s annual report on Form 10-K, filed on March 30, 2021 (File No. 814-00939) and incorporated herein by reference).

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer.

32.1**	Section 1350 certification of Chief Executive Officer.

32.2**	Section 1350 certification of Chief Financial Officer.

97.1	MSC Income Clawback Policy, effective January 28, 2025 (previously filed as Exhibit 97.1 to MSC Income’s Annual Report on Form 10-K filed on March 20, 2025 (File No. 814-00939)).

99.1*	1940 Act Code of Ethics.

99.2
Rule 12d1-4 Fund of Funds Investment Agreement, dated January 20, 2025, by and between Main Street Capital Corporation and MSC Income Fund, Inc. (Filed as Exhibit (k)(15) to the Registrant’s Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 filed with the SEC on January 21, 2025 (File No. 333-282501) and incorporated herein by reference).

101*
The following financial information from the Annual Report on Form 10-K for the fiscal year 2025, filed with the SEC on February 27, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Changes in Net Assets for the periods ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (v) the Consolidated Schedule of Investments for the periods ended December 31, 2025 and 2024, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the years ended December 31, 2025 and 2024.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
___________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC INCOME FUND, INC.

Date: February 27, 2026	By:	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chairman of the Board of Directors and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DWAYNE L. HYZAK	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	February 27, 2026
Dwayne L. Hyzak

/s/ CORY E. GILBERT	Chief Financial Officer (principal financial officer)	February 27, 2026
Cory E. Gilbert

/s/ RYAN H. MCHUGH	Chief Accounting Officer (principal accounting officer)	February 27, 2026
Ryan H. McHugh

/s/ ROBERT L. KAY	Director	February 27, 2026
Robert L. Kay

/s/ NATALY M. MARKS	Director	February 27, 2026
Nataly M. Marks

/s/ JOHN O. NIEMANN, JR.	Director	February 27, 2026
John O. Niemann, Jr.

/s/ JEFFREY B. WALKER	Director	February 27, 2026
Jeffrey B. Walker