Form 10-Q
period 2026-03-31
MSC INCOME FUND, INC.
filed 2026-05-08
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of May 7, 2026 was 45,345,229.

MSC INCOME FUND, INC.

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value:
Control investments (cost: $52,432 and $52,550 as of March 31, 2026 and December 31, 2025, respectively)	$53,802	$58,372
Affiliate investments (cost: $333,498 and $322,074 as of March 31, 2026 and December 31, 2025, respectively)	426,618	406,771
Non‑Control/Non‑Affiliate investments (cost: $910,600 and $885,299 as of March 31, 2026 and December 31, 2025, respectively)	888,782	870,244
Total investments (cost: $1,296,530 and $1,259,923 as of March 31, 2026 and December 31, 2025, respectively)	1,369,202	1,335,387
Cash and cash equivalents	15,559	20,635
Interest and dividend receivable	11,942	12,273
Prepaids and other assets	10,094	9,546
Deferred financing costs (net of accumulated amortization of $7,467 and $7,259 as of March 31, 2026 and December 31, 2025, respectively)	3,128	3,190
Total assets	$1,409,925	$1,381,031
LIABILITIES
Credit Facilities	$350,000	$453,000
October 2026 Notes (par: $150,000 as of both March 31, 2026 and December 31, 2025)	149,826	149,751
May 2029 Notes (par: $150,000 as of March 31, 2026)	149,274	—
Accounts payable and other liabilities	4,408	3,549
Interest payable	7,463	5,946
Dividend payable	16,324	16,772
Base management and incentive fees payable	7,340	8,388
Deferred tax liability, net	5,762	4,966
Total liabilities	690,397	642,372
Commitments and contingencies (Note I)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 45,345,229 and 46,588,608 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	45	47
Additional paid‑in capital	765,979	782,007
Total overdistributed earnings	(46,496)	(43,395)
Total net assets	719,528	738,659
Total liabilities and net assets	$1,409,925	$1,381,031
NET ASSET VALUE PER SHARE	$15.87	$15.85

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
INVESTMENT INCOME:
Interest, dividend and fee income:
Control investments	$1,195	$1,442
Affiliate investments	9,247	9,335
Non‑Control/Non‑Affiliate investments	23,645	22,450
Total investment income	34,087	33,227
EXPENSES:
Interest	(8,920)	(8,243)
Base management fee	(5,225)	(4,972)
Incentive fee on income	(3,099)	(2,023)
Incentive fee on capital gains	638	—
General and administrative	(1,039)	(1,027)
Internal administrative services expenses	(186)	(174)
Total expenses before expense waivers	(17,831)	(16,439)
Waiver of incentive fee on income	985	—
Total expenses, net of expense waivers	(16,846)	(16,439)
NET INVESTMENT INCOME BEFORE TAXES	17,241	16,788
Excise tax expense	(50)	(192)
Federal and state income and other tax expenses	(956)	(850)
NET INVESTMENT INCOME	16,235	15,746
NET REALIZED GAIN (LOSS):
Control investments	—	9
Affiliate investments	(1,656)	—
Non‑Control/Non‑Affiliate investments	1,415	(21,075)
Total net realized loss	(241)	(21,066)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(4,452)	(833)
Affiliate investments	8,423	2,836
Non‑Control/Non‑Affiliate investments	(6,614)	16,780
Total net unrealized appreciation (depreciation)	(2,643)	18,783
Income tax benefit (provision) on net realized loss and net unrealized appreciation (depreciation)	(128)	2,412
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$13,223	$15,875
NET INVESTMENT INCOME PER SHARE—BASIC AND DILUTED	$0.35	$0.35
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.29	$0.36
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	46,116,898	44,680,084

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2024	40,240,358	$40	$689,580	$(64,717)	$624,903
Issuances of common stock, net of underwriting and offering costs	6,325,000	6	90,526	—	90,532
Dividend reinvestment	284,173	1	4,495	—	4,496
Net increase in net assets resulting from operations	—	—	—	15,875	15,875
Dividends to stockholders	—	—	—	(16,866)	(16,866)
Balances as of March 31, 2025	46,849,531	$47	$784,601	$(65,708)	$718,940

Balances as of December 31, 2025	46,588,608	$47	$782,007	$(43,395)	$738,659
Common stock repurchased	(1,243,379)	(2)	(16,028)	—	(16,030)
Net increase in net assets resulting from operations	—	—	—	13,223	13,223
Dividends to stockholders	—	—	—	(16,324)	(16,324)
Balances as of March 31, 2026	45,345,229	$45	$765,979	$(46,496)	$719,528

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$13,223	$15,875
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(73,732)	(142,755)
Proceeds from sales and repayments of debt investments in portfolio companies	33,827	52,244
Proceeds from sales and return of capital of equity investments in portfolio companies	7,796	8,909
Net unrealized (appreciation) depreciation	2,643	(18,783)
Net realized loss	241	21,066
Accretion of unearned income	(1,692)	(1,750)
Payment-in-kind interest	(2,500)	(1,915)
Cumulative dividends	(285)	(74)
Amortization of deferred financing costs	298	247
Deferred taxes	796	(1,853)
Changes in other assets and liabilities:
Interest and dividend receivable	168	(803)
Prepaid and other assets	(506)	784
Accounts payable and other liabilities	867	(2,978)
Interest payable	1,517	806
Base management and incentive fees payable	(1,048)	(1,514)
Net cash used in operating activities	(18,387)	(72,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of underwriting and offering costs	—	90,532
Redemption of common stock	(16,030)	—
Dividends paid	(16,772)	(9,991)
Proceeds from Credit Facilities	138,000	130,000
Repayments on Credit Facilities	(241,000)	(125,000)
Proceeds from May 2029 Notes	150,000	—
Payment of deferred financing costs	(887)	(1,963)
Net cash provided by financing activities	13,311	83,578

Net increase (decrease) in cash and cash equivalents	(5,076)	11,084
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	20,635	28,375
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$15,559	$39,459

Supplemental cash flow disclosures:
Interest paid	$7,106	$7,189
Taxes paid	$88	$4,120
Non-cash financing activities:
Dividends declared and unpaid	$16,324	$16,866
Value of shares issued pursuant to the dividend reinvestment plan	$—	$4,496

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
BDB Holdings, LLC		Casual Restaurant Group
			Secured Debt		2/24/2025		12.00%				2/27/2027	$1,182	$1,182	$1,182
			Preferred Equity		11/4/2024	13,024,663							13,025	5,189
													14,207	6,371
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.75%							515	530

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		9.79%	SF+	6.00%		10/29/2026	1,550	1,546	1,550
			Secured Debt		12/19/2014		11.79%	SF+	8.00%		10/29/2026	19,944	19,914	19,944
			Member Units	(8)	12/19/2014	2,896							6,435	21,680
													27,895	43,174
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/1/2017	49.26%							1,158	1,957

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	3/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		3/31/2023	2,184,683							653	870
			Preferred Member Units		3/31/2023	61,077							—	—
			Preferred Member Units		1/26/2015	2,090,001							6,000	—
			Common Stock		3/31/2023	772,620							1,104	—
													8,657	1,770
Subtotal Control investments (7.5% of net assets at fair value)													$52,432	$53,802
Affiliate Investments (6)
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/27/2026		12.36%	SF+	8.50%	12.36%	3/28/2028	$89	$89	$89
			Secured Debt	(9)	3/25/2025		12.31%	SF+	8.50%	12.31%	3/28/2028	2,397	2,397	2,397
			Secured Debt	(9)	3/25/2025		12.31%	SF+	8.50%	12.31%	3/28/2028	2,397	2,397	1,978
			Preferred Equity		3/25/2025	7,590							2,556	1,080
													7,439	5,544
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt		8/16/2019		13.25%				8/16/2029	935	928	928
			Preferred Member Units		5/20/2021	603							597	1,510
			Preferred Member Units		8/16/2019	777							800	140
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,404	2,578
Batjer TopCo, LLC		HVAC Mechanical Contractor

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Secured Debt	(30)	3/7/2022						3/7/2027	—	—	—
		Secured Debt	(30)	3/7/2022						3/7/2027	—	—	—
		Secured Debt		3/7/2022		10.00%				3/7/2027	1,093	1,088	1,093
		Preferred Stock	(8)	3/7/2022	453							455	1,040
												1,543	2,133
Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	1/9/2018		13.79%	SF+	10.00%		12/31/2026	1,254	1,254	1,254
		Preferred Member Units	(8)	1/9/2018	737							1,070	740
		Preferred Member Units	(8)	7/7/2025	78	15.00%			15.00%			87	87
												2,411	2,081
Centre Technologies Holdings, LLC	Provider of IT Hardware Services and Software Solutions
		Secured Debt	(9) (30)	1/4/2019			SF+	8.00%		1/4/2028	—	—	—
		Secured Debt	(9)	11/29/2024		11.79%	SF+	8.00%		1/4/2028	6,021	6,005	6,021
		Preferred Member Units		1/4/2019	3,471							1,596	11,490
												7,601	17,511
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (30)	2/26/2018			SF+	6.00%		2/26/2029	—	(20)	—
		Secured Debt	(9)	2/26/2018		11.86%	SF+	8.00%		2/26/2029	10,305	10,170	10,305
		Member Units	(8)	2/26/2018	1,087							2,860	9,880
		Member Units	(8) (23)	11/2/2018	261,786							443	1,020
												13,453	21,205
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	2/3/2017	457							491	4,010

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(30)	10/28/2022						7/31/2027	—	—	—
		Secured Debt		12/20/2016		10.00%				7/31/2030	2,310	2,289	2,310
		Secured Debt		12/20/2016		10.00%				12/20/2036	229	228	229
		Member Units	(8)	12/20/2016	179							1,820	3,720
		Member Units	(23)	12/20/2016	200							127	377
												4,464	6,636
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt	(30)	3/6/2020						12/3/2030	—	(21)	—
		Secured Debt		3/6/2020		12.50%				12/3/2030	5,783	5,683	5,783
		Preferred Member Units	(8) (23)	3/6/2020	147							2,079	16,070
												7,741	21,853
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(30)	3/31/2021						3/31/2028	—	—	—
		Secured Debt		3/31/2021		9.00%				3/31/2028	2,195	2,169	2,195
		Preferred Member Units	(8)	3/31/2021	4,320							1,920	4,740
												4,089	6,935

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Compass Systems & Sales, LLC		Designer of End-to-End Material Handling Solutions
			Secured Debt	(30)	11/22/2023						11/22/2028	—	(11)	(11)
			Secured Debt		11/22/2023		13.50%				11/22/2028	4,050	3,986	4,008
			Preferred Equity		11/22/2023	1,863							1,863	1,860
													5,838	5,857
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt	(17)	3/1/2022		7.50%				12/31/2025	75	75	75
			Secured Debt	(17)	3/31/2021		10.00%				12/31/2025	861	861	343
			Preferred Member Units		3/31/2021	1,040							330	—
													1,266	418
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		13.69%	SF+	10.00%		4/27/2029	2,989	2,988	2,837
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,459
													5,363	5,296
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(30)	2/13/2018						2/28/2031	—	(18)	—
			Secured Debt		12/27/2022		14.00%				2/28/2031	8,726	8,511	8,726
			Preferred Stock		2/13/2018	2,484							3,260	7,209
													11,753	15,935
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		10.00%				6/18/2029	140	138	140
			Secured Debt		11/19/2021		10.00%				6/18/2029	3,200	3,179	3,200
			Preferred Equity		11/19/2021	1,486							1,486	3,416
			Preferred Equity	(8)	6/18/2024	767	15.00%			15.00%			973	1,973
													5,776	8,729
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt		6/30/2025		12.00%				6/30/2030	16,500	16,224	16,500
			Preferred Equity	(8)	10/29/2021	2,340							2,600	13,940
													18,824	30,440
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(24)	7/31/2015	5.95%							671	193

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (32)	6/24/2016		11.19%	SF+	7.50%		1/1/2028	400	400	400
			Secured Debt	(9)	11/22/2024		11.19%	SF+	7.50%		1/1/2028	18,742	18,656	18,742
			Member Units	(8)	6/24/2016	2,261							4,423	29,460
			Member Units	(23)	12/15/2025	102							76	76
													23,555	48,678
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	3,513	3,513	3,513

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units	(8)	3/31/2021	56							1,225	2,740
													4,738	6,253
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	8/9/2017	8.22%							1,297	3,736

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt		6/21/2023		13.00%				6/21/2028	200	187	200
			Secured Debt		6/21/2023		13.00%				6/21/2028	8,566	8,452	8,566
			Common Equity		6/21/2023	3,600							3,600	7,190
													12,239	15,956
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	6,436,566							6,540	6,790

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		11.42%	SF+	7.50%		8/20/2026	14,340	14,315	13,770
			Preferred Equity	(8)	12/7/2023	3,725	10.00%			10.00%			337	498
			Preferred Equity		6/3/2025	3,596	10.00%			10.00%			383	480
			Common Stock		8/20/2021	11,647							1,584	330
													16,619	15,078
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2026	2,550	2,548	2,548
			Secured Debt		10/31/2018		9.00%				10/31/2048	974	967	967
			Preferred Equity	(8)	10/31/2018	145							3,060	4,590
			Member Units	(8) (23)	10/31/2018	200							248	1,048
													6,823	9,153
KMS, LLC	(10)	Wholesaler of Closeout and Value-Priced Products
			Secured Debt	(9)	12/29/2025		9.20%	SF+	5.50%		10/1/2028	1,629	1,584	1,629
			Secured Debt		2/10/2025		12.50%				10/1/2028	1,466	1,439	1,466
			Secured Debt		2/10/2025		12.50%				10/1/2028	1,259	1,259	1,259
			Preferred Equity		2/10/2025	11,516							6,113	7,830
													10,395	12,184
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	12/19/2024		9.81%	SF+	5.50%	9.81%	1/28/2031	2,400	2,400	2,314
			Secured Debt	(9)	4/11/2025		9.17%	SF+	5.50%	9.17%	1/28/2031	1,427	1,427	1,376
			Preferred Equity	(8) (23)	12/19/2024	53,505							12,283	9,460
													16,110	13,150
Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure
			Secured Debt		6/4/2024		12.50%				6/4/2029	10,318	10,267	10,318
			Preferred Equity	(8)	6/4/2024	84,201							2,799	7,390
													13,066	17,708
NexRev LLC		Provider of Energy Efficiency Products & Services

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units		2/28/2018	25,786,046							2,053	3,140

NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	1/31/2017		10.29%	SF+	6.50%		1/31/2028	650	650	650
			Secured Debt		1/31/2017		12.00%				1/31/2030	4,610	4,542	4,542
			Preferred Member Units		11/2/2022	600							696	1,570
			Preferred Member Units		1/31/2017	122							2,966	2,730
													8,854	9,492
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock	(8)	8/6/2021	282							282	810

Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9) (30)	7/30/2021			SF+	11.00%		7/31/2026	—	(2)	—
			Secured Debt	(9)	7/30/2021		14.79%	SF+	11.00%		7/31/2026	5,190	5,183	5,190
			Preferred Stock	(23)	7/30/2021	2,500							2,500	3,360
													7,681	8,550
Pinnacle TopCo, LLC		Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
			Secured Debt	(30)	12/21/2023						12/21/2028	—	(5)	—
			Secured Debt		12/21/2023		13.00%				12/21/2028	6,600	6,510	6,600
			Preferred Equity	(8)	12/21/2023	110							3,135	5,110
													9,640	11,710
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		10.56%	SF+	6.75%	10.56%	6/30/2027	1,422	1,421	1,178
			Secured Debt	(9)	2/5/2025		10.59%	SF+	6.75%	10.59%	6/30/2027	449	449	372
			Secured Debt	(9)	7/17/2025		10.59%	SF+	6.75%	10.59%	6/30/2027	438	438	363
			Secured Debt	(9)	4/8/2021		10.56%	SF+	6.75%	10.56%	6/30/2027	14,867	14,859	12,320
			Common Equity		8/12/2024	107							—	—
													17,167	14,233
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(14) (30)	12/15/2021						12/15/2026	—	(13)	(13)
			Secured Debt	(14)	12/15/2021		12.50%			10.00%	12/15/2026	3,740	3,486	1,552
			Preferred Equity		12/15/2021	1,230							1,230	—
													4,703	1,539
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.80%				6/16/2028	750	746	750
			Secured Debt	(33)	6/16/2023		12.86%				6/16/2028	22,283	22,256	22,283
			Preferred Member Units	(8)	8/31/2018	55							508	5,730
													23,510	28,763
Student Resource Center, LLC	(10)	Higher Education Services

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		9/11/2024		8.50%			8.50%	12/31/2027	251	251	871
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,918	5,425	1,817
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,676	2,688
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt	(17)	8/31/2018		12.00%			12.00%	8/31/2023	328	324	328
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	3,800	3,761	1,344
			Preferred Member Units		8/28/2023	1,651							165	—
			Preferred Member Units		2/1/2023	1,411							141	—
			Preferred Member Units		8/31/2018	136							2,311	—
													6,702	1,672
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt		5/31/2019		11.50%				5/31/2031	400	400	400
			Secured Debt		5/31/2019		13.50%				5/31/2031	7,820	7,656	7,820
			Secured Debt		11/21/2025		9.00%				5/31/2027	510	508	510
			Secured Debt		3/25/2026		9.00%				5/31/2027	500	498	500
			Secured Debt		3/25/2026		9.00%				5/31/2027	100	100	100
			Common Stock	(8)	5/31/2019	163							1,505	4,960
			Common Equity	(23)	11/21/2025	181							174	174
													10,841	14,464
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	2,200	2,162	2,122
			Preferred Equity	(8)	2/16/2024	1,000							1,154	640
													3,316	2,762
Victory Energy Operations, LLC		Provider of Industrial and Commercial Combustion Systems
			Secured Debt		10/3/2024		13.00%				10/3/2029	346	332	332
			Secured Debt		10/3/2024		13.00%				10/3/2029	7,749	7,587	7,587
			Preferred Equity		10/3/2024	8,259							3,609	3,800
													11,528	11,719
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (30)	12/1/2021			SF+	6.00%		12/1/2026	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	6,000	5,976	5,976
			Preferred Equity	(23)	12/1/2021	3,060							3,060	3,060
													9,036	9,036
Subtotal Affiliate investments (59.3% of net assets at fair value)													$333,498	$426,618
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		11/24/2025		21.00%			21.00%	11/24/2032	$373	$337	$373
			Secured Debt		4/1/2025		20.00%			20.00%	11/24/2032	323	323	323
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	1,070	1,070	875
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	1,070	1,070	875
			Preferred Equity		3/28/2025	4,342,688							2,931	10

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Stock		12/11/2020	593,927							3,148	—
													8,879	2,456
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	8.00%	1.00%	3/11/2027	958	958	953
			Secured Debt	(9)	11/26/2025		11.00%	SF+	8.00%	1.00%	3/11/2027	92	91	91
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	8.00%	1.00%	3/11/2027	1,895	1,894	1,887
													2,943	2,931
AGS American Glass Services Acquisition, LLC	(10)	Provider of Custom Glass Fabrication & Installation and Specialty Coating Solutions
			Secured Debt	(9) (30)	7/24/2025			SF+	5.50%		7/24/2031	—	(45)	(45)
			Secured Debt	(9) (30)	7/24/2025			SF+	5.50%		7/24/2031	—	(26)	(26)
			Secured Debt	(9)	7/24/2025		9.17%	SF+	5.50%		7/24/2031	13,737	13,556	13,415
			Preferred Equity		7/24/2025	10,000							1,000	780
													14,485	14,124
Airo Purchaser, Inc.	(10)	Provider of HVAC and Plumbing Installation Services
			Secured Debt	(9) (30)	8/1/2025			SF+	5.25%		8/1/2030	—	(48)	(48)
			Secured Debt	(9) (30)	8/1/2025			SF+	5.25%		8/1/2030	—	(24)	(24)
			Secured Debt	(9)	8/1/2025		8.92%	SF+	5.25%		8/1/2030	22,318	21,980	22,318
			Common Equity		8/1/2025	1,233							1,233	1,340
													23,141	23,586
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	11							83	—

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (30)	11/19/2021			P+	5.25%		11/19/2028	—	(2)	(2)
			Secured Debt	(9)	11/19/2021		12.00%	P+	5.25%		11/19/2028	6,720	6,709	6,720
													6,707	6,718
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	2,303	2,303	2,303
			Secured Debt	(9)	11/6/2023		10.28%	SF+	6.50%	10.28%	11/6/2028	4,896	4,896	4,896
			Preferred Equity		11/6/2023	17,265							7,468	9,256
			Preferred Equity		11/6/2023	17,265							—	—
			Common Equity		11/9/2021	2,070							124	—
													14,791	16,455
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock	(8)	8/11/2022	62,402							62	110

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (28)	1/18/2022		9.92%	SF+	6.00%		1/18/2028	225	216	225
			Secured Debt	(9)	1/18/2022		8.92%	SF+	5.00%		1/18/2028	925	920	925
			Secured Debt	(9)	1/18/2022		10.92%	SF+	7.00%		1/18/2028	925	920	925
			Common Stock		1/18/2022	100,000							100	140
													2,156	2,215

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Auria Space, LLC	(10)	Provider of Satellite Operations and Command Software for Defense and Intelligence Platforms
			Secured Debt	(9) (30)	12/31/2025			SF+	5.00%		12/31/2030	—	(36)	(36)
			Secured Debt	(9)	12/31/2025		8.68%	SF+	5.00%		12/31/2030	13,793	13,598	13,598
			Secured Debt	(9)	12/31/2025		8.68%	SF+	5.00%		12/31/2030	12,931	12,750	12,642
			Member Units		2/6/2026	127,648							690	690
													27,002	26,894
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (30)	12/23/2022			SF+	7.25%		12/23/2027	—	(8)	(8)
			Secured Debt	(9) (30)	12/18/2025			SF+	7.25%		12/23/2027	—	(5)	(5)
			Secured Debt	(9)	12/23/2022		11.11%	SF+	7.25%		12/23/2027	3,236	3,192	3,236
			Common Equity	(8)	12/15/2021	137							130	152
													3,309	3,375
Behavior Development Group Holdings	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9)	12/17/2025		9.67%	SF+	6.00%		12/17/2030	1,000	965	965
			Secured Debt	(9)	12/17/2025		9.70%	SF+	6.00%		12/17/2030	15,953	15,730	15,730
			Common Equity		12/17/2025	500							500	500
													17,195	17,195
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(23)	3/8/2024	286,109							286	—
			Preferred Member Units	(23)	11/12/2019	122,416							—	—
			Preferred Member Units	(23)	7/6/2018	1,548,387							—	—
													286	—
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (14)	1/9/2024		12.28%	SF+	8.50%	11.28%	5/6/2026	215	134	264
			Secured Debt	(9) (14)	10/19/2022		14.25%	P+	7.50%	13.25%	5/6/2026	2,980	2,927	95
			Secured Debt	(9) (14)	8/28/2020		12.28%	SF+	8.50%	11.28%	5/6/2026	4,486	4,174	—
			Common Stock		10/1/2020	700,446							—	—
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	—
													8,346	359
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	64	64	64
			Member Units	(8)	6/30/2017	540,000							564	660
													628	724
B-O-F Corporation	(10)	Manufacturer of Gravity Flow Shelving Solutions for Retail Applications
			Secured Debt	(9) (30)	2/3/2025			SF+	5.75%		2/3/2030	—	(11)	(11)
			Secured Debt	(9)	2/3/2025		8.41%	SF+	4.75%		2/3/2030	2,850	2,812	2,833
			Secured Debt	(9)	2/3/2025		10.41%	SF+	6.75%		2/3/2030	2,850	2,812	2,833
			Common Equity		2/3/2025	180,000							180	180
													5,793	5,835
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		9.56%	SF+	5.75%		5/1/2028	360	353	360

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	10/31/2025		9.56%	SF+	5.75%		5/1/2028	878	862	878
			Secured Debt	(9)	5/1/2023		8.56%	SF+	4.75%		5/1/2028	3,949	3,916	3,949
			Secured Debt	(9)	5/1/2023		10.56%	SF+	6.75%		5/1/2028	3,949	3,916	3,949
			Preferred Equity		5/1/2023	360							360	390
			Common Equity		5/1/2023	360							—	—
													9,407	9,526
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(24)	7/21/2014	1.59%							1,727	869
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	0.59%							6,440	6,447
													8,167	7,316
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	4,492	4,222	—
			Secured Debt	(14) (17)	6/28/2024		15.00%			15.00%	4/1/2025	—	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	4,078	4,078	—
			Preferred Member Units		6/30/2015	4	6.00%			6.00%			3,040	—
													11,340	—
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (30)	12/17/2021			SF+	6.00%		6/5/2030	—	(6)	(6)
			Secured Debt		12/17/2021		13.00%				6/5/2030	2,432	2,382	2,382
			Common Stock		12/17/2021	57,402							574	600
													2,950	2,976
CaseWorthy, Inc.	(10)	SaaS Provider of Case Management Solutions
			Common Equity		12/30/2022	105,856							106	230

CenterPeak Holdings, LLC		Executive Search Services
			Secured Debt		12/10/2021		15.00%				12/10/2026	200	199	200
			Secured Debt		12/10/2021		15.00%				12/10/2026	2,790	2,789	2,790
			Preferred Equity	(8)	12/10/2021	368							404	2,840
													3,392	5,830
Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (28)	2/7/2022		10.66%	SF+	6.75%		2/7/2027	438	431	438
			Secured Debt	(9)	2/7/2022		10.64%	SF+	6.75%		2/7/2027	3,283	3,271	3,283
			Secured Debt	(9)	6/24/2022		10.64%	SF+	6.75%		2/7/2027	182	181	182
			Secured Debt	(9)	3/27/2023		10.64%	SF+	6.75%		2/7/2027	440	437	440
													4,320	4,343
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17)	9/23/2014						1/5/2015	2,644	2,300	8

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units		3/12/2020	39							—	530

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt		3/6/2026		15.00%			15.00%	8/6/2026	632	613	613
			Secured Debt	(9) (28)	8/6/2021		12.06%	SF+	8.25%	12.06%	8/6/2026	7,552	7,537	6,472
			Secured Debt	(9)	8/6/2021		12.06%	SF+	8.25%	12.06%	8/6/2026	18,333	18,302	15,713
													26,452	22,798
Connect Telecommunications Solutions Holdings, Inc.	(13) (21)	Value-Added Distributor of Fiber Products and Equipment
			Secured Debt		10/9/2024		13.00%				10/9/2029	2,604	2,548	2,548
			Preferred Equity		10/9/2024	2,478							1,400	1,400
													3,948	3,948
Core Transformers	(10)	Refurbisher and Distributor of Electric Transformers
			Secured Debt	(9) (30)	9/24/2025			SF+	5.50%		9/23/2031	—	(90)	(90)
			Secured Debt	(9) (30)	9/24/2025			SF+	5.50%		9/23/2031	—	(90)	(90)
			Secured Debt	(9)	9/24/2025		9.18%	SF+	5.50%		9/23/2031	10,000	9,819	10,000
			Common Equity		9/24/2025	1,000,000							1,000	1,640
													10,639	11,460
Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9) (28)	6/29/2024		10.17%	SF+	6.50%		6/28/2029	449	433	444
			Secured Debt	(9)	6/29/2024		10.17%	SF+	6.50%		6/28/2029	2,834	2,790	2,802
			Secured Debt	(9)	6/29/2024		10.42%	SF+	6.75%		6/28/2029	8,524	8,386	8,329
			Secured Debt	(9)	8/15/2024		10.16%	SF+	6.50%		6/28/2029	1,889	1,864	1,867
													13,473	13,442
CoreStack, Inc.	(10)	Multi-Cloud Governance Platform Provider
			Secured Debt		3/25/2026		10.00%			10.00%	9/25/2028	400	400	400
			Secured Debt		3/25/2026						9/25/2028	3,800	3,800	3,800
													4,200	4,200
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (30)	12/27/2023			SF+	6.50%		6/27/2027	—	(16)	(16)
			Secured Debt	(9)	12/27/2023		10.30%	SF+	6.50%		6/27/2027	6,750	6,675	6,750
													6,659	6,734
CRC Evans USA Bidco, Inc.	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (30) (28)	8/19/2022			SF+	6.75%		6/30/2029	—	(11)	—
			Secured Debt	(9) (30)	12/31/2025			SF+	6.75%		6/30/2029	—	(17)	(17)
			Secured Debt	(9)	12/31/2025		10.71%	SF+	6.75%		6/30/2029	617	606	617
			Secured Debt	(9)	8/19/2022		10.71%	SF+	6.75%		6/30/2029	967	947	967
													1,525	1,567
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (30)	6/27/2024			SF+	7.00%		6/27/2029	—	(20)	(20)
			Secured Debt	(9)	3/4/2025		10.65%	SF+	7.00%		6/27/2029	16,578	16,326	16,578
			Secured Debt	(9)	6/27/2024		10.70%	SF+	7.00%		6/27/2029	10,400	10,265	10,400

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Equity		3/4/2025	2,862							286	180
													26,857	27,138
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Common Stock		8/16/2022	37						52	52	50

Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		11.77%	SF+	8.00%	11.77%	12/31/2026	2,689	2,610	2,689
			Secured Debt	(9)	12/20/2022		12.77%	SF+	9.00%		12/31/2026	2,493	2,259	2,463
			Preferred Equity		12/20/2022	125,000							128	110
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													4,997	5,262
Electro Technical Industries, LLC	(10)	Manufacturer of Mission-Critical Electrical Distribution Systems
			Secured Debt	(9) (30)	3/31/2025			SF+	5.50%		3/31/2030	—	(68)	(68)
			Secured Debt	(9)	3/31/2025		9.18%	SF+	5.50%		3/31/2030	24,311	23,922	24,311
			Common Equity		3/31/2025	714,286							714	1,580
													24,568	25,823
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (30)	10/3/2022			SF+	6.00%		10/3/2027	—	—	—
			Secured Debt		10/3/2022		12.00%				10/3/2027	1,089	1,079	1,079
			Secured Debt		10/3/2022		9.00%				10/3/2052	405	402	402
			Common Stock		10/3/2022	19							374	340
			Common Stock	(23)	10/3/2022	61							102	218
													1,957	2,039
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		10.10%	SF+	6.25%		12/29/2027	2,266	2,251	1,391

Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9) (30)	4/7/2023			SF+	6.00%		4/7/2029	—	(5)	—
			Secured Debt	(9)	10/2/2024		9.70%	SF+	6.00%		4/7/2029	354	349	354
			Secured Debt	(9)	4/7/2023		9.70%	SF+	6.00%		4/7/2029	6,663	6,559	6,663
			Common Equity		4/7/2023	170,998							174	240
													7,077	7,257
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		10.96%	SF+	7.00%		12/22/2026	308	307	308
			Secured Debt	(9)	12/22/2021		10.96%	SF+	7.00%		12/22/2026	3,991	3,986	3,991
													4,293	4,299
FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt	(30)	5/28/2024						5/28/2029	—	—	—
			Secured Debt		5/28/2024		13.00%				5/29/2029	7,688	6,971	7,688
			Warrants	(8) (27)	5/28/2024	3					5/28/2034		980	3,660
													7,951	11,348
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	4/14/2025		10.92%	SF+	7.25%		10/14/2027	611	593	611
			Secured Debt	(9)	4/14/2025		10.92%	SF+	7.25%		10/14/2027	8,460	8,357	8,460
			Common Equity		11/10/2023	210,084							210	130
													9,160	9,201
GradeEight Corp.	(10)	Distributor of Maintenance and Repair Parts
			Secured Debt	(9)	10/4/2024		11.18%	SF+	7.50%		10/4/2029	424	391	417
			Secured Debt	(9)	10/4/2024		11.18%	SF+	7.50%		10/4/2029	1,959	1,924	1,924
			Secured Debt	(9) (26)	10/4/2024		11.17%	SF+	7.50%		10/4/2029	14,360	14,158	14,059
			Common Equity		10/4/2024	570							564	350
													17,037	16,750
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (423 AER II, LP)	(24)	6/2/2025	4.13%							1,590	1,831

Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9) (30)	12/2/2016			SF+	6.00%		1/15/2029	—	(5)	—
			Secured Debt	(30)	1/2/2026						1/15/2029	—	—	—
			Secured Debt	(30)	1/2/2026						1/15/2029	—	—	—
			Secured Debt		12/2/2016		11.00%				1/15/2029	10,879	10,820	10,879
			Preferred Member Units	(8)	12/2/2016	56							713	6,580
			Preferred Member Units	(23)	12/2/2016	56							38	350
													11,566	17,809
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (14)	3/7/2024		9.01%	SF+	3.50%	2.50%	6/21/2026	1,465	1,436	1,104
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	6/21/2026	914	401	—
			Common Equity		3/7/2024	35,971							—	—
													1,837	1,104
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (28)	7/3/2024		9.18%	SF+	5.50%	1.50%	7/3/2029	2,446	2,430	2,419
			Secured Debt	(9)	7/3/2024		9.15%	SF+	5.50%	1.50%	7/3/2029	16,464	16,340	16,256
													18,770	18,675
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		11.91%	SF+	8.25%		12/31/2027	8,000	7,917	8,000

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9) (30)	7/30/2021			SF+	5.75%		7/30/2028	—	(5)	—
			Secured Debt	(9)	7/30/2021		9.52%	SF+	5.75%		7/30/2028	6,122	6,089	6,122
			Secured Debt	(9)	7/30/2021		9.52%	SF+	5.75%		7/30/2028	1,897	1,887	1,897
													7,971	8,019
Ignite Visibility LLC	(10)	Digital Marketing Services Agency
			Secured Debt	(9)	12/15/2025		8.41%	SF+	4.75%		12/1/2028	7,931	7,826	7,826
			Secured Debt	(9)	12/15/2025		10.41%	SF+	6.75%		12/1/2028	7,931	7,826	7,826
													15,652	15,652
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Equity	(8)	6/8/2023	422							580	540

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/13/2025		9.70%	SF+	6.00%	4.00%	10/30/2028	1,794	1,794	1,794
			Secured Debt	(9)	7/31/2025		9.70%	SF+	6.00%	9.70%	10/30/2028	4,142	4,142	4,142
			Common Equity		7/31/2025	3,874,040							5,191	3,420
													11,127	9,356
Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt	(30)	2/2/2026						3/31/2028	—	—	—
			Secured Debt		3/31/2023		12.00%				3/31/2028	3,769	3,765	3,769
			Preferred Equity	(8)	3/31/2023	21,840							1,092	2,130
													4,857	5,899
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9) (30)	7/19/2023			SF+	6.25%		7/19/2028	—	(21)	(21)
			Secured Debt	(9)	7/19/2023		9.92%	SF+	6.25%		7/19/2029	16,548	16,411	15,069
			Common Equity		7/19/2023	47,847							239	40
													16,629	15,088
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (28)	4/3/2023		13.27%	SF+	9.50%	1.50%	4/3/2028	737	729	696
			Secured Debt	(9)	4/3/2023		13.27%	SF+	9.50%	1.50%	4/3/2028	6,270	6,205	5,920
			Secured Debt	(9)	6/14/2023		13.27%	SF+	9.50%	1.50%	4/3/2028	1,263	1,249	1,192
			Secured Debt	(9)	12/31/2024		13.27%	SF+	9.50%	1.50%	4/3/2028	291	291	275
			Common Equity		4/3/2023	137,302							358	75
													8,832	8,158
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (28)	12/9/2021		13.77%	SF+	10.00%	13.77%	8/7/2023	2,475	2,475	2,160
			Secured Debt	(9) (14) (17)	8/7/2019		11.02%	SF+	7.00%	11.02%	8/7/2023	7,334	7,254	5
			Common Stock		12/7/2021	2,143							—	—
													9,729	2,165
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9) (28)	8/28/2019		11.32%	SF+	7.50%		3/31/2028	1,556	1,550	1,226
			Secured Debt	(9)	8/28/2019		11.32%	SF+	8.00%	3.32%	3/31/2028	16,945	16,910	13,289
													18,460	14,515
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt		8/2/2021		13.00%				1/31/2028	1,128	1,119	1,119
			Secured Debt		9/1/2021		13.00%				1/31/2028	735	729	729
			Secured Debt		11/15/2021		13.00%				1/31/2028	2,236	2,236	2,236
			Secured Debt		11/15/2021		13.00%				1/31/2028	4,354	4,318	4,318
			Secured Debt		1/31/2023		13.00%				1/31/2028	2,300	2,255	2,255
			Preferred Equity		6/26/2024	178	25.00%			25.00%			178	270
			Preferred Equity		9/26/2025	39	25.00%			25.00%			39	39
			Common Stock		8/3/2021	50,753							689	710
													11,563	11,676

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (14)	4/13/2023		11.27%	SF+	7.50%	8.77%	4/14/2028	2,962	2,828	429
			Common Equity		4/13/2023	186,322							—	—
													2,828	429
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9)	5/20/2024		10.92%	SF+	7.00%		5/17/2029	456	453	386
			Secured Debt	(9) (26)	5/20/2024		9.92%	SF+	6.00%		5/17/2029	2,111	2,086	1,785
			Secured Debt	(9) (26)	5/20/2024		10.92%	SF+	7.00%		5/17/2029	2,111	2,086	1,785
			Secured Debt	(9) (26)	5/20/2024		11.92%	SF+	8.00%		5/17/2029	2,111	2,086	1,785
													6,711	5,741
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		10.84%	SF+	7.00%		6/21/2027	295	292	295
			Secured Debt	(9)	6/30/2025		10.84%	SF+	7.00%		6/21/2027	1,328	1,319	1,327
			Secured Debt	(9) (30)	3/4/2026			SF+	7.00%		6/21/2027	—	—	—
			Secured Debt	(9)	6/21/2023		10.84%	SF+	7.00%		6/21/2027	1,234	1,148	1,234
			Secured Debt	(9)	6/21/2023		10.84%	SF+	7.00%		6/21/2027	1,234	1,148	1,234
			Secured Debt	(9)	6/30/2025		10.84%	SF+	7.00%		6/21/2027	443	440	443
			Secured Debt	(9)	3/4/2026		10.84%	SF+	7.00%		6/21/2027	590	590	590
			Warrants	(8) (27)	6/21/2023	48,327					6/21/2033		523	3,810
													5,460	8,933
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		11.31%	SF+	7.50%		11/4/2026	1,480	1,474	1,480
			Secured Debt	(9) (26)	2/27/2024		11.29%	SF+	7.50%		11/4/2026	1,251	1,246	1,251
			Secured Debt	(9) (26)	11/1/2024		11.18%	SF+	7.50%		11/4/2026	1,333	1,321	1,333
			Secured Debt	(9)	11/8/2021		11.31%	SF+	7.50%		11/4/2026	3,423	3,410	3,423
			Preferred Equity		11/8/2021	5,653,333							216	1,300
													7,667	8,787
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	3/30/2024		11.77%	SF+	8.00%		3/29/2029	1,523	1,523	1,523
			Secured Debt	(9)	3/30/2024		11.77%	SF+	8.00%		3/29/2029	1,137	1,137	1,137
			Common Stock		3/29/2024	4,535,784							166	230
													2,826	2,890
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	2,591	2,581	2,581
			Preferred Equity	(8)	3/28/2022	12,214							1,221	1,221
													3,802	3,802
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (14)	8/25/2025		8.92%	SF+	5.00%	8.92%	6/20/2030	544	544	544
			Secured Debt	(9) (14)	8/25/2025		9.92%	SF+	6.00%	9.92%	6/20/2030	3,043	3,043	720
			Secured Debt	(14)	8/25/2025		15.00%			15.00%	6/20/2030	1,404	517	—
			Common Equity		12/22/2021	140,351							140	—
			Common Equity		8/25/2025	70,000							70	—
													4,314	1,264
LLFlex, LLC	(10)	Provider of Metal-Based Laminates

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	8/16/2021		11.81%	SF+	8.00%	3.00%	12/31/2029	4,718	4,631	3,837

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	4/11/2025		11.17%	SF+	7.50%	2.75%	12/31/2028	20,693	20,401	20,693
			Secured Debt		4/11/2025						12/31/2028	1,380	1,091	1,051
													21,492	21,744
MCT Purchaserco Holding Inc.	(10) (13) (21)	Manufacturer and Distributor of High-Voltage Disconnect Switches
			Secured Debt	(9)	12/1/2025		9.20%	SF+	5.50%		12/2/2030	4,857	4,799	4,799
			Secured Debt	(9)	12/1/2025		9.17%	SF+	5.50%		12/2/2030	21,533	21,332	21,332
			Common Equity		12/1/2025	863,506							619	619
													26,750	26,750
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(30)	10/19/2022						10/19/2026	—	—	—
			Secured Debt		10/19/2022		8.75%				10/19/2027	1,266	1,254	1,266
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			434	434
			Common Stock	(8)	10/19/2022	112,865							113	740
													1,801	2,440
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (30)	4/4/2022			SF+	5.50%		4/3/2028	—	(3)	(3)
			Secured Debt	(9)	11/20/2024		9.27%	SF+	5.50%		4/3/2028	1,325	1,313	1,325
			Secured Debt	(9)	4/4/2022		9.27%	SF+	5.50%		4/3/2028	1,608	1,596	1,608
													2,906	2,930
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (28)	11/30/2023		9.92%	SF+	6.25%		11/30/2028	1,005	990	932
			Secured Debt	(9) (26)	11/30/2023		9.92%	SF+	6.25%		11/30/2028	850	838	788
			Secured Debt	(9)	11/30/2023		8.92%	SF+	5.25%		11/30/2028	3,146	3,106	2,919
			Secured Debt	(9)	11/30/2023		10.92%	SF+	7.25%		11/30/2028	3,146	3,104	2,918
			Common Equity		11/30/2023	342,574							343	150
													8,381	7,707
Mission Critical Group	(10)	Backup Power Generation
			Secured Debt	(9) (30)	4/17/2025			SF+	5.50%		4/17/2030	—	(51)	(51)
			Secured Debt	(9)	4/17/2025		9.17%	SF+	5.50%		4/17/2030	4,090	3,991	4,090
			Secured Debt	(9)	4/17/2025		9.17%	SF+	5.50%		4/17/2030	18,392	18,096	18,392
			Common Equity		6/7/2023	532							532	9,590
													22,568	32,021
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		14.00%				8/19/2029	1,891	1,762	1,762
			Preferred Member Units	(8)	8/19/2024	40,821	12.00%			12.00%			496	580
			Warrants	(27)	8/19/2024	14,842					8/19/2029		148	220
													2,406	2,562
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt	(9)	5/24/2022		10.21%	SF+	6.25%		5/24/2027	1,181	1,176	1,246

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	5/24/2022		10.21%	SF+	6.25%		5/24/2027	3,033	3,019	3,457
			Secured Debt	(9)	5/24/2022		10.21%	SF+	6.25%		5/24/2027	5,152	5,129	5,152
			Secured Debt	(9)	6/25/2025		10.21%	SF+	6.25%		5/24/2027	354	350	350
			Common Stock		8/30/2022	31,980,838							352	154
													10,026	10,359
Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (30)	6/21/2024			SF+	7.25%		12/21/2028	—	(9)	(9)
			Secured Debt	(9)	6/21/2024		11.04%	SF+	7.25%		6/21/2029	11,829	11,602	11,829
			Secured Debt	(9)	5/13/2025		11.04%	SF+	7.25%		6/21/2029	1,345	1,314	1,345
													12,907	13,165
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		9.45%	SF+	5.75%		11/16/2027	1,037	1,031	1,037
			Secured Debt	(9)	4/1/2024		9.45%	SF+	5.75%		11/16/2027	2,881	2,862	2,881
													3,893	3,918
PavCon LLC	(10)	Provider of Predictive Data Analytics to the Department of Defense
			Secured Debt	(9) (30)	1/2/2026			SF+	5.50%		1/2/2031	—	(48)	(48)
			Secured Debt	(9) (30)	1/2/2026			SF+	5.50%		1/2/2031	—	(48)	(48)
			Secured Debt	(9)	1/2/2026		9.46%	SF+	5.50%		1/2/2031	17,500	17,167	17,167
													17,071	17,071
Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	806							1,805	—

PrimeFlight Aviation Services	(10) (13)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		9.16%	SF+	5.50%		5/1/2029	5,835	5,723	5,835
			Secured Debt	(9)	9/7/2023		9.20%	SF+	5.50%		5/1/2029	557	546	557
			Secured Debt	(9)	1/30/2024		9.20%	SF+	5.50%		5/1/2029	560	551	560
			Secured Debt	(9)	6/28/2024		8.95%	SF+	5.25%		5/1/2029	636	630	636
			Secured Debt	(9)	1/21/2025		8.92%	SF+	5.25%		5/1/2029	1,411	1,401	1,411
			Secured Debt	(9)	7/31/2025		8.92%	SF+	5.25%		5/1/2029	1,323	1,313	1,323
			Secured Debt	(9)	11/21/2025		8.41%	SF+	4.75%		5/1/2029	1,080	1,071	1,080
			Secured Debt	(9)	2/4/2026		8.41%	SF+	4.75%		5/1/2029	5,890	5,834	5,890
													17,069	17,292
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (30) (28)	8/24/2023			SF+	5.00%		8/24/2028	—	(28)	—
			Secured Debt	(9)	8/24/2023		8.67%	SF+	5.00%		8/24/2028	9,956	9,807	9,955
			Secured Debt	(9)	9/10/2024		8.65%	SF+	5.00%		8/24/2028	4,906	4,845	4,905
													14,624	14,860
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(30)	8/27/2021						8/31/2029	—	(2)	—
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	4,590	4,569	3,427
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	4,635	4,613	3,320
													9,180	6,747
Royal Cup Inc.	(10)	Coffee Roaster and Beverage Solutions Provider

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	11/26/2025		8.91%	SF+	5.25%		11/26/2030	943	895	933
			Secured Debt	(9) (30)	11/26/2025			SF+	5.25%		11/26/2030	—	(18)	(18)
			Secured Debt	(9) (30)	11/26/2025			SF+	5.25%		11/26/2030	—	(78)	(78)
			Secured Debt	(9)	11/26/2025		8.93%	SF+	5.25%		11/26/2030	11,970	11,805	11,841
			Preferred Equity		11/26/2025	857,143							857	857
													13,461	13,535
Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		9.17%	SF+	5.50%		5/16/2028	3,134	3,041	3,134
			Secured Debt	(9)	7/16/2021		9.20%	SF+	5.50%		5/16/2028	7,474	7,473	7,474
													10,514	10,608
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				3/21/2030	6,070	5,979	6,070
			Common Stock		9/13/2018	17,500							—	670
													5,979	6,740
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (30)	8/8/2024			SF+	5.25%		8/8/2029	—	—	—
			Secured Debt	(9)	8/8/2024		9.02%	SF+	5.25%		8/8/2029	33,214	33,192	33,214
			Secured Debt	(9)	7/31/2025		9.02%	SF+	5.25%		8/8/2029	6,509	6,456	6,509
			Common Equity		12/10/2021	61							61	71
													39,709	39,794
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (28)	7/1/2022		10.84%	SF+	7.00%		7/2/2029	460	449	460
			Secured Debt	(9)	7/1/2022		10.85%	SF+	7.00%		7/2/2029	4,813	4,758	4,812
			Common Stock		7/1/2022	200,000							200	200
													5,407	5,472
TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9) (30)	12/31/2024			SF+	5.50%		12/31/2029	—	(5)	(5)
			Secured Debt	(9) (30)	12/31/2024			SF+	5.50%		12/31/2029	—	(4)	(4)
			Secured Debt	(9)	12/31/2024		9.30%	SF+	5.50%		12/31/2029	2,304	2,279	2,304
													2,270	2,295
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(8) (23)	7/7/2021	1,000,000							1,000	3,100

The Affiliati Network, LLC		Performance Marketing Solutions
			Preferred Stock		9/1/2023	78,227							78	78
			Preferred Stock	(8)	8/9/2021	320,000							1,600	1,600
													1,678	1,678
Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9)	3/11/2024		10.20%	SF+	6.50%		3/11/2029	554	525	554
			Secured Debt	(9)	3/11/2024		10.20%	SF+	6.50%		3/11/2029	12,884	12,619	12,884
			Secured Debt	(9)	2/27/2025		10.20%	SF+	6.50%		3/11/2029	1,649	1,619	1,649
			Secured Debt	(9)	8/5/2025		10.20%	SF+	6.50%		3/11/2029	1,866	1,828	1,866
			Preferred Equity		3/11/2024	522,651	8.00%			8.00%			529	710
													17,120	17,663

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9)	3/18/2026		14.78%	SF+	11.00%	10.00%	5/2/2026	454	454	454
			Secured Debt	(9) (14)	6/1/2023		13.75%	P+	7.00%	7.00%	5/2/2027	6,741	1,783	2,774
			Secured Debt	(14)	6/1/2023						5/2/2027	692	15	—
													2,252	3,228
UBM AcquireCo LLC		Mail Commingling and Logistics Provider
			Secured Debt	(30)	12/20/2025						12/20/2027	—	(22)	(22)
			Secured Debt		12/20/2025		10.00%				12/20/2030	10,700	10,448	10,448
			Common Equity	(8)	12/20/2025	20							2,000	2,000
													12,426	12,426
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	7/29/2024		10.17%	SF+	6.50%		7/27/2029	19,245	18,977	19,239
			Common Equity		7/29/2024	412							412	460
													19,389	19,699
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/7/2026		11.40%	SF+	7.75%	1.75%	4/5/2029	243	238	243
			Secured Debt	(9)	1/11/2023		11.42%	SF+	7.75%	1.75%	4/5/2029	3,012	2,962	3,012
													3,200	3,255
Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(28)	12/22/2023		10.95%	SF+	7.00%		12/22/2028	2,273	2,238	2,273
			Secured Debt	(9)	3/4/2026		10.92%	SF+	7.00%		12/22/2028	1,055	1,029	1,055
			Secured Debt	(9)	12/22/2023		10.96%	SF+	7.00%		12/22/2028	12,219	12,051	12,219
													15,318	15,547
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	769,231							769	2,980

Wash & Wax Systems LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	4/30/2025		9.19%	SF+	5.50%		4/30/2028	44	44	44
			Secured Debt	(9)	4/30/2025		9.17%	SF+	5.50%		4/30/2028	1,022	1,022	1,022
			Secured Debt		4/30/2025		12.00%			12.00%	7/31/2028	735	735	735
			Common Equity		4/30/2025	439							465	190
													2,266	1,991
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	319	308	183
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	55	51	31
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	2,255	2,179	1,295
			Secured Debt	(14)	12/17/2021		12.00%			4.00%	12/17/2026	2,035	1,966	1,169
													4,504	2,678
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (28)	11/19/2021		11.43%	SF+	7.50%		11/19/2027	3,667	3,594	3,667
			Secured Debt	(9)	11/19/2021		11.42%	SF+	7.50%		11/19/2027	2,343	2,328	2,343

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	1/16/2024		10.42%	SF+	6.50%		11/19/2027	9,050	8,989	9,050
			Secured Debt	(9)	1/16/2024		12.42%	SF+	8.50%		11/19/2027	9,050	8,989	9,050
													23,900	24,110
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	1,364	1,355	1,355
			Preferred Equity	(8)	12/12/2022	530							530	530
													1,885	1,885
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		9.54%	SF+	5.75%		12/20/2028	1,161	1,148	1,161
			Secured Debt	(9)	12/17/2021		9.52%	SF+	5.75%		12/20/2028	2,298	2,282	2,298
			Secured Debt	(9)	3/31/2025		9.55%	SF+	5.75%		12/20/2028	602	593	602
													4,023	4,061
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		11.26%	SF+	7.50%		8/9/2027	4,965	4,936	4,222

ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		11.75%	P+	5.00%		6/14/2029	1,080	1,064	1,080
			Secured Debt	(9) (26)	6/14/2024		9.69%	SF+	6.00%		6/14/2029	1,980	1,952	1,980
			Secured Debt	(9)	6/14/2024		9.60%	SF+	6.00%		6/14/2029	807	800	807
			Secured Debt	(9)	6/14/2024		9.69%	SF+	6.00%		6/14/2029	5,769	5,696	5,769
													9,512	9,636
Subtotal Non-Control/Non-Affiliate investments (123.5% of net assets at fair value)													$910,600	$888,782
Total Portfolio Company investments, March 31, 2026 (190.3% of net assets at fair value)													$1,296,530	$1,369,202

Money market funds (included in cash and cash equivalents)
First American Treasury Obligations Fund Class Z	(16)												$7,213	$7,213
Fidelity Government Portfolio Fund Class III	(31)												1,478	1,478
Total money market funds													$8,691	$8,691
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
March 31, 2026
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 97% of the loans (based on the par amount) contain Secured Overnight Financing Rate (“SOFR”) floors which range between 0.75% and 5.25%, with a weighted-average floor of 1.30%.
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
(14)Non-accrual or non-income producing debt investment.
(15)All of the Fund’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)Effective yield as of March 31, 2026 was approximately 3.55% on the First American Treasury Obligations Fund Class Z.
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
(19)Investments may have a portion, or all, of their income received from Paid-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of March 31, 2026.
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
(25)A majority of the variable rate loans in the Investment Portfolio (as defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the federal funds rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of March 31, 2026, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2026.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)Revolving line of credit facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of March 31, 2026.
(29)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(30)The position is unfunded and no interest income is being earned as of March 31, 2026. The position may earn a nominal unused facility fee on committed amounts.
(31)Effective yield as of March 31, 2026 was approximately 3.28% on the Fidelity Government Portfolio Fund Class III.
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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
December 31, 2025
(dollars in thousands)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Equity		11/22/2023	1,863							1,863	1,800
													6,078	6,037
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		7.50%				12/31/2025	75	75	75
			Secured Debt		3/31/2021		10.00%				12/31/2025	868	868	463
			Preferred Member Units		3/31/2021	1,040							330	—
													1,273	538
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		13.88%	SF+	10.00%		4/27/2026	2,989	2,986	2,834
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,459
													5,361	5,293
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt		2/13/2018		14.00%				2/13/2026	315	315	315
			Secured Debt		12/27/2022		14.00%				2/13/2026	4,501	4,500	4,501
			Preferred Stock		2/13/2018	2,100							2,100	4,940
													6,915	9,756
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		10.00%				6/18/2029	140	138	140
			Secured Debt		11/19/2021		10.00%				6/18/2029	3,200	3,177	3,200
			Preferred Equity		11/19/2021	1,486							1,486	2,296
			Preferred Equity	(8)	6/18/2024	767	15.00%			15.00%			938	1,358
													5,739	6,994
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt	(30)	6/30/2025						6/30/2030	—	—	—
			Secured Debt		6/30/2025		12.00%				6/30/2030	16,500	16,208	16,500
			Preferred Equity	(8)	10/29/2021	2,340							2,600	13,660
													18,808	30,160
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(24)	7/31/2015	5.95%							671	193

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (32) (30)	6/24/2016			SF+	7.50%		1/1/2028	—	—	—
			Secured Debt	(9)	11/22/2024		11.38%	SF+	7.50%		1/1/2028	17,632	17,557	17,632
			Member Units	(8)	6/24/2016	2,261							4,423	28,450
			Common Equity	(23)	12/15/2025	133							99	99
													22,079	46,181
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		8.00%				3/31/2026	3,513	3,506	3,513
			Preferred Member Units	(8)	3/31/2021	56							1,225	2,740
													4,731	6,253

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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 97% of the loans (based on the par amount) contain SOFR floors which range between 0.75% and 5.25%, with a weighted-average floor of 1.31%.
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
(14)Non-accrual or non-income producing debt investment.
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
On January 29, 2025, in connection with the MSC Income Listing, the Fund amended and restated its Articles of Amendment and Restatement, as amended, by filing new Articles of Amendment and Restatement of the Fund (the “New Articles”) with the State Department of Assessments and Taxation of the State of Maryland. The New Articles revised the Fund’s charter to, among other things, (i) include a provision that limits the transferability of shares of its common stock outstanding at the time of the MSC Income Listing during the 365-day period following the MSC Income Listing, (ii) reflect an amendment to delete provisions regarding restrictions and requirements applicable to its DRIP (as defined below), (iii) reflect an amendment to delete provisions prohibiting acquisitions of assets in exchange for shares of its common stock and restricting certain transactions between the Fund and the Adviser and its affiliates and (iv) delete certain provisions required by, and remove references to, the NASAA Guidelines in order to conform certain provisions of the Fund’s charter more closely to provisions in the charters of other BDCs whose securities are listed and publicly-traded on a national securities exchange.
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
2.Basis of Presentation
MSC Income’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Fund is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. MSC Income’s results of operations for the three months ended March 31, 2026 and 2025, cash flows for the three months ended March 31, 2026 and 2025 and financial position as of March 31, 2026 and December 31, 2025 are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The accompanying unaudited consolidated financial statements of MSC Income are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Principles of Consolidation
Under ASC 946, MSC Income is precluded from consolidating other entities in which MSC Income has equity investments, including those in which it has a controlling interest, unless the other entity is another investment company. An exception to this general principle in ASC 946 occurs if MSC Income holds a controlling interest in an operating company that provides all or substantially all of its services directly to MSC Income. Accordingly, as noted above, MSC Income’s consolidated financial statements include the financial position and operating results for the Taxable Subsidiaries and the Structured Subsidiaries. MSC Income has determined that none of its portfolio investments qualify for this exception. Therefore, MSC Income’s Investment Portfolio is carried on the Consolidated Balance Sheets at fair value (see Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio below) with any adjustments to fair value recognized as “Net Unrealized Appreciation (Depreciation)” until the investment is realized, usually upon exit, resulting in any gain or loss being recognized as a “Net Realized Gain (Loss),” in both cases, on the Consolidated Statements of Operations.
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
For Private Loan and Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value the investment in a current hypothetical sale using the yield-to-maturity model (“Yield-to-Maturity”) valuation method. For LMM portfolio investments, MSC Income generally reviews external events, including private mergers, sales and acquisitions involving comparable companies, and includes these events in the valuation process by using an enterprise value waterfall (“Waterfall”) valuation method for its LMM equity investments and an income approach using a Yield-to-Maturity valuation method for its LMM debt investments. For Middle Market portfolio investments in debt securities for which it has determined that third-party quotes or other independent prices are available, MSC Income primarily uses quoted prices in the valuation process. MSC Income determines the appropriateness of the use of third-party broker quotes, if any, in determining fair value based on its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer, the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company and other market indices. For its Other Portfolio equity investments, MSC Income generally calculates the fair value of the investment primarily based on the net asset value (“NAV”) of the investment fund and adjusts the fair value for other factors deemed relevant that would affect the fair value of the investment. All of the valuation approaches for MSC Income’s portfolio investments estimate the value of the investment as if MSC Income were to sell, or exit, the investment as of the measurement date.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 15 and 13 Private Loan portfolio companies as of March 31, 2026 and 2025, respectively, representing 30% and 26% of the total Private Loan portfolio at fair value as of March 31, 2026 and 2025, respectively. A total of 60 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm as of the end of a fiscal quarter during the trailing twelve months ended March 31, 2026, representing 83% of the total Private Loan portfolio at fair value as of March 31, 2026. Excluding its investments in Private Loan portfolio companies that, as of March 31, 2026, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment, 97% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2026.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each LMM portfolio company at least once every calendar year, and for MSC Income’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 13 and 12 LMM portfolio companies as of March 31, 2026 and 2025, respectively, representing 30% and 26% of the total LMM portfolio at fair value as of March 31, 2026 and 2025, respectively. A total of 48 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm as of the end of a fiscal quarter during the trailing twelve months ended March 31, 2026, representing 96% of the total LMM portfolio at fair value as of March 31, 2026. Excluding its investments in LMM portfolio companies whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended March 31, 2026.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
For valuation purposes, all of MSC Income’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, MSC Income uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. MSC Income generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (86% and 85% as of March 31, 2026 and December 31, 2025, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) MSC Income has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
For valuation purposes, all of MSC Income’s Other Portfolio investments are non-control investments. MSC Income’s Other Portfolio investments comprised 1.1% and 1.2% of MSC Income’s Investment Portfolio at fair value as of March 31, 2026 and December 31, 2025, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income generally determines the fair value of these investments using the NAV valuation method.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of its executive officers, to serve as the Board of Directors’ valuation designee. MSC Income believes its Investment Portfolio as of March 31, 2026 and December 31, 2025 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2026 and December 31, 2025, the Fund had $8.7 million and $11.1 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Fund’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of March 31, 2026 and December 31, 2025, cash balances totaling $5.9 million and $8.5 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Fund to risk related to the uninsured balance.
4.Interest, Dividend and Fee Income
MSC Income records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. MSC Income evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if MSC Income otherwise does not expect the debtor to be able to service its debt obligation, MSC Income will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is sold or written off, MSC Income removes it from non-accrual status. Generally, any interest payments received for investments on non-accrual status reduce the cost basis of the investment and are not recorded as income.
As of March 31, 2026, investments on non-accrual status were $15.1 million at fair value and $55.0 million at cost and comprised 1.1% and 4.2% of MSC Income’s total Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, investments on non-accrual status were $13.7 million at fair value and $49.0 million at cost and comprised 1.0% and 3.9% of MSC Income’s total Investment Portfolio at fair value and cost, respectively.
MSC Income holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.8. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the PIK interest and cumulative dividends in cash. MSC Income stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2026 and 2025, (i) 7.3% and 5.8%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.8% and 0.2%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash.

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
A presentation of total investment income MSC Income earned from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Interest, dividend and fee income:
Interest income	$29,379	$27,424
Dividend income	3,538	5,142
Fee income	1,170	661
Total investment income	$34,087	$33,227
5.Deferred Financing Costs
Deferred financing costs include commitment fees and other direct costs incurred in connection with arranging MSC Income’s borrowings. Deferred financing costs incurred in connection with the Credit Facilities (as defined in Note D — Debt) are capitalized as an asset. Deferred financing costs incurred in connection with the October 2026 Notes and the May 2029 Notes (as defined in Note D — Debt) are reflected as a direct deduction from the principal amount outstanding.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
To maintain RIC tax treatment (see Note B.8. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the interest income. For the three months ended March 31, 2026 and 2025, 2.6% and 2.3%, respectively, of MSC Income’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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
MSC Income’s debt instruments, including all revolving and term debt, are accounted for on a historical cost basis as applicable under U.S. GAAP. As also required under U.S. GAAP, MSC Income discloses the estimated fair value of its debt obligations in Note D — Debt. To estimate the fair value of MSC Income’s October 2026 Notes and May 2029 Notes as disclosed in Note D — Debt, MSC Income uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security. The inputs used to value MSC Income’s debt instruments for purposes of the fair value estimate disclosures in Note D — Debt are considered to be Level 2 according to the ASC 820 fair value hierarchy.
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
As of March 31, 2026 and December 31, 2025, all of MSC Income’s Private Loan portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Private Loan portfolio investments were categorized as Level 3 as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, all of MSC Income’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s LMM portfolio investments were categorized as Level 3 as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, MSC Income’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Middle Market portfolio investments were categorized as Level 3 as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, all of MSC Income’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s Other Portfolio investments were categorized as Level 3 as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A summary of the significant unobservable inputs used in the fair value measurement of MSC Income’s Level 3 portfolio investments as of March 31, 2026 and December 31, 2025 is as follows:

Type of Investment	Fair Value as of March 31, 2026 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)	Weighted-Average (3)(4)	Median (3)
Equity investments	$317,983	Discounted cash flow	WACC	11.4% - 22.3%	14.6%	15.1%
		Market comparable / Enterprise value	EBITDA multiple (1)	5.0x - 9.0x (2)	7.3x	7.0x
Debt investments	$1,046,617	Discounted cash flow	Risk adjusted discount rate (5)	7.5% - 18.0% (2)	12.2%	11.3%
			Expected principal recovery percentage	0.1% - 500.0%	99.9%	100.0%
Debt investments	$4,602	Market approach	Third-party quote	14.5 - 61.4	44.7	41.2
Total Level 3 investments	$1,369,202
_____________________
(1)EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 13.5x and the range for risk adjusted discount rate is 5.4% - 32.6%.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A summary of changes in the fair value of MSC Income’s Level 3 portfolio investments for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

Type of Investment	Fair Value as of December 31, 2025	Transfers Into (Out of) Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of March 31, 2026
Debt	$1,017,495	$—	$(33,081)	$75,643	$(656)	$(8,162)	$(20)	$1,051,219
Equity	310,102	—	(8,470)	2,516	676	5,449	20	310,293
Equity Warrant	7,790	—	—	—	—	(100)	—	7,690
	$1,335,387	$—	$(41,551)	$78,159	$20	$(2,813)	$—	$1,369,202
______________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2024	Transfers Into (Out of) Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of March 31, 2025
Debt	$895,676	$—	$(74,862)	$144,667	$23,520	$(7,955)	$(11,612)	$969,434
Equity	277,553	—	(6,617)	1,397	(2,289)	4,295	11,612	285,951
Equity Warrant	4,278	—	—	—	—	1,190	—	5,468
	$1,177,507	$—	$(81,479)	$146,064	$21,231	$(2,470)	$—	$1,260,853
_____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
As of March 31, 2026 and December 31, 2025, MSC Income’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
March 31, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$823,061	$—	$—	$823,061
LMM portfolio investments	507,583	—	—	507,583
Middle Market portfolio investments	22,995	—	—	22,995
Other Portfolio investments	15,563	—	—	15,563
Total investments	$1,369,202	$—	$—	$1,369,202

		Fair Value Measurements
		(in thousands)
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$808,957	$—	$—	$808,957
LMM portfolio investments	487,593	—	—	487,593
Middle Market portfolio investments	23,307	—	—	23,307
Other Portfolio investments	15,530	—	—	15,530
Total investments	$1,335,387	$—	$—	$1,335,387
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
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three months ended March 31, 2026 and 2025, MSC Income did not record investment income from any single portfolio company in excess of 10% of total investment income.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A summary of MSC Income’s Private Loan and LMM portfolio investments as of March 31, 2026 and December 31, 2025 is as follows (this information excludes Middle Market and Other Portfolio investments, which are discussed further below):

	March 31, 2026
	Private Loan	LMM (a)

	(dollars in millions)
Number of portfolio companies	80	55
Fair value	$823.1	$507.6
Cost	$843.1	$399.7
Debt investments as a % of portfolio (at cost)	93.1%	71.3%
Equity investments as a % of portfolio (at cost)	6.9%	28.7%
% of debt investments at cost secured by first priority lien	99.5%	99.9%
Weighted-average annual effective yield (b)	10.5%	12.6%
Average EBITDA (c)	$30.6	$12.1
___________________
(a)As of March 31, 2026, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 8%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of March 31, 2026, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of March 31, 2026. The weighted-average annual effective yield on MSC Income’s debt portfolio as of March 31, 2026, including debt investments on non-accrual status, was 10.1% for its Private Loan portfolio investments and 11.9% for its LMM portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on their investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
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
___________________
(a)As of December 31, 2025, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 8%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2025. The weighted-average annual effective yield on MSC Income’s debt portfolio as of December 31, 2025, including debt investments on non-accrual status, was 10.3% for its Private Loan portfolio investments and 11.7% for its LMM portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on their investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
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
For the three months ended March 31, 2026 and 2025, MSC Income achieved an annualized total return on investments of 9.8% and 10.6%, respectively. For the year ended December 31, 2025, MSC Income achieved a total return on investments of 13.9%. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. MSC Income’s total return on investments is not reflective of what an investor in shares of MSC Income’s common stock will realize on their investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
As of March 31, 2026, MSC Income had Middle Market portfolio investments in eight portfolio companies, collectively totaling $23.0 million in fair value and $40.3 million in cost basis, which comprised 1.7% and 3.1% of MSC Income’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, MSC Income had Middle Market Portfolio investments in eight portfolio companies, collectively totaling $23.3 million in fair value and $39.8 million in cost basis, which comprised 1.7% and 3.2% of MSC Income’s Investment Portfolio at fair value and cost, respectively.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
As of March 31, 2026, MSC Income had Other Portfolio investments in seven entities, spread across four investment managers, collectively totaling $15.6 million in fair value and $13.4 million in cost basis, which comprised 1.1% and 1.0% of MSC Income’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $15.5 million in fair value and $13.7 million in cost basis, which comprised 1.2% and 1.1% of MSC Income’s Investment Portfolio at fair value and cost, respectively.
The composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of March 31, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments, which are discussed above):

Cost:	March 31, 2026	December 31, 2025
First lien debt	85.6%	85.1%
Equity	13.9	14.7
Second lien debt	0.3	—
Equity warrants	0.2	0.2
Other	—	—
	100.0%	100.0%

Fair Value:	March 31, 2026	December 31, 2025
First lien debt	77.3%	77.1%
Equity	21.8	22.3
Second lien debt	0.3	—
Equity warrants	0.6	0.6
Other	—	—
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income’s Private Loan, LMM and Middle Market portfolio companies are located primarily in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the U.S. and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of March 31, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments):

Cost:	March 31, 2026	December 31, 2025
West	22.0%	22.0%
Midwest	20.6	20.9
Southeast	19.2	18.5
Southwest	18.9	19.4
Northeast	15.3	15.1
Canada	3.1	3.1
Other Non-U.S.	0.9	1.0
	100.0%	100.0%

Fair Value:	March 31, 2026	December 31, 2025
West	22.3%	22.3%
Southwest	21.3	21.8
Midwest	21.2	21.2
Southeast	17.0	16.5
Northeast	14.3	14.3
Canada	3.0	2.9
Other Non-U.S.	0.9	1.0
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value, as of March 31, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments):

Cost:	March 31, 2026	December 31, 2025
Electrical Equipment	9.9%	9.5%
Machinery	6.5	6.9
Commercial Services & Supplies	5.8	7.4
Professional Services	5.7	5.9
Construction & Engineering	4.9	5.0
Aerospace & Defense	4.6	2.2
Distributors	4.5	4.5
Diversified Consumer Services	4.4	4.6
IT Services	4.3	4.4
Internet Software & Services	4.2	4.4
Containers & Packaging	4.1	4.2
Health Care Providers & Services	3.4	3.4
Chemicals	3.1	3.2
Leisure Equipment & Products	3.1	3.1
Auto Components	2.7	2.8
Hotels, Restaurants & Leisure	2.6	2.7
Textiles, Apparel & Luxury Goods	2.4	2.5
Air Freight & Logistics	2.3	1.9
Specialty Retail	2.3	2.3
Communications Equipment	2.2	2.2
Computers & Peripherals	1.9	1.8
Software	1.6	1.6
Marine	1.5	1.5
Energy Equipment & Services	1.5	1.5
Internet & Catalog Retail	1.4	1.4
Trading Companies & Distributors	1.3	1.4
Media	1.3	1.0
Food & Staples Retailing	1.2	1.2
Household Products	1.2	1.3
Beverages	1.0	1.0
Diversified Financial Services	1.0	1.0
Other (1)	2.1	2.2
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually representing less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	March 31, 2026	December 31, 2025
Electrical Equipment	10.7%	9.8%
Machinery	7.8	8.0
Professional Services	5.6	5.8
Construction & Engineering	5.5	5.8
Distributors	5.3	5.3
Diversified Consumer Services	4.8	5.0
Commercial Services & Supplies	4.7	6.6
IT Services	4.5	4.7
Aerospace & Defense	4.4	2.1
Containers & Packaging	4.4	4.5
Computers & Peripherals	3.6	3.5
Internet Software & Services	3.3	3.5
Chemicals	2.9	3.0
Health Care Providers & Services	2.9	3.0
Auto Components	2.8	2.7
Textiles, Apparel & Luxury Goods	2.4	2.5
Leisure Equipment & Products	2.3	2.4
Air Freight & Logistics	2.2	1.8
Communications Equipment	2.1	2.1
Specialty Retail	2.1	2.2
Software	2.0	2.0
Energy Equipment & Services	1.4	1.5
Media	1.4	1.0
Marine	1.4	1.4
Trading Companies & Distributors	1.2	1.3
Household Products	1.2	1.3
Hotels, Restaurants & Leisure	1.1	1.4
Beverages	1.0	0.9
Food & Staples Retailing	1.0	1.0
Diversified Financial Services	1.0	1.0
Other (1)	3.0	2.9
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually representing less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
As of March 31, 2026 and December 31, 2025, MSC Income had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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
As of March 31, 2026 and December 31, 2025, MSC Income had no single investment that qualified as a significant subsidiary under either the investment or income tests.
NOTE D — DEBT
A summary of MSC Income’s debt as of March 31, 2026 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)

	(in thousands)
SPV Facility	$267,000	$—	$267,000	$267,000
Corporate Facility	83,000	—	83,000	83,000
Main Street Facility	—	—	—	—
October 2026 Notes	150,000	(174)	149,826	147,617
May 2029 Notes	150,000	(726)	149,274	149,362
Total Debt	$650,000	$(900)	$649,100	$646,979
_________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the unamortized debt issuance costs related to the October 2026 Notes and May 2029 Notes are reflected as contra-liabilities to the October 2026 Notes and May 2029, respectively, on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt is shown as if MSC Income had adopted the fair value option under ASC 825, Financial Instruments (“ASC 825”). See discussion of the methods used to estimate the fair value of MSC Income’s debt in Note B.10. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A summary of MSC Income’s debt as of December 31, 2025 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)

	(in thousands)
SPV Facility	$244,000	$—	$244,000	$244,000
Corporate Facility	209,000	—	209,000	209,000
October 2026 Notes	150,000	(249)	149,751	146,936
Total Debt	$603,000	$(249)	$602,751	$599,936
___________________
(1)The unamortized debt issuance costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the unamortized debt issuance costs related to the October 2026 Notes are reflected as a contra-liability to the October 2026 Notes on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt is shown as if MSC Income had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of MSC Income’s debt in Note B.10. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
A summary of MSC Income’s interest expense for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
SPV Facility	$3,937	$4,796
Corporate Facility	2,843	1,857
Main Street Facility	63	—
October 2026 Notes	1,590	1,590
May 2029 Notes	487	—
Total Interest Expense	$8,920	$8,243
A summary of MSC Income’s weighted-average amount of total borrowings outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs, original issuance discounts and premiums and fees on unused lender commitments for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

	(dollars in millions)
Weighted-average borrowings outstanding	$625.9	$511.8
Weighted-average effective interest rate	5.7%	6.4%

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
As of March 31, 2026, the SPV Facility included (i) total commitments of $300.0 million, (ii) an accordion feature with the right to request an increase of total commitments and borrowing availability up to $450.0 million and (iii) a revolving period through February 2029 and a final maturity date in February 2030. As of March 31, 2026, advances under the SPV Facility bore interest at a rate equal to the applicable SOFR in effect, plus a margin of 2.20%. MSIF Funding also pays a commitment fee of 0.75% on the average daily unused amount of the financing commitments until February 2029. The SPV Facility is secured by a first lien on the assets of MSIF Funding. Borrowing availability under the SPV Facility is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
As of March 31, 2026, the interest rate for borrowings on the SPV Facility was 5.86%. The average interest rate for borrowings under the SPV Facility was 5.86% and 7.24% for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, MSC Income was in compliance with all financial covenants of the SPV Facility.
Corporate Facility
MSC Income maintains a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “Corporate Facility”) with EverBank, as administrative agent, and with EverBank and other financial institutions as lenders.
As of March 31, 2026, the Corporate Facility included (i) total commitments of $245.0 million from a diversified group of seven lenders, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $300.0 million of total commitments and (iii) a revolving period through November 2028 and a final maturity date in May 2029, with two one-year extension options subject to lender approval.
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
As of March 31, 2026, the interest rate for borrowings on the Corporate Facility was 5.72%. The average interest rate for borrowings under the Corporate Facility was 5.74% and 6.38% for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, MSC Income was in compliance with all financial covenants of the Corporate Facility.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Main Street Facility
On February 26, 2026, Main Street provided MSC Income with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note (as amended, restated or otherwise modified, the “Main Street Facility” and, together with the SPV Facility and the Corporate Facility, the “Credit Facilities”), which currently provides for borrowings up to $30.0 million. Borrowings under the Main Street Facility bear interest at a rate of SOFR plus 4.5%, subject to a 2.0% SOFR floor and mature in December 2029. Available borrowings under the Main Street Facility are subject to a 0.25% non-use fee. The borrowings under the Main Street Facility are unsecured. As of March 31, 2026, there were no borrowings outstanding under the Main Street Facility.
October 2026 Notes
Pursuant to a Master Note Purchase Agreement dated October 22, 2021 (the “October 2026 Note Purchase Agreement”), MSC Income issued $77.5 million in aggregate principal amount of 4.04% Series A Senior Notes due 2026 (the “October 2026 Notes”) upon entering into the October 2026 Note Purchase Agreement and an additional $72.5 million aggregate principal amount on January 21, 2022. The October 2026 Notes bear a fixed interest rate of 4.04% per year and mature on October 30, 2026, unless redeemed, purchased or prepaid prior to such date by the Fund in accordance with their terms.
Interest on the October 2026 Notes is due semiannually on April 30 and October 30 of each year. The October 2026 Notes may be redeemed in whole or in part at any time at MSC Income’s option subject to certain make-whole provisions. In addition, MSC Income is obligated to offer to prepay the October 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. In the event that a Below Investment Grade Event (as defined in the October 2026 Note Purchase Agreement) occurs, the October 2026 Notes will bear interest at a fixed rate of 5.04% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event ends. The October 2026 Notes are general unsecured obligations of MSIF and its subsidiary guarantors that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by MSIF and its subsidiary guarantors.
The October 2026 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of MSIF or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of March 31, 2026, MSC Income was in compliance with all covenants and other requirements of the October 2026 Notes.
May 2029 Notes
Pursuant to a Master Note Purchase Agreement dated March 12, 2026 (the “May 2029 Note Purchase Agreement”), MSC Income issued $150.0 million in aggregate principal amount of 6.34% Series A Senior Notes due 2029 (the “May 2029 Notes”). The May 2029 Notes bear a fixed interest rate of 6.34% per year and mature on May 31, 2029, unless redeemed, purchased or prepaid prior to such date by the Fund in accordance with their terms.
Interest on the May 2029 Notes is due semiannually on November 30 and May 31 of each year, beginning on November 30, 2026. The May 2029 Notes may be redeemed in whole or in part at any time at MSC Income’s option subject to certain make-whole provisions. In addition, MSC Income is obligated to offer to prepay the May 2029 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. In the event of a Below Investment Grade Event, a Secured Debt Ratio Event and/or an Unsecured Debt Coverage Ratio Event (each as defined in the May 2029 Note Purchase Agreement), the May 2029 Notes will bear interest at an increased rate from the date of the occurrence of the Below Investment Grade Event, Secured Debt Ratio Event and/or Unsecured Debt Coverage Ratio Event to and until the date on which the Below Investment Grade Event, Secured Debt Ratio Event and/or Unsecured Debt Coverage Ratio Event ends. The May 2029 Notes are general unsecured obligations of MSIF and its subsidiary guarantors that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by MSIF and its subsidiary guarantors.
The May 2029 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
covenant, cross-default under other indebtedness of MSIF or subsidiary guarantors subject to a cure pass-through, certain judgments and orders and certain events of bankruptcy. As of March 31, 2026, MSC Income was in compliance with all covenants and other requirements of the May 2029 Notes.
NOTE E — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of MSC Income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Per Share Data:	2026	2025
NAV as of the beginning of the period	$15.85	$15.53
Net investment income (1)	0.35	0.35
Net realized loss (1)(2)	(0.01)	(0.47)
Net unrealized appreciation (depreciation) (1)(2)	(0.05)	0.42
Income tax benefit (provision) on net realized loss and net unrealized appreciation (depreciation) (1)(2)	—	0.06
Net increase in net assets resulting from operations (1)	0.29	0.36
Dividends paid from net investment income (3)	(0.36)	(0.36)
Distributions paid or accrued (3)	(0.36)	(0.36)
Accretive effect of stock repurchases (repurchasing shares below NAV per share)	0.08	—
Dilutive effect of stock offerings (issuing shares below NAV per share)	—	(0.16)
Other (4)	0.01	(0.02)
NAV as of the end of the period	$15.87	$15.35
Market value as of the end of the period	$12.18	$16.47
Shares outstanding as of the end of the period	45,345,229	46,849,531
________________
(1)Based on weighted-average number of common shares outstanding for the period.
(2)Net realized gains or losses, net unrealized appreciation or depreciation, and the related income tax provision or benefit can fluctuate significantly from period to period.
(3)MSIF’s taxable income for each period is an estimate and will not be finally determined until MSIF files its tax return for each year. As a result, the tax character of MSIF’s dividends and distributions for each period is also an estimate. Therefore, the final tax character of MSIF’s dividends and distributions may be different than this estimate.
(4)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
NAV as of the end of the period	$719,528	$718,940
Average NAV	$729,094	$671,922
Average outstanding debt	$628,500	$517,938

Ratios to average NAV:
Ratio of total expenses, including tax expenses, to average NAV (1)(2)(3)(6)	2.47%	2.24%
Ratio of operating expenses to average NAV (2)(3)(6)	2.31%	2.45%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)(6)	1.09%	1.22%
Ratio of operating expenses, excluding interest expense and incentive fees, net of waivers, to average NAV (2)(3)(6)	0.88%	0.92%
Ratio of net investment income to average NAV (2)(6)	2.23%	2.34%
Portfolio turnover ratio (2)	3.00%	5.02%
Total investment return (2)(4)	(4.73)%	8.47%
Total return based on change in NAV (2)(5)	1.79%	2.54%
_______________
(1)Total expenses are the sum of operating expenses and all tax expenses.
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, base management fees, incentive fees and general and administrative expenses.
(4)For the three months ended March 31, 2026, total investment return is based on the purchase of stock at the current market price on January 1, 2026 and a sale at the current market price on March 31, 2026 and assumes reinvestment of dividends at prices obtained by MSC Income’s DRIP during the period. For the three months ended March 31, 2025, total investment return is based on the purchase of stock in the MSC Income Offering at the public offering price of $15.53 and a sale at the market price on March 31, 2025 and assumes reinvestment of dividends at prices obtained by MSC Income’s DRIP during the period. The return does not reflect any sales load that may be paid by an investor.
(5)Total return based on change in NAV was calculated using the sum of ending NAV plus dividends to stockholders and other non-operating changes during the period, divided by the beginning NAV. Non-operating changes include any items that affect NAV other than the net increase in net assets resulting from operations, such as the effects of stock offerings, shares issued under the DRIP, shares repurchased by the Fund and other miscellaneous items.
(6)Ratios are net of the waiver of incentive fee on income of $1.0 million for the three months ended March 31, 2026. There was no waiver of incentive fee on income for the three months ended March 31, 2025. Excluding the waiver of incentive fee on income, the expense and income ratios are as follows:

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Three Months Ended March 31,
2026

Ratio of total expenses, including tax expenses, to average NAV(1)(2)(3)	2.60%
Ratio of operating expenses to average NAV(2)(3)	2.45%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	1.22%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)	0.89%
Ratio of net investment income to average NAV (2)	2.09%
________________
See footnotes (1), (2) and (3) immediately prior to this table.
NOTE F — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
MSC Income currently pays regular dividends to its stockholders and periodically pays supplemental dividends to its stockholders. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis.
A summary of dividends accrued during the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands, except per share amounts)
Regular dividends per share	$0.35	$0.35
Supplemental dividends per share	0.01	0.01
Total dividends per share	$0.36	$0.36

Total regular dividends	$15,871	$16,397
Total supplemental dividends	453	469
Total dividends	$16,324	$16,866
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

	(estimated, in thousands)
Net increase in net assets resulting from operations	$13,223	$15,875
Net unrealized (appreciation) depreciation	2,643	(18,783)
Income tax (benefit) provision	1,134	(1,370)
Pre-tax book (income) loss not consolidated for tax purposes	(1,873)	275
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(2,624)	19,424
Estimated taxable income (1)	12,503	15,421
Taxable income earned in prior year and carried forward for distribution in current year	14,984	20,348
Taxable income earned prior to period end and carried forward for distribution next period	(27,487)	(35,769)
Dividend payable as of period end and paid in the following period	16,324	16,866
Total distributions accrued or paid to common stockholders	$16,324	$16,866
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The income tax provision for MSC Income is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes relating to net currently taxable activity relating to the portfolio investments held in the Taxable Subsidiaries and excise taxes on MSC Income’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income’s Consolidated Statements of Operations. MSC Income’s provision for income taxes was comprised of the following for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net investment income taxes
Current tax expense:
Federal	$164	$53
State and other	124	239
Excise	50	192
Total current tax expense	338	484

Deferred tax expense (benefit):
Federal	1,349	348
State and other	(681)	210
Total deferred tax expense	668	558

Total net investment income tax provision	$1,006	$1,042

Investment valuation related taxes
Deferred tax expense (benefit):
Federal	(90)	(1,962)
State and other	218	(450)
Total deferred tax expense (benefit)	128	(2,412)

Total investment valuation related income tax provision (benefit)	$128	$(2,412)

Total income tax provision (benefit)	$1,134	$(1,370)
The net deferred tax liability as of March 31, 2026 and December 31, 2025 was $5.8 million and $5.0 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. As of March 31, 2026, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward, which is not subject to expiration and will carryforward indefinitely until utilized. The Taxable Subsidiaries have net capital loss carryforwards from prior years which, if unused, will expire in various taxable years 2029 through 2031. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period. In addition, as of March 31, 2026, for U.S. federal income tax purposes, MSIF had net capital loss carryforwards totaling $5.1 million available to offset future capital gains at the RIC level in any taxable year, to the extent available and permitted by U.S. federal income tax law, which are not subject to expiration as long as MSIF maintains its RIC status.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE G — SHARE REPURCHASES
Following the MSC Income Listing, the Fund entered into a share repurchase plan (the “10b5-1 Repurchase Plan”) to repurchase up to $65.0 million in the aggregate of shares of the Fund’s common stock in the open market for a twelve-month period beginning in March 2025, at times when the market price per share of the Fund’s common stock traded below the most recently reported NAV per share of the Fund’s common stock by certain pre-determined levels (including any updates, corrections or adjustments publicly announced by the Fund to any previously announced NAV per share). The repurchases of shares of the Fund’s common stock pursuant to the 10b5-1 Repurchase Plan were intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act and were otherwise subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances. The 10b5-1 Repurchase Plan expired in March 2026 in accordance with its terms.
Following the MSC Income Listing, Main Street also entered into a share purchase plan (the “Main Street Share Purchase Plan”) to purchase up to $20.0 million in the aggregate of shares of the Fund’s common stock in the open market for a twelve-month period beginning in March 2025, with terms and conditions substantially similar to the Fund’s 10b5-1 Repurchase Plan for shares of the Fund’s common stock, and daily purchases under the two plans were split pro rata (or as close thereto as reasonably possible) between the Fund and Main Street based on the respective plan sizes. The Main Street Share Purchase Plan expired in March 2026 in accordance with its terms.
A summary of the shares repurchased by the Fund under the 10b5-1 Repurchase Plan during the three months ended March 31, 2026 is as follows:

Period	Total number of shares repurchased	Average price paid per share (1)	Total cost (1)	Total number of shares repurchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be repurchased under the plans or programs

	(in thousands, except share and per share amounts)
January 1 through January 31, 2026	160,107	$13.36	$2,139	160,107	$51,240
February 1 through February 28, 2026	436,407	12.70	5,542	436,407	45,706
March 1 through March 31, 2026 (2)	646,865	12.90	8,343	646,865	—
___________________
(1)Includes broker commissions.
(2)The 10b5-1 Repurchase Plan expired on March 31, 2026; upon expiration, $37.4 million of the total $65 million amount authorized to be repurchased under the 10b5-1 Repurchase Plan expired without being utilized.
NOTE H — DIVIDEND REINVESTMENT PLAN
The Fund’s dividend reinvestment plan (as amended, the “DRIP”) provides for the reinvestment of dividends on behalf of the Fund’s registered stockholders who hold their shares with the Fund’s transfer agent and registrar, or certain brokerage firms that have elected to participate in the DRIP, unless a stockholder has elected to receive dividends in cash. As a result, if the Fund declares a cash dividend, its registered stockholders (or stockholders holding shares through participating brokerage firms) who have not properly “opted out” of the DRIP will have their cash dividend automatically reinvested into additional shares of the Fund’s common stock. The share requirements of the DRIP may be satisfied through the issuance of new shares of common stock, or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of the Fund’s common stock reported on the NYSE on the trading day immediately preceding the dividend payment date for each dividend. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. The DRIP is administered by the Fund’s transfer agent.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Summarized DRIP information for the three months ended March 31, 2026 and March 31, 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Value of shares issued in DRIP participation	$—	$4,496
Shares issued for DRIP	—	284,173
During the three months ended March 31, 2026, 181,665 shares of MSC Income’s stock were purchased in the open market at a weighted-average price of $12.95 to satisfy the requirements of the stockholders of the Fund participating in the DRIP. The value of the DRIP shares purchased in the open market was $2.4 million and is excluded from the table above.

NOTE I — COMMITMENTS AND CONTINGENCIES
As of March 31, 2026, MSC Income had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	Amount

HPEP 3, L.P.	$1,308
423 AER II, LP	147
Brightwood Capital Fund III, LP	22

Total Equity Commitments (1)	$1,477

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Royal Cup Inc.	$16,200
Core Transformers	15,000
PavCon LLC	7,500
AGS American Glass Services Acquisition, LLC	7,350
Mission Critical Group	6,790
Airo Purchaser, Inc.	6,393
South Coast Terminals Holdings, LLC	4,460
Winter Services LLC	3,278
Rug Doctor, LLC.	3,116
Auria Space, LLC	2,586
CRC Evans USA Bidco, Inc.	2,500
Electro Technical Industries, LLC	2,238
Richardson Sales Solutions	1,964
GradeEight Corp.	1,929
KMS, LLC	1,764
SI East, LLC	1,750
Insight Borrower Corporation	1,691
IG Parent Corporation	1,667
Creative Foam Corporation	1,562

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

CQ Fluency, LLC	1,500
Behavior Development Group Holdings	1,500
MCT Purchaserco Holding Inc.	1,329
American Health Staffing Group, Inc.	1,250
TEC Services, LLC	1,167
Chamberlin Holding LLC	1,000
Infinity X1 Holdings, LLC	1,000
UBM AcquireCo LLC	1,000
Garyline, LLC	901
Hawk Ridge Systems, LLC	895
AVEX Aviation Holdings, LLC	876
B-O-F Corporation	840
Titan Meter Midco Corp.	830
IG Investor, LLC	800
Cody Pools, Inc.	786
Direct Marketing Solutions, Inc.	750
ZRG Partners, LLC	660
Computer Data Source, LLC	618
Centre Technologies Holdings, LLC	600
Bond Brand Loyalty ULC	540
SPAU Holdings, LLC	540
Obra Capital, Inc.	521
Coregistics Buyer LLC	513
Microbe Formulas, LLC	434
Colonial Electric Company LLC	400
Pinnacle TopCo, LLC	400
Roof Opco, LLC	389
Escalent, Inc.	349
Channel Partners Intermediateco, LLC	324
Clad-Rex Steel, LLC	300
Career Team Holdings, LLC	300
ITA Holdings Group, LLC	295
Victory Energy Operations, LLC	208
CenterPeak Holdings, LLC	200
ArborWorks, LLC	187
Implus Footcare, LLC	143
Mini Melts of America, LLC	120
ATS Operating, LLC	100
Bluestem Brands, Inc.	93
Wash & Wax Systems LLC	22

Total Loan Commitments	$114,418

Total Commitments	$115,895
____________________

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
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
MSC Income will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of March 31, 2026.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
For this purpose, “Pre-Incentive Fee Net Investment Income” meant interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that MSC Income receives from portfolio companies) accrued during the calendar quarter, minus MSC Income’s operating expenses for the quarter (including the management fee, expenses payable under any proposed administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding taxes and the incentive fee). Pre-Incentive Fee Net Investment Income included, in the case of investments with a deferred interest feature (such as original issue discount debt instruments and PIK interest and zero coupon securities), accrued income that MSC Income had not yet received in cash. Pre-Incentive Fee Net Investment Income did not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital meant cumulative gross proceeds generated from sales of MSC Income’s common stock (including proceeds from MSC Income’s DRIP) reduced for non-liquidating distributions, other than distributions of profits, paid to MSC Income’s stockholders and amounts paid for share repurchases pursuant to MSC Income’s share repurchase program. The subordinated incentive fee on income was expensed in the quarter in which it was incurred.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Advisory Agreement (post-MSC Income Listing)
Effective on the date of the MSC Income Listing and pursuant to the Advisory Agreement, MSC Income pays the Adviser a base management fee and incentive fees as compensation for investment management services under the Advisory Agreement. The base management fee is calculated at an annual rate of 1.5% of the Fund’s average total assets (including cash and cash equivalents), payable quarterly in arrears, and is calculated based on the average value of the Fund’s total assets (including cash and cash equivalents) at the end of the two most recently completed calendar quarters. The determination of total assets reflects changes in the fair value of portfolio investments reflecting both unrealized appreciation and unrealized depreciation. All or any part of base management fee not taken as to any quarter is deferred without interest and may be taken in such other quarter as the Adviser shall determine, unless the Adviser permanently waives in writing receipt of such base management fee, in which event the Fund shall forever be relieved of the obligation to pay such base management fee for such quarter. The base management fee for any partial quarter is appropriately pro-rated.
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
The Fund accrues the incentive fee on capital gains on a quarterly basis by following a formula consistent with the cash payment formula required under the Advisory Agreement above. However, in addition to the Fund’s net realized capital gains and unrealized losses (or fair value depreciation) (in part (a) of the formula above), the Fund’s unrealized capital gains (or fair value appreciation) (net of any related income tax expense) on a cumulative basis from the date of the MSC Income Listing are also included in the calculation. If the calculation results in an increase in the accrual compared to the previous quarter, the Fund records an increase to the capital gains incentive fee accrual. If the calculation results in a decrease to the estimated incentive fee on capital gains when compared to the previous quarter, the accrual for the incentive fee on capital gains is reduced to the extent of such decrease. For the first quarter of 2026, such calculation resulted in a reduction to the capital gains incentive fee accrual from $2.8 million as of December 31, 2025 to $2.1 million as of March 31, 2026. As such, the Fund reduced the accrual on the capital gains incentive fee by $0.6 million. However, as of March 31, 2026 no capital gains incentive fees were currently contractually payable.
A summary of MSC Income’s base management fee, subordinated incentive fee on income, waiver of the subordinated incentive fee on income and incentive fee on capital gains for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Base management fee	$5,225	$4,972
Incentive fee on income	3,099	2,023
Waiver of incentive fee on income	(985)	—
Incentive fee on capital gains	(638)	—

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
4.Other Related Party Transactions
A summary of Main Street’s purchases of shares of MSC Income’s common stock, each of which was purchased pursuant to the Main Street Share Purchase Plan, during the three months ended March 31, 2026 is as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total cost (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

	(in thousands, except shares and per share amounts)
January 1 through January 31, 2026	49,261	$13.36	$658	49,261	$15,766
February 1 through February 28, 2026	134,278	12.70	1,705	134,278	14,063
March 1 through March 31, 2026 (2)	199,046	12.90	2,567	199,046	—
___________________
(1)Includes broker commissions.
(2)The Main Street Share Purchase Plan expired on March 31, 2026; upon expiration, $11.5 million of the total $20 million amount authorized to be purchased under the Main Street Share Purchase Plan expired without being utilized.
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
As of March 31, 2026, Main Street owned 2,025,220 shares of MSC Income’s common stock. Each issuance and sale of MSC Income shares by MSC Income to Main Street, either individually or through approval of the Main Street Share Purchase Plan, was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Fund or the Adviser. In addition, certain of Main Street’s officers and employees own shares of MSC Income and therefore have direct pecuniary interests in MSC Income.
On February 26, 2026, MSC Income and Main Street entered into the Main Street Facility. The Main Street Facility was unanimously approved by the Board of Directors, including each director who is not an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act, of the Fund or the Adviser. For more information on the Main Street Facility, including key terms and financial covenants, refer to Note D — Debt.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE K — SUBSEQUENT EVENTS
The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In May 2026, the Board of Directors approved a change to its regular dividend payment frequency from quarterly to monthly beginning in July 2026. Additionally, MSC Income declared regular monthly dividends of $0.11 per share for each month of July, August and September 2026, or total regular monthly dividends of $0.33 per share for the third quarter of 2026, and a supplemental dividend of $0.03 per share, payable in September 2026, resulting in total dividends declared for the third quarter of 2026 of $0.36 per share.

Table of contents	Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates
March 31, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2026 Fair Value (13)
Control Investments
BDB Holdings, LLC					Preferred Equity	(7)	$—	$(3,240)	$—	$8,430	$—	$3,241	$5,189
	12.00%				Secured Debt	(7)	—	—	35	1,182	—	—	1,182
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	140	—	390	140	—	530
GRT Rubber Technologies LLC	9.79%	SF+	6.00%		Secured Debt	(8)	—	(1)	39	1,550	1	1	1,550
	11.79%	SF+	8.00%		Secured Debt	(8)	—	(12)	601	19,944	12	12	19,944
					Member Units	(8)	—	(1,150)	497	22,830	—	1,150	21,680
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	—	60	—	1,897	60	—	1,957
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	23	900	—	—	900
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(249)	—	1,249	—	379	870
					Common Stock	(8)	—	—	—	—	—	—	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control investments							$—	$(4,452)	$1,195	$58,372	$213	$4,783	$53,802
Affiliate Investments
American Nuts, LLC					Preferred Equity	(9)	$—	$(130)	$—	$1,210	$—	$130	$1,080
	12.31%	SF+	8.50%	12.31%	Secured Debt	(9)	—	—	72	2,325	72	—	2,397
	12.31%	SF+	8.50%	12.31%	Secured Debt	(9)	—	31	72	1,875	103	—	1,978
	12.36%	SF+	8.50%	12.36%	Secured Debt	(9)	—	—	—	—	89	—	89
Analytical Systems Keco Holdings, LLC	13.25%				Secured Debt	(8)	—	—	32	965	1	38	928
					Preferred Member Units	(8)	—	110	—	30	110	—	140
					Preferred Member Units	(8)	—	—	—	1,510	—	—	1,510
					Warrants	(8)	—	—	—	—	—	—	—
Batjer TopCo, LLC	10.00%				Secured Debt	(8)	—	(1)	28	1,105	1	13	1,093
					Preferred Stock	(8)	—	70	65	970	70	—	1,040
Bettercloud, Inc.					Common Equity	(6)	(1,656)	354	—	4,550	354	4,904	—
		SF+	8.25%		Secured Debt	(6)	—	—	90	1,747	670	2,417	—
Brewer Crane Holdings, LLC	13.79%	SF+	10.00%		Secured Debt	(9)	—	—	43	1,254	—	—	1,254
					Preferred Member Units	(9)	—	(120)	8	860	—	120	740
	15.00%			15.00%	Preferred Member Units	(9)	—	—	3	84	3	—	87
Centre Technologies Holdings, LLC		SF+	8.00%		Secured Debt (12)	(8)	—	—	1	—	60	60	—
	11.79%	SF+	8.00%		Secured Debt	(8)	—	(2)	180	6,021	2	2	6,021
					Preferred Member Units	(8)	—	810	8	10,680	810	—	11,490
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(2)	3	—	2	2	—
	11.86%	SF+	8.00%		Secured Debt	(8)	—	(14)	326	10,505	14	214	10,305
					Member Units	(8)	—	1,000	381	8,880	1,000	—	9,880
					Member Units	(8)	—	(23)	6	1,043	—	23	1,020

Table of contents	Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2026 Fair Value (13)
Charps, LLC					Preferred Member Units	(5)	—	—	—	4,010	—	—	4,010
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	2	—	—	—	—
	10.00%				Secured Debt	(5)	—	(2)	60	2,370	2	62	2,310
	10.00%				Secured Debt	(5)	—	—	6	232	—	3	229
					Member Units	(5)	—	190	106	3,530	190	—	3,720
					Member Units	(5)	—	60	—	317	60	—	377
Cody Pools, Inc.					Secured Debt (12)	(8)	—	2	4	—	314	314	—
	12.50%				Secured Debt	(8)	—	(7)	188	5,891	7	115	5,783
					Preferred Member Units	(8)	—	(200)	97	16,270	—	200	16,070
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	9.00%				Secured Debt	(6)	—	22	52	2,195	—	—	2,195
					Preferred Member Units	(6)	—	530	364	4,210	530	—	4,740
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	1	(12)	1	—	(11)
	13.50%				Secured Debt	(5)	—	—	155	4,249	10	251	4,008
					Preferred Equity	(5)	—	60	15	1,800	60	—	1,860
Datacom, LLC	7.50%				Secured Debt	(8)	—	—	1	75	15	15	75
	10.00%				Secured Debt	(8)	—	(113)	22	463	—	120	343
					Preferred Member Units	(8)	—	—	—	—	—	—	—
Digital Products Holdings LLC	13.69%	SF+	10.00%		Secured Debt	(5)	—	—	105	2,834	3	—	2,837
					Preferred Member Units	(5)	—	—	13	2,459	—	—	2,459
Direct Marketing Solutions, Inc.					Secured Debt (12)	(9)	—	18	10	315	285	600	—
	14.00%				Secured Debt	(9)	—	(1)	55	4,501	—	4,501	—
	14.00%				Secured Debt	(9)	—	215	194	—	8,726	—	8,726
					Preferred Stock	(9)	—	1,109	—	4,940	2,309	40	7,209
DMA Industries, LLC	10.00%				Secured Debt	(7)	—	—	4	140	—	—	140
	10.00%				Secured Debt	(7)	—	(2)	82	3,200	2	2	3,200
					Preferred Equity	(7)	—	1,120	—	2,296	1,120	—	3,416
	15.00%			15.00%	Preferred Equity	(7)	—	580	35	1,358	615	—	1,973
Flame King Holdings, LLC					Preferred Equity	(9)	—	280	397	13,660	280	—	13,940
	12.00%				Secured Debt	(9)	—	(16)	511	16,500	16	16	16,500
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	—	193	—	—	193
Gamber-Johnson Holdings, LLC	11.19%	SF+	7.50%		Secured Debt	(5)	—	—	4	—	400	—	400
	11.19%	SF+	7.50%		Secured Debt	(5)	—	10	534	17,632	1,110	—	18,742
					Member Units	(5)	—	1,010	274	28,450	1,010	—	29,460
					Member Units	(5)	—	—	—	99	—	23	76
GFG Group, LLC	8.00%				Secured Debt	(5)	—	(7)	77	3,513	7	7	3,513
					Preferred Member Units	(5)	—	—	35	2,740	—	—	2,740
Harris Preston Fund Investments					LP Interests (HPEP 3, L.P.) (12)	(8)	—	(128)	—	4,116	—	380	3,736
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	(1)	14	400	1	201	200
	13.00%				Secured Debt	(6)	—	(16)	295	8,766	16	216	8,566
					Common Equity	(6)	—	180	—	7,010	180	—	7,190
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	—	—	6,790	—	—	6,790
Integral Energy Services	11.42%	SF+	7.50%		Secured Debt	(8)	—	(316)	425	14,071	15	316	13,770

Table of contents	Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2026 Fair Value (13)
	10.00%			10.00%	Preferred Equity	(8)	—	—	8	490	8	—	498
					Common Stock	(8)	—	(80)	—	410	—	80	330
	10.00%			10.00%	Preferred Equity	(8)	—	—	—	480	—	—	480
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	74	2,547	1	—	2,548
	9.00%				Secured Debt	(5)	—	—	22	970	—	3	967
					Preferred Equity	(5)	—	300	—	4,290	300	—	4,590
					Member Units	(5)	—	—	6	1,048	—	—	1,048
KMS, LLC	12.50%				Secured Debt	(5)	—	27	52	1,433	33	—	1,466
	12.50%				Secured Debt	(5)	—	—	39	1,259	—	—	1,259
					Preferred Equity	(5)	—	—	—	7,830	—	—	7,830
	9.20%	SF+	5.50%		Secured Debt (12)	(5)	—	45	19	(49)	1,678	—	1,629
Mills Fleet Farm Group, LLC					Preferred Equity	(5)	—	(898)	224	10,134	224	898	9,460
	9.81%	SF+	5.50%	9.81%	Secured Debt	(5)	—	—	58	2,256	58	—	2,314
	9.17%	SF+	5.50%	9.17%	Secured Debt	(5)	—	—	32	1,344	32	—	1,376
Nello Industries Investco, LLC	12.50%				Secured Debt	(5)	—	(156)	243	8,018	—	8,018	—
	12.50%				Secured Debt	(5)	—	51	204	—	10,318	—	10,318
					Preferred Equity	(5)	—	1,560	69	5,830	1,560	—	7,390
NexRev LLC					Preferred Member Units	(8)	—	(70)	6	3,210	—	70	3,140
NuStep, LLC	10.29%	SF+	6.50%		Secured Debt	(5)	—	—	16	250	400	—	650
	12.00%				Secured Debt	(5)	—	—	143	4,610	—	68	4,542
					Preferred Member Units	(5)	—	(320)	—	3,050	—	320	2,730
					Preferred Member Units	(5)	—	40	—	1,530	40	—	1,570
Oneliance, LLC					Preferred Stock	(7)	—	—	3	810	—	—	810
Orttech Holdings, LLC		SF+	11.00%		Secured Debt	(5)	—	(1)	5	153	1	154	—
	14.79%	SF+	11.00%		Secured Debt	(5)	—	(5)	197	5,190	5	5	5,190
					Preferred Stock	(5)	—	—	15	3,360	—	—	3,360
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	—	1	—	—	—	—
	13.00%				Secured Debt	(8)	—	(11)	228	6,800	11	211	6,600
					Preferred Equity	(8)	—	—	83	5,110	—	—	5,110
RA Outdoors LLC	10.56%	SF+	6.75%	10.56%	Secured Debt	(8)	—	—	37	1,142	36	—	1,178
	10.56%	SF+	6.75%	10.56%	Secured Debt	(8)	—	(2)	384	11,937	385	2	12,320
	10.59%	SF+	6.75%	10.59%	Secured Debt	(8)	—	(77)	—	—	449	77	372
	10.59%	SF+	6.75%	10.59%	Secured Debt	(8)	—	(75)	—	—	438	75	363
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	3	(12)	—	1	(13)
	12.50%			10.00%	Secured Debt	(9)	—	25	—	1,559	—	7	1,552
					Preferred Equity	(9)	—	—	—	—	—	—	—
SI East, LLC	11.80%				Secured Debt (12)	(7)	—	—	24	750	—	—	750
	12.86%				Secured Debt	(7)	—	(3)	719	22,283	3	3	22,283
					Preferred Member Units	(7)	—	—	90	5,730	—	—	5,730
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	219	—	1,598	219	—	1,817
	8.50%			8.50%	Secured Debt	(6)	—	—	5	866	5	—	871
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	(21)	108	241	108	21	328
	12.00%			12.00%	Secured Debt	(9)	—	638	—	707	637	—	1,344
					Preferred Member Units	(9)	—	—	—	—	—	—	—

Table of contents	Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	March 31, 2026 Fair Value (13)
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC	11.50%				Secured Debt	(7)	—	—	1	—	400	—	400
	13.50%				Secured Debt	(7)	—	(18)	69	2,250	—	2,250	—
	13.50%				Secured Debt	(7)	—	164	43	—	7,820	—	7,820
					Common Stock	(7)	—	889	—	3,730	1,230	—	4,960
					Common Equity	(7)	—	—	—	174	—	—	174
	9.00%				Secured Debt	(7)	—	—	12	510	—	—	510
	9.00%				Secured Debt	(7)	—	2	1	—	500	—	500
	9.00%				Secured Debt	(7)	—	—	—	—	100	—	100
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	(50)	78	2,168	3	49	2,122
					Preferred Equity	(5)	—	(450)	—	1,089	—	449	640
Victory Energy Operations, LLC	13.00%				Secured Debt (12)	(8)	—	—	7	127	274	69	332
	13.00%				Secured Debt	(8)	—	—	263	7,575	12	—	7,587
					Preferred Equity	(8)	—	40	17	3,760	40	—	3,800
VVS Holdco LLC		SF+	6.00%		Secured Debt	(5)	—	—	1	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	182	5,967	9	—	5,976
					Preferred Equity	(5)	—	—	—	3,060	—	—	3,060
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Affiliate investments							$(1,656)	$8,423	$9,247	$406,771	$47,982	$28,135	$426,618
_________________________
(1)The principal amount, the ownership detail for equity investments and if the investment is income producing is included in the Consolidated Schedule of Investments included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
(2)Represents the total amount of interest, dividends and fees credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred to or from other 1940 Act classifications during the period.”
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
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
March 31, 2026
(dollars in thousands)
(Unaudited)

(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2026 for Affiliate investments located in this region was $158,958. This represented 22.1% of net assets as of March 31, 2026.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of March 31, 2026 for Affiliate investments located in this region was $32,369. This represented 4.5% of net assets as of March 31, 2026.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of March 31, 2026 for Control investments located in this region was $6,371. This represented 0.9% of net assets as of March 31, 2026. The fair value as of March 31, 2026 for Affiliate investments located in this region was $52,766. This represented 7.3% of net assets as of March 31, 2026.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of March 31, 2026 for Control investments located in this region was $46,901. This represented 6.5% of net assets as of March 31, 2026. The fair value as of March 31, 2026 for Affiliate investments located in this region was $125,314. This represented 17.4% of net assets as of March 31, 2026.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of March 31, 2026 for Control investments located in this region was $530. This represented 0.1% of net assets as of March 31, 2026. The fair value as of March 31, 2026 for Affiliate investments located in this region was $57,211. This represented 8.0% of net assets as of March 31, 2026.
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
(12)Investment has an unfunded commitment as of March 31, 2026 (see Note I — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
(2)Represents the total amount of interest, dividends and fees credited to income for the portion of the period for which an investment was included in Control or Affiliate categories, respectively. For investments transferred between Control and Affiliate categories during the period, any income or investment balances related to the time period it was in the category other than the one shown at period end is included in “Amounts related to investments transferred to or from other 1940 Act classifications during the period.”
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
(12)Investment has an unfunded commitment as of March 31, 2025 (see Note I). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
(13)Negative fair value is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations and which relate to future events or future performance or financial condition. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause MSC Income’s (as defined below) actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and MSC Income cannot assure you that the projections included in these forward-looking statements will come to pass. MSC Income’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, without limitation, the factors referenced in Item 1A entitled “Risk Factors” below in this Quarterly Report on Form 10-Q, if any, and discussed in Item 1A entitled “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2026 and elsewhere in this Quarterly Report on Form 10-Q and its other SEC filings. Other factors that could cause actual results to differ materially include changes in the economy and future changes in laws or regulations and conditions in MSC Income’s operating areas.
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
This discussion should be read in conjunction with MSC Income’s consolidated financial statements as of December 31, 2025, and for the year then ended, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in its Annual Report on Form 10-K for the year ended December 31, 2025, as well as the consolidated financial statements (unaudited) and notes to the consolidated financial statements (unaudited) contained in this report.
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
INVESTMENT PORTFOLIO SUMMARY
A summary of the Fund’s Private Loan and LMM portfolio investments as of March 31, 2026 and December 31, 2025 is as follows (this information excludes Middle Market portfolio investments and Other Portfolio investments, which are discussed further below):

	March 31, 2026
	Private Loan	LMM (a)

	(dollars in millions)
Number of portfolio companies	80	55
Fair value	$823.1	$507.6
Cost	$843.1	$399.7
Debt investments as a % of portfolio (at cost)	93.1%	71.3%
Equity investments as a % of portfolio (at cost)	6.9%	28.7%
% of debt investments at cost secured by first priority lien	99.5%	99.9%
Weighted-average annual effective yield (b)	10.5%	12.6%
Average EBITDA (c)	$30.6	$12.1
__________________
(a)As of March 31, 2026, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 8%.

(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of March 31, 2026, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of March 31, 2026. The weighted-average annual effective yield on the Fund’s debt portfolio as of March 31, 2026, including debt investments on non-accrual status, was 10.1% for the Private Loan portfolio investments and 11.9% for the LMM portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on their investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
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
________________
(a)As of December 31, 2025, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 8%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of December 31, 2025, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of December 31, 2025. The weighted-average annual effective yield on the Fund’s debt portfolio as of December 31, 2025, including debt investments on non-accrual status, was 10.3% for the Private Loan portfolio investments and 11.7% for the LMM portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on their investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
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
For the three months ended March 31, 2026 and 2025, MSC Income achieved an annualized total return on investments of 9.8% and 10.6%, respectively. For the year ended December 31, 2025, MSC Income achieved a total return on investments of 13.9%. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. MSC Income’s total return on investments is not reflective of what an investor in shares of MSC Income’s common stock will realize on their investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.

As of March 31, 2026, MSC Income had Middle Market portfolio investments in eight portfolio companies, collectively totaling $23.0 million in fair value and $40.3 million in cost basis, which comprised 1.7% and 3.1% of the Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, MSC Income had Middle Market portfolio investments in eight portfolio companies, collectively totaling $23.3 million in fair value and $39.8 million in cost basis, which comprised 1.7% and 3.2% of the Investment Portfolio at fair value and cost, respectively.
As of March 31, 2026, MSC Income had Other Portfolio investments in seven entities, spread across four investment managers, collectively totaling $15.6 million in fair value and $13.4 million in cost basis, which comprised 1.1% and 1.0% of the Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $15.5 million in fair value and $13.7 million in cost basis, which comprised 1.2% and 1.1% of the Investment Portfolio at fair value and cost, respectively.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. Critical accounting policies are those that require management to make subjective or complex judgments about the effect of matters that are inherently uncertain and may change in subsequent periods. Changes that may be required in the underlying assumptions or estimates in these areas could have a material impact on MSC Income’s current and future financial condition and results of operations.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of MSC Income’s consolidated financial statements is the valuation of the Investment Portfolio and the related amounts of unrealized appreciation and depreciation. The Fund considers this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both March 31, 2026 and December 31, 2025, the Fund’s Investment Portfolio valued at fair value represented 97% of its total assets. MSC Income is required to report its investments at fair value. The Fund follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Fund to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of the Valuation Procedures (as defined below).
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and designated the Adviser, led by a group of its executive officers, to serve as the Board of Directors’ valuation designee thereunder. MSC Income believes the Investment Portfolio as of March 31, 2026 and December 31, 2025 approximates fair value as of those dates based on the markets in which the Fund operates and other conditions in existence on those reporting dates.

Revenue Recognition
Interest and Dividend Income
MSC Income records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. The Fund evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if the Fund otherwise does not expect the debtor to be able to service its debt obligation, it will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is sold or written off, the Fund removes it from non-accrual status. Generally, any interest payments received for investments on non-accrual status reduce the cost basis of the investment and are not recorded as income.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
MSC Income holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.8. — Summary of Significant Accounting Policies — Income Taxes in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the PIK interest and cumulative dividends in cash. MSC Income stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended March 31, 2026 and 2025, (i) 7.3% and 5.8%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.8% and 0.2%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash.
INVESTMENT PORTFOLIO COMPOSITION
A summary of the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of March 31, 2026 and December 31, 2025 is as follows (this information excludes Other Portfolio investments, which are discussed above):

Cost:	March 31, 2026	December 31, 2025
First lien debt	85.6%	85.1%
Equity	13.9	14.7
Second lien debt	0.3	—
Equity warrants	0.2	0.2
Other	—	—
	100.0%	100.0%

Fair Value:	March 31, 2026	December 31, 2025
First lien debt	77.3%	77.1%
Equity	21.8	22.3
Second lien debt	0.3	—
Equity warrants	0.6	0.6
Other	—	—
	100.0%	100.0%
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
PORTFOLIO ASSET QUALITY
The Adviser utilizes an internally developed investment rating system to rate the performance of each Private Loan, LMM and Middle Market portfolio company and to monitor the expected level of returns on each of the Private Loan, LMM and Middle Market investments in relation to the expectations for the portfolio company. The investment rating system takes into consideration various factors, including, but not limited to, each investment’s expected level of returns, the collectability of the Fund’s debt investments and the ability to receive a return of the invested capital in the Fund’s equity investments, comparisons to competitors and other industry participants, the portfolio company’s future outlook and other factors that are deemed to be significant to the portfolio company.
As of March 31, 2026, investments on non-accrual status were $15.1 million at fair value and $55.0 million at cost and comprised 1.1% and 4.2% of MSC Income’s total Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, investments on non-accrual status were $13.7 million at fair value and $49.0 million at cost and comprised 1.0% and 3.9% of MSC Income’s total Investment Portfolio at fair value and cost, respectively.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2026 and 2025
Set forth below is a comparison of the results of operations and a reconciliation of net investment income to adjusted net investment income and to adjusted net investment income before taxes for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Total investment income	$34,087	$33,227	$860	3%
Total expenses, net of expense waivers	(16,846)	(16,439)	(407)	2%
Net investment income before taxes	17,241	16,788	453	3%
Excise tax expense	(50)	(192)	142	(74)%
Federal and state income and other tax expenses	(956)	(850)	(106)	12%
Net investment income	16,235	15,746	489	3%
Net realized loss	(241)	(21,066)	20,825	NM
Net unrealized appreciation (depreciation)	(2,643)	18,783	(21,426)	NM
Income tax benefit (provision) on net realized loss and net unrealized appreciation (depreciation)	(128)	2,412	(2,540)	NM
Net increase in net assets resulting from operations	$13,223	$15,875	$(2,652)	(17)%

	Three Months Ended March 31,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Net investment income	$16,235	$15,746	$489	3%
Incentive fee on capital gains (a)	(638)	—	(638)	NM
Adjusted net investment income (b)	$15,597	$15,746	$(149)	(1)%
Excise tax expense	50	192	(142)	(74)%
Federal and state income and other tax expenses	956	850	106	12%
Adjusted net investment income before taxes (c)	$16,603	$16,788	$(185)	(1)%
Net investment income per share—Basic and diluted	$0.35	$0.35	$—	—%
Adjusted net investment income per share—Basic and diluted (b)	$0.34	$0.35	$(0.01)	(3)%
Adjusted net investment income before taxes per share—Basic and diluted (c)	$0.36	$0.38	$(0.02)	(5)%
_________________
NM — Net Change % not meaningful

(a)Pursuant to the Advisory Agreement, the incentive fee on capital gains is determined and payable to the Adviser in arrears, if any, as of the end of each calendar year. This fee equals (a) 17.5% of the Fund’s incentive fee capital gain, which is calculated as the Fund’s (i) cumulative net realized gains (net of any related net income tax expense), minus (ii) cumulative unrealized depreciation (net of any related income tax benefit, and excluding any unrealized appreciation), minus (b) the aggregate amount of any previously paid capital gains incentive fee, in each case from the MSC Income Listing date through the applicable calendar year ended. In accordance with U.S. GAAP, at the end of each reporting period, the Fund estimates the capital gains incentive fee and adjusts the accrual for the fee based upon a hypothetical liquidation of its investment portfolio at the then current fair value. Therefore, the calculation of the accrual equals (a) the Fund’s cumulative change in net fair value, including both (i) the cumulative net realized gain/loss and (ii) the cumulative net unrealized appreciation/depreciation (in both cases, net of any related cumulative net income tax expense or benefit), minus (b) the aggregate amount of any previously paid capital gains incentive fee, in each case from the MSC Income Listing date through the applicable period ended. However, any capital gains incentive fee accrued related to the unrealized appreciation is neither earned nor payable to the Adviser until such time that it is realized, and assuming at the end of a calendar year such incentive fee capital gain exists excluding any cumulative unrealized appreciation (in each case, net of any related net income tax expense or benefits). If the calculation results in an increase in the accrual compared to the previous quarter, the Fund records an increase to the capital gains incentive fee accrual. If the calculation results in a decrease to the estimated incentive fee on capital gains when compared to the previous quarter, the accrual for the incentive fee on capital gains is reduced to the extent of such decrease. For the first quarter of 2026, the Fund reduced the accrual on the capital gains incentive fee by $0.6 million. See Note J — Related Party Transactions and Arrangements in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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

Investment Income
Total investment income for the three months ended March 31, 2026 was $34.1 million, a 3% increase from the $33.2 million for the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Three Months Ended March 31,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest income	$29,379	$27,424	$1,955	7%	(a)
Dividend income	3,538	5,142	(1,604)	(31)%	(b)
Fee income	1,170	661	509	77%	(c)
Total investment income	$34,087	$33,227	$860	3%	(d)
_________________
(a)The increase in interest income was principally attributable to higher average levels of income producing Investment Portfolio debt investments, partially offset by a decrease in interest rates, primarily resulting from decreases in benchmark index interest rates on floating rate Investment Portfolio debt investments.
(b)The decrease in dividend income was primarily a result of a $1.5 million decrease in dividend income from the Fund’s LMM portfolio companies.
(c)The increase in fee income was primarily due to a $0.3 million increase in fees related to increased investment activity.
(d)The increase in total investment income is after the impact of a net decrease of $0.2 million in certain income considered less consistent or non-recurring, primarily related to decreases of (i) $0.2 million in such dividend income and (ii) $0.2 million in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments, partially offset by a $0.2 million increase in such fee income.
Expenses
Total expenses, net of expense waivers for the three months ended March 31, 2026 were $16.8 million, a 2% increase from $16.4 million in the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Three Months Ended March 31,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest	$8,920	$8,243	$677	8%	(a)
Base management fees	5,225	4,972	253	5%	(b)
Incentive fee on income	3,099	2,023	1,076	53%	(c)
Incentive fee on capital gains	(638)	—	(638)	NM	(d)
General and administrative	1,039	1,027	12	1%
Internal administrative services expenses	186	174	12	7%
Total expenses before expense waivers	17,831	16,439	1,392	8%
Waiver of incentive fee on income	(985)	—	(985)	NM	(c)
Total expenses, net of expense waivers	$16,846	$16,439	$407	2%
_________________
(a)The increase in interest expense was primarily related to an increase in weighted-average outstanding borrowings used to fund the growth of the Fund’s Investment Portfolio, partially offset by decreased weighted-average interest rates on the Credit Facilities (as defined in the Liquidity and Capital Resources section below) due to (i) decreases in benchmark floating index interest rates and (ii) a decrease to the applicable interest rate spread resulting from the amendment of the SPV Facility in March 2025 (as defined in the Liquidity and Capital Resources section below).

(b)The increase in base management fees was primarily the result of the Fund’s increased average total assets, partially offset by the benefit of the lower base management fee percentage for the full quarter in the first quarter of 2026 compared to the benefit for a partial quarter in the first quarter of 2025 as a result of the Fund’s entry into the Advisory Agreement with the Adviser, effective upon the MSC Income Listing.
(c)The increase in incentive fee on income, net of waivers, is the result of an increase in the gross calculated incentive fee on income of $1.1 million, partially offset by a $1.0 million voluntary permanent waiver of incentive fee on income by the Adviser. The increase in the gross calculated incentive fee on income is a result of changes to the incentive fee on income calculation under the Advisory Agreement.
(d)The reduction in the capital gains incentive fee accrual is due to the net fair value depreciation of the Fund’s investments in the first quarter of 2026.
Net Investment Income
Net investment income for the three months ended March 31, 2026 increased to $16.2 million, or $0.35 per share, compared to $15.7 million, or $0.35 per share, in the corresponding period of 2025. The increase in net investment income was primarily attributable to an increase in total investment income, partially offset by an increase in total expenses, net of waivers, each as discussed above. Net investment income on a per share basis includes the impact of a 3% increase in the weighted-average shares outstanding compared to the three months ended March 31, 2025, primarily due to shares issued through the MSC Income Offering and shares issued through the dividend reinvestment plan, partially offset by shares repurchased by the Fund, in each case since the beginning of the comparable period of the prior year. Net investment income on a per share basis for the three months ended March 31, 2026 includes a $0.01 per share decrease in investment income considered less consistent or non-recurring in nature when compared to prior year.
Adjusted Net Investment Income
Adjusted net investment income for the three months ended March 31, 2026 decreased 1% to $15.6 million, or $0.34 per share, compared to $15.7 million, or $0.35 per share, in the corresponding period of 2025. The decrease in adjusted net investment income was primarily due to the same factors discussed above for the change in net investment income, but excluding the impact of the decrease in the capital gains incentive fee accrual. The decrease in adjusted net investment income per share reflects (i) the decrease in adjusted net investment income after the impact of the increase in weighted-average shares outstanding for the three months ended March 31, 2026 and (ii) a $0.01 per share decrease in investment income considered less consistent or non-recurring in nature, in both cases as discussed above.
Net Realized Loss
A summary of the primary components of the total net realized loss on investments of $0.2 million for the three months ended March 31, 2026 is as follows:

	Three Months Ended March 31, 2026
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
Private Loan portfolio	$(674)	3	$—	—	$—	—	$404	$(270)
LMM portfolio	—	—	—	—	—	—	28	28
Middle Market portfolio	—	—	—	—	—	—	1	1
Other Portfolio	—	—	—	—	—	—	—	—
Total net realized gain/(loss)	$(674)	3	$—	—	$—	—	$433	$(241)
_________________
(a)Other activity includes realized gains and losses from transactions involving seven portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Depreciation
A summary of the total net unrealized depreciation of $2.6 million for the three months ended March 31, 2026 is as follows:

	Three Months Ended March 31, 2026
	Private Loan	LMM (a)	Middle Market	Other	Total

	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$415	$(395)	$—	$—	$20
Net unrealized appreciation (depreciation) relating to portfolio investments	(7,599)	5,442	(820)	314	(2,663)
Total net unrealized appreciation (depreciation) relating to portfolio investments	$(7,184)	$5,047	$(820)	$314	$(2,643)
_________________
(a)Includes unrealized appreciation on 27 LMM portfolio investments and unrealized depreciation on 12 LMM portfolio investments.
Income Taxes
MSC Income’s income taxes include excise tax expense at MSIF and federal and state income and other tax expenses at the Taxable Subsidiaries. MSIF has elected to be treated for U.S. federal income tax purposes as a RIC. MSIF’s taxable income includes the taxable income generated by MSIF and certain of its subsidiaries, including the Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSIF incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense decrease for the three months ended March 31, 2026 when compared to the prior year is due to a reduction in the estimated undistributed taxable income at MSIF, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses increase for the three months ended March 31, 2026 when compared to the prior year is due to increases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on investments owned by the Taxable Subsidiaries.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended March 31, 2026 was $13.2 million, or $0.29 per share, compared with $15.9 million, or $0.36 per share, for the three months ended March 31, 2025. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the three months ended March 31, 2026, MSC Income realized a net decrease in cash and cash equivalents of $5.1 million, which is the net result of $18.4 million of cash used in operating activities and $13.3 million of cash provided by financing activities.
The $18.4 million of cash used in operating activities resulted primarily from cash uses totaling $73.7 million for the funding of new and follow-on portfolio investments, partially offset by (i) cash proceeds totaling $41.6 million from the repayments of debt investments and sales of and return of capital from equity investments, (ii) cash flows generated from operating profits earned totaling $12.9 million, which is net investment income, excluding the non-cash effects of deferred taxes, the accretion of unearned income, PIK interest income, cumulative dividends and the amortization expense for deferred financing costs and (iii) $1.0 million in net cash uses related to changes in other assets and liabilities.

The $13.3 million of cash provided by financing activities principally consisted of $150.0 million in net cash proceeds from the issuance of the May 2029 Notes (as defined below), partially offset by (i) $103.0 million in net cash repayments on the Credit Facilities, (ii) $16.8 million in cash dividends paid to stockholders, (iii) $16.0 million for the repurchases of common stock and (iv) $0.9 million for the payment of deferred financing costs.
Share Repurchases
See Note G — Share Repurchases in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of the 10b5-1 Repurchase Plan and shares repurchased thereunder during the three months ended March 31, 2026.
Capital Resources
As of March 31, 2026, MSC Income had $15.6 million in cash and cash equivalents and $194.4 million of unused capacity under the Credit Facilities (as defined below), which the Fund maintains to support investment and operating activities. As of March 31, 2026, the Fund’s net asset value (“NAV”) totaled $719.5 million, or $15.87 per share.
As of March 31, 2026, MSC Income had $83.0 million outstanding and $162.0 million of undrawn commitments under its floating rate multi-year revolving credit facility (the “Corporate Facility”) and, through MSIF Funding, had $267.0 million outstanding and $33.0 million of undrawn commitments under its special purpose vehicle revolving credit facility (the “SPV Facility”), both of which approximated fair value. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
On February 26, 2026, Main Street provided MSC Income with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note (as amended, restated or otherwise modified, the “Main Street Facility” and, together with the SPV Facility and the Corporate Facility, the “Credit Facilities”), which currently provides for borrowings up to $30.0 million. Borrowings under the Main Street Facility bear interest at a rate of SOFR plus 4.5%, subject to a 2.0% SOFR floor and mature in December 2029. Available borrowings under the Main Street Facility are subject to a 0.25% non-use fee. The borrowings under the Main Street Facility are unsecured. As of March 31, 2026, there were no borrowings outstanding under the Main Street Facility.
For further information on the Credit Facilities, including key terms and financial covenants, refer to Note D — Debt in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In March 2026, the Fund issued $150.0 million in aggregate principal amount of 6.34% Series A Notes due May 2029 (the “May 2029 Notes”). The outstanding aggregate principal amount of the May 2029 Notes was $150.0 million as of March 31, 2026. For more information on the May 2029 Notes, including key terms and financial covenants, refer to Note D — Debt in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In October 2021, the Fund issued $77.5 million in aggregate principal amount of 4.04% Senior Notes due 2026 (the “October 2026 Notes”), and an additional $72.5 million in aggregate principal amount of October 2026 Notes in January 2022. The outstanding aggregate principal amount of the October 2026 Notes was $150.0 million as of both March 31, 2026 and December 31, 2025. For more information on the October 2026 Notes, including key terms and financial covenants, refer to Note D — Debt in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
In addition, as a BDC, MSC Income is allowed to borrow amounts such that its asset coverage ratio, or BDC asset coverage ratio, of its total assets to its total senior securities, which includes borrowings and any preferred stock the Fund may issue in the future, of at least 200% (or 150% if certain requirements are met). On January 29, 2025, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board of Directors, approved the application of the reduced BDC asset coverage ratio. As a result the BDC asset coverage ratio requirement applicable to MSC Income decreased from 200% to 150% effective January 29, 2026. As of March 31, 2026, the Fund’s BDC asset coverage ratio was 211%.
Although MSC Income has been able to secure access to additional liquidity, including through the Credit Facilities, the Master Note Purchase Agreement dated October 22, 2021 governing the October 2026 Notes (the “October 2026 Note Purchase Agreement”) and the Master Note Purchase Agreement dated March 12, 2026 governing the May 2029 Notes (the “May 2029 Note Purchase Agreement”), there is no assurance that debt or equity capital will be available to the Fund in the future on favorable terms, or at all.
Recently Issued or Adopted Accounting Standards
From time to time, new accounting pronouncements are issued by the FASB or other standards-setting bodies that are adopted by MSC Income as of the specified effective date. The Fund believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption. For a description of recently issued or adopted accounting standards, see Note B.13. — Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Standards in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
Off-Balance Sheet Arrangements
MSC Income may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of March 31, 2026, MSC Income had a total of $115.9 million in outstanding commitments comprised of (i) 59 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.

Contractual Obligations
As of March 31, 2026, the Fund’s future commitments for cash payments in connection with the Credit Facilities, the October 2026 Notes and the May 2029 Notes for each of the next five years and thereafter are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total

	(in thousands)
SPV Facility (1)	$—	$—	$—	$—	$267,000	$—	$267,000
Corporate Facility (1)	—	—	—	83,000	—	—	83,000
Main Street Facility (1)	—	—	—	—	—	—	—
October 2026 Notes	150,000	—	—	—	—	—	150,000
Interest due on October 2026 Notes	6,060	—	—	—	—	—	6,060
May 2029 Notes	—	—	—	150,000	—	—	150,000
Interest due on May 2029 Notes	7,608	9,510	9,510	3,963	—	—	30,591
Total	$163,668	$9,510	$9,510	$236,963	$267,000	$—	$686,651
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
Recent Developments
In May 2026, the Board of Directors approved a change to its regular dividend payment frequency from quarterly to monthly beginning in July 2026. Additionally, MSC Income declared regular monthly dividends of $0.11 per share for each month of July, August and September 2026, or total regular monthly dividends of $0.33 per share for the third quarter of 2026, and a supplemental dividend of $0.03 per share, payable in September 2026, resulting in total dividends declared for the third quarter of 2026 of $0.36 per share.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MSC Income is subject to financial market risks, including changes in interest rates, and changes in interest rates may affect both the Fund’s interest expense on the debt outstanding under the Credit Facilities and the interest income from portfolio investments. The Fund’s risk management systems and procedures are designed to identify and analyze risk, to set appropriate policies and limits and to continually monitor these risks. The Fund’s investment income will be affected by changes in various interest rate indices, including SOFR and Prime rates, to the extent that any debt investments include floating interest rates. See Risk Factors — Risks Related to MSC Income's Business and Structure — MSC Income is subject to risks associated with the interest rate environment and changes in interest rates will affect its cost of capital, net investment income and the value of its investments. and Risk Factors — Risks Related to Leverage — Because MSC Income borrows money, the potential for gain or loss on amounts invested in MSC Income is magnified and may increase the risk of such investment. included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for more information regarding risks associated with debt investments and borrowings that utilize SOFR or Prime as a reference rate.
The majority of MSC Income’s debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of March 31, 2026, 77% of MSC Income’s Investment Portfolio debt investments (at cost) bore interest at floating rates, 97% of which were subject to contractual minimum interest rates. As of March 31, 2026, 46% of MSC Income’s debt obligations bore interest at fixed rates. MSC Income’s interest expense will be affected by changes in the published SOFR in connection with the Credit Facilities; however, the interest rates on the outstanding October 2026 Notes and May 2029 Notes are fixed for the life of such debt. As of March 31, 2026, MSC Income had not entered into any interest rate hedging arrangements. Due to the Fund’s limited use of derivatives, it has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, is not subject to registration or regulation as a pool operator thereunder. The Fund operates, and expects to continue to operate, as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.
The approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in the Fund’s investments and borrowings as of March 31, 2026, is as follows:

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Pre-Incentive Fee Net Investment Income	(Increase) Decrease in Incentive Fee on Income Expense (1)	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share

	(dollars in thousands, except per share amounts)
(200)	$(16,278)	$7,000	$(9,278)	$3,774	$(5,504)	$(0.12)
(175)	(14,584)	6,125	(8,459)	3,364	(5,095)	(0.11)
(150)	(12,570)	5,250	(7,320)	2,795	(4,525)	(0.10)
(125)	(10,474)	4,375	(6,099)	2,184	(3,915)	(0.09)
(100)	(8,378)	3,500	(4,878)	1,574	(3,304)	(0.07)
(75)	(6,283)	2,625	(3,658)	964	(2,694)	(0.06)
(50)	(4,187)	1,750	(2,437)	426	(2,011)	(0.04)
(25)	(2,091)	875	(1,216)	213	(1,003)	(0.02)
25	2,093	(875)	1,218	(213)	1,005	0.02
50	4,145	(1,750)	2,395	(419)	1,976	0.04
75	6,186	(2,625)	3,561	(623)	2,938	0.06
100	8,226	(3,500)	4,726	(827)	3,899	0.09
125	10,266	(4,375)	5,891	(1,031)	4,860	0.11
150	12,307	(5,250)	7,057	(1,235)	5,822	0.13
175	14,347	(6,125)	8,222	(1,439)	6,783	0.15
200	16,388	(7,000)	9,388	(1,643)	7,745	0.17
_____________________________

(1)The pro forma changes in the incentive fee on income expense are calculated pursuant to the terms set forth in the Advisory Agreement based upon the incentive fee on income expense for the first quarter of 2026, net of the voluntary permanent incentive fee on income waiver for the first quarter of 2026, in each case on an annualized basis, as adjusted for the pro forma change in pre-incentive fee net investment income resulting from the assumed interest income and interest expense changes reflected in the table, with no other changes in investment income or expenses and with the voluntary permanent incentive fee on income waiver assumed to remain at the first quarter of 2026 annualized amount. There is no guarantee that any incentive fee on income waivers will occur in the future, and any such waivers are entirely at the discretion of the Adviser.
Although MSC Income believes that this analysis is indicative of the impact of interest rate changes to net investment income as of March 31, 2026, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect net investment income. Accordingly, MSC Income can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of the Fund’s investments are based on contracts which reset quarterly, while the Corporate Facility and the SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under the Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, MSC Income carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, MSC Income’s Chief Executive Officer, President, Chief Financial Officer, General Counsel and Chief Accounting Officer have concluded that the current disclosure controls and procedures are effective in timely alerting them of material information relating to MSC Income that is required to be disclosed in the reports the Fund files or submits under the Exchange Act. There have been no changes in MSC Income’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors described in Item 1A. Risk Factors in MSC Income’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 27, 2026, which could materially affect the business, financial condition and/or operating results.
There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
See Note H — Dividend Reinvestment Plan in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of MSC Income’s dividend reinvestment plan and shares purchased thereunder during the three months ended March 31, 2026.
Issuer Purchases of Equity Securities
See Note G — Share Repurchases in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of MSC Income’s 10b5-1 Repurchase Plan and shares repurchased thereunder during the three months ended March 31, 2026.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of MSC Income’s directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Investment Committee Appointment
In May 2026, our Adviser’s investment committee was expanded to include Nicholas T. Meserve, MSC Income and the Adviser’s Managing Director and Head of Private Credit, in addition to Dwayne L. Hyzak, MSC Income and the Adviser’s Chief Executive Officer and the Chairman and a member of our Board of Directors, David Magdol, MSC Income and the Adviser’s President and Chief Investment Officer, and Vincent D. Foster, the Chairman of Main Street’s Board of Directors. The investment committee is responsible for all aspects of MSC Income’s investment processes.

Item 6. EXHIBITS
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1*	Master Note Purchase Agreement, dated as of March 12, 2026, by and among MSC Income Fund, Inc. and the purchasers party thereto.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101*
The following financial information from MSC Income’s Quarterly Report on Form 10-Q for the first quarter of fiscal year 2026, filed with the SEC on May 8, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) the Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) the Consolidated Schedule of Investments for the periods ended March 31, 2026 and December 31, 2025, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the three months ended March 31, 2026 and 2025.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Income Fund, Inc.

Date: May 8, 2026	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

Date: May 8, 2026	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer
(principal financial officer)

Date: May 8, 2026	/s/ RYAN H. MCHUGH
Ryan H. McHugh
Chief Accounting Officer
(principal accounting officer)