Form 10-Q
period 2026-06-30
MSC INCOME FUND, INC.
filed 2026-08-07
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of August 6, 2026 was 45,345,229.

MSC INCOME FUND, INC.

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value:
Control investments (cost: $52,779 and $52,550, respectively)	$52,620	$58,372
Affiliate investments (cost: $327,166 and $322,074, respectively)	418,827	406,771
Non‑Control/Non‑Affiliate investments (cost: $927,880 and $885,299, respectively)	917,956	870,244
Total investments (cost: $1,307,825 and $1,259,923, respectively)	1,389,403	1,335,387
Cash and cash equivalents	28,055	20,635
Interest and dividend receivable	11,722	12,273
Prepaids and other assets	11,740	9,546
Deferred financing costs (net of accumulated amortization of $7,692 and $7,259, respectively)	2,909	3,190
Total assets	$1,443,829	$1,381,031
LIABILITIES
Credit Facilities	$362,000	$453,000
October 2026 Notes (net of unamortized debt issuance costs of $99 and $249, respectively)	149,901	149,751
May 2029 Notes (net of unamortized debt issuance costs of $721)	149,279	—
Accounts payable and other liabilities	2,428	786
Interest payable	8,295	5,946
Dividend payable	—	16,772
Base management and incentive fees payable	8,198	8,388
Capital gains incentive fee accrual	5,074	2,763
Deferred tax liability, net	9,854	4,966
Total liabilities	695,029	642,372
Commitments and contingencies (Note H)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 45,345,229 and 46,588,608 shares issued and outstanding, respectively)	45	47
Additional paid-in capital	765,979	782,007
Total overdistributed earnings	(17,224)	(43,395)
Total net assets	748,800	738,659
Total liabilities and net assets	$1,443,829	$1,381,031
NET ASSET VALUE PER SHARE	$16.51	$15.85

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INVESTMENT INCOME:
Control investments:
Interest income	$707	$701	$1,391	$1,388
Dividend income	288	779	764	1,500
Fee income	37	34	72	68
Total investment income from Control investments	1,032	1,514	2,227	2,956
Affiliate investments:
Interest income (excluding payment-in-kind ("PIK") interest income)	6,136	5,118	11,929	10,678
PIK interest income	714	719	1,491	778
Dividend income	2,336	3,438	4,538	6,906
Fee income	416	342	891	590
Total investment income from Affiliate investments	9,602	9,617	18,849	18,952
Non‑Control/Non‑Affiliate investments:
Interest income (excluding PIK interest income)	20,662	21,551	41,084	40,763
PIK interest income	1,821	1,260	3,525	3,166
Dividend income	1,205	739	2,064	1,692
Fee income	1,378	962	2,038	1,341
Total investment income from Non-Control/Non-Affiliate investments	25,066	24,512	48,711	46,962
Total investment income	35,700	35,643	69,787	68,870
EXPENSES:
Interest	(9,865)	(8,678)	(18,785)	(16,921)
Base management fee	(5,341)	(4,907)	(10,566)	(9,879)
Incentive fee on income	(3,117)	(3,431)	(6,216)	(5,454)
Incentive fee on capital gains	(2,949)	—	(2,311)	—
General and administrative	(1,124)	(1,149)	(2,163)	(2,176)
Internal administrative services expenses	(188)	(172)	(374)	(346)
Total expenses before expense waivers	(22,584)	(18,337)	(40,415)	(34,776)
Waiver of incentive fee on income	258	—	1,243	—
Total expenses, net of expense waivers	(22,326)	(18,337)	(39,172)	(34,776)
NET INVESTMENT INCOME BEFORE TAXES	13,374	17,306	30,615	34,094
Excise tax expense	(239)	(87)	(289)	(279)
Federal and state income and other tax expenses	(1,136)	(912)	(2,092)	(1,761)
NET INVESTMENT INCOME	11,999	16,307	28,234	32,054
NET REALIZED GAIN (LOSS):
Control investments	—	5,296	—	5,305
Affiliate investments	11,595	2	9,939	2
Non‑Control/Non‑Affiliate investments	(1,738)	(519)	(323)	(21,594)
Total net realized gain (loss)	9,857	4,779	9,616	(16,287)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	(1,529)	(5,068)	(5,981)	(5,901)
Affiliate investments	(1,459)	(69)	6,964	2,767
Non‑Control/Non‑Affiliate investments	12,092	1,233	5,478	18,013
Total net unrealized appreciation (depreciation)	9,104	(3,904)	6,461	14,879
Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (depreciation)	(1,688)	(893)	(1,816)	1,518
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$29,272	$16,289	$42,495	$32,164
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.65	$0.35	$0.93	$0.70
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	45,345,229	47,047,888	45,728,932	45,870,527

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2024	40,240,358	$40	$689,580	$(64,717)	$624,903
Issuances of common stock, net of underwriting and offering costs	6,325,000	6	90,526	—	90,532
Dividend reinvestment	284,173	1	4,495	—	4,496
Net increase in net assets resulting from operations	—	—	—	15,875	15,875
Dividends to stockholders	—	—	—	(16,866)	(16,866)
Balances as of March 31, 2025	46,849,531	$47	$784,601	$(65,708)	$718,940
Dividend reinvestment	309,276	—	4,679	—	4,679
Common stock repurchased	(10,005)	—	(146)	—	(146)
Net increase in net assets resulting from operations	—	—	—	16,289	16,289
Dividends to stockholders	—	—	—	(16,974)	(16,974)
Balances as of June 30, 2025	47,148,802	$47	$789,134	$(66,393)	$722,788

Balances as of December 31, 2025	46,588,608	$47	$782,007	$(43,395)	$738,659
Common stock repurchased	(1,243,379)	(2)	(16,028)	—	(16,030)
Net increase in net assets resulting from operations	—	—	—	13,223	13,223
Dividends to stockholders	—	—	—	(16,324)	(16,324)
Balances as of March 31, 2026	45,345,229	$45	$765,979	$(46,496)	$719,528
Net increase in net assets resulting from operations	—	—	—	29,272	29,272
Balances as of June 30, 2026	45,345,229	$45	$765,979	$(17,224)	$748,800

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$42,495	$32,164
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Investments in portfolio companies	(147,644)	(206,881)
Proceeds from sales and repayments of debt investments in portfolio companies	98,674	129,999
Proceeds from sales and return of capital of equity investments in portfolio companies	20,616	17,051
Net unrealized appreciation	(6,461)	(14,879)
Net realized (gain) loss	(9,616)	16,287
Accretion of unearned income	(3,824)	(3,672)
Payment-in-kind interest	(5,016)	(3,798)
Cumulative dividends	(580)	(600)
Amortization of deferred financing costs	653	532
Deferred taxes	4,888	(217)
Changes in other assets and liabilities:
Interest and dividend receivable	243	(1,205)
Prepaid and other assets	(2,039)	1,092
Accounts payable and other liabilities	1,631	(4,219)
Interest payable	2,349	(1,047)
Base management and incentive fees payable	(190)	(170)
Capital gains incentive fee accrual	2,311	—
Net cash used in operating activities	(1,510)	(39,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of underwriting and offering costs	—	90,532
Redemption of common stock	(16,030)	(146)
Dividends paid	(33,096)	(22,178)
Proceeds from Credit Facilities	251,000	214,000
Repayments on Credit Facilities	(342,000)	(240,688)
Proceeds from May 2029 Notes	150,000	—
Payment of deferred financing costs	(944)	(1,994)
Net cash provided by financing activities	8,930	39,526

Net increase (decrease) in cash and cash equivalents	7,420	(37)
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	20,635	28,375
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$28,055	$28,338

Supplemental cash flow disclosures:
Interest paid	$15,784	$17,436
Taxes paid	$441	$5,292
Non-cash financing activities:
Value of shares issued pursuant to the dividend reinvestment plan	$—	$9,175

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
BDB Holdings, LLC		Casual Restaurant Group
			Secured Debt		2/24/2025		12.00%				2/27/2027	$1,716	1,716	1,716
			Preferred Equity		11/4/2024	13,024,663							13,025	4,300
													14,741	6,016
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.75%							440	380

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		9.72%	SF+	6.00%		10/29/2026	1,550	1,547	1,550
			Secured Debt		12/19/2014		11.72%	SF+	8.00%		10/29/2026	19,944	19,927	19,944
			Member Units	(8)	12/19/2014	2,896							6,435	21,130
													27,909	42,624
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/1/2017	49.26%							1,158	1,957

Volusion, LLC		Provider of Online Software-as-a-Service eCommerce Solutions
			Secured Debt	(17)	3/31/2023		10.00%				3/31/2025	900	900	900
			Preferred Member Units		3/31/2023	2,184,683							527	743
			Preferred Member Units		3/31/2023	61,077							—	—
			Preferred Member Units		1/26/2015	2,090,001							6,000	—
			Common Stock		3/31/2023	772,620							1,104	—
													8,531	1,643
Subtotal Control investments (7.0% of net assets at fair value)													$52,779	$52,620
Affiliate Investments (6)
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/27/2026		12.34%	SF+	8.50%	12.34%	3/28/2028	$91	$91	$91
			Secured Debt	(9)	3/25/2025		12.34%	SF+	8.50%	12.34%	3/28/2028	2,472	2,472	2,472
			Secured Debt	(9)	3/25/2025		12.34%	SF+	8.50%	12.34%	3/28/2028	2,472	2,472	2,053
			Preferred Equity		3/25/2025	7,590							2,556	1,080
													7,591	5,696
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt		8/16/2019		13.25%				8/16/2029	923	916	916
			Preferred Member Units		5/20/2021	603							597	1,510
			Preferred Member Units		8/16/2019	777							800	150
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,392	2,576
Batjer TopCo, LLC		HVAC Mechanical Contractor

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
		Secured Debt	(30)	3/7/2022						3/7/2027	—	—	—
		Secured Debt	(30)	3/7/2022						3/7/2027	—	—	—
		Secured Debt		3/7/2022		10.00%				3/7/2027	1,093	1,090	1,093
		Preferred Stock	(8)	3/7/2022	453							455	1,050
												1,545	2,143
Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	1/9/2018		13.72%	SF+	10.00%		12/31/2026	1,254	1,254	1,254
		Preferred Member Units	(8)	1/9/2018	737							1,070	760
		Preferred Member Units	(8)	7/7/2025	78	15.00%			15.00%			90	90
												2,414	2,104
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (30)	2/26/2018			SF+	6.00%		2/26/2029	—	(18)	—
		Secured Debt	(9)	2/26/2018		11.74%	SF+	8.00%		2/26/2029	10,305	10,181	10,305
		Member Units	(8)	2/26/2018	1,087							2,860	11,360
		Member Units	(8) (23)	11/2/2018	261,786							443	1,083
												13,466	22,748
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	2/3/2017	457							491	3,790

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(30)	10/28/2022						7/31/2027	—	—	—
		Secured Debt		12/20/2016		10.00%				7/31/2030	2,226	2,207	2,226
		Secured Debt		12/20/2016		10.00%				12/20/2036	227	225	227
		Member Units	(8)	12/20/2016	179							1,820	3,720
		Member Units	(23)	12/20/2016	200							127	377
												4,379	6,550
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt		3/6/2020		12.50%				12/3/2030	236	216	236
		Secured Debt		3/6/2020		12.50%				12/3/2030	5,674	5,581	5,674
		Preferred Member Units	(8) (23)	3/6/2020	147							2,079	15,850
												7,876	21,760
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(30)	3/31/2021						3/31/2028	—	—	—
		Secured Debt		3/31/2021		9.00%				3/31/2028	2,195	2,173	2,195
		Preferred Member Units	(8)	3/31/2021	4,320							1,920	5,530
												4,093	7,725
Compass Systems & Sales, LLC	Designer of End-to-End Material Handling Solutions
		Secured Debt	(30)	11/22/2023						11/22/2028	—	(10)	(10)
		Secured Debt		11/22/2023		13.50%				11/22/2028	3,750	3,697	3,697
		Preferred Equity		11/22/2023	2,017							1,961	1,961
												5,648	5,648

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Datacom, LLC		Technology and Telecommunications Provider
			Secured Debt		3/1/2022		10.00%				12/31/2030	105	105	105
			Secured Debt		3/31/2021		10.00%				12/31/2030	858	858	247
			Preferred Member Units		3/31/2021	1,040							330	—
													1,293	352
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		13.62%	SF+	10.00%		4/27/2029	2,907	2,892	2,892
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,459
													5,267	5,351
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(30)	2/13/2018						2/28/2031	—	(17)	—
			Secured Debt		12/27/2022		14.00%				2/28/2031	8,726	8,522	8,726
			Preferred Stock		2/13/2018	2,484							3,260	7,981
													11,765	16,707
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		13.00%				6/18/2029	1,160	1,139	1,160
			Secured Debt		11/19/2021		13.00%				6/18/2029	3,200	3,180	3,200
			Preferred Equity		11/19/2021	1,486							1,486	3,966
			Preferred Equity	(8)	6/18/2024	767	15.00%			15.00%			1,010	2,290
													6,815	10,616
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt		6/30/2025		12.00%				6/30/2030	16,500	16,240	16,500
			Common Equity	(8) (23)	4/15/2026	982							982	982
			Preferred Equity	(8)	10/29/2021	2,340							2,600	14,480
													19,822	31,962
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(24)	7/31/2015	5.95%							586	108

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (32)	6/24/2016		11.12%	SF+	7.50%		1/1/2028	400	400	400
			Secured Debt	(9)	11/22/2024		11.12%	SF+	7.50%		1/1/2028	18,742	18,669	18,742
			Member Units	(8)	6/24/2016	2,261							4,423	31,110
			Member Units	(23)	12/15/2025	102							76	76
													23,568	50,328
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		13.50%				3/31/2031	3,543	3,515	3,543
			Preferred Member Units	(8)	3/31/2021	56							1,225	2,740
													4,740	6,283
Harris Preston Fund Investments	(12) (13)	Investment Partnership

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			LP Interests (HPEP 3, L.P.)	(24)	8/9/2017	8.22%							1,297	3,806

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt		6/21/2023		13.00%				6/21/2028	200	188	200
			Secured Debt		6/21/2023		13.00%				6/21/2028	8,366	8,267	8,366
			Common Equity		6/21/2023	3,600							3,600	7,800
													12,055	16,366
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	6,436,566							6,540	6,760

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		11.46%	SF+	7.50%		8/20/2027	14,277	14,160	13,869
			Preferred Equity	(8)	12/7/2023	3,725	10.00%			10.00%			345	507
			Preferred Equity		6/3/2025	3,596	10.00%			10.00%			383	570
			Common Stock		8/20/2021	11,647							1,584	490
													16,472	15,436
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2029	2,877	2,855	2,855
			Secured Debt		10/31/2018		9.00%				10/31/2048	971	964	964
			Preferred Equity	(8)	10/31/2018	145							3,060	4,960
			Member Units	(8) (23)	10/31/2018	200							248	1,048
													7,127	9,827
KMS, LLC	(10)	Wholesaler of Closeout and Value-Priced Products
			Secured Debt	(9)	12/29/2025		9.23%	SF+	5.50%		10/1/2028	679	638	679
			Secured Debt		2/10/2025		12.50%				10/1/2028	1,466	1,442	1,466
			Secured Debt		2/10/2025		12.50%				10/1/2028	1,069	1,069	1,069
			Preferred Equity		2/10/2025	11,516							6,113	7,830
													9,262	11,044
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	12/19/2024		9.16%	SF+	5.50%	9.16%	1/28/2031	2,457	2,457	2,417
			Secured Debt	(9)	4/11/2025		9.17%	SF+	5.50%	9.17%	1/28/2031	1,459	1,459	1,435
			Preferred Equity	(8) (23)	12/19/2024	53,505							12,515	9,960
													16,431	13,812
Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure
			Secured Debt		6/4/2024		13.00%				6/4/2029	10,336	10,289	10,336
			Preferred Equity	(8)	6/4/2024	84,201							2,799	7,390
													13,088	17,726
NexRev LLC		Provider of Energy Efficiency Products & Services
			Preferred Member Units		2/28/2018	25,786,046							2,053	3,340

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	1/31/2017		10.22%	SF+	6.50%		1/31/2028	650	650	650
			Secured Debt		1/31/2017		12.00%				1/31/2030	4,610	4,546	4,422
			Preferred Member Units		11/2/2022	600							696	1,620
			Preferred Member Units		1/31/2017	122							2,966	2,510
													8,858	9,202
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock	(8)	8/6/2021	282							282	810

Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9) (30)	7/30/2021			SF+	11.00%		7/31/2026	—	—	—
			Secured Debt	(9)	7/30/2021		14.72%	SF+	11.00%		7/31/2026	5,190	5,188	5,190
			Preferred Stock	(23)	7/30/2021	2,500							2,500	2,590
													7,688	7,780
Pinnacle TopCo, LLC		Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
			Secured Debt	(30)	12/21/2023						12/21/2028	—	(5)	—
			Secured Debt		12/21/2023		13.00%				12/21/2028	6,520	6,441	6,520
			Preferred Equity	(8)	12/21/2023	110							3,135	5,110
													9,571	11,630
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		10.58%	SF+	6.75%	10.58%	6/30/2027	1,459	1,459	1,216
			Secured Debt	(9)	2/5/2025		10.58%	SF+	6.75%	10.58%	6/30/2027	462	462	385
			Secured Debt	(9)	7/17/2025		10.58%	SF+	6.75%	10.58%	6/30/2027	451	451	376
			Secured Debt	(9)	4/8/2021		10.58%	SF+	6.75%	10.58%	6/30/2027	15,260	15,254	12,715
			Common Equity		8/12/2024	107							—	—
													17,626	14,692
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(14) (30)	12/15/2021						12/15/2026	—	(14)	(14)
			Secured Debt	(14)	12/15/2021		12.50%			10.00%	12/15/2026	3,740	3,462	1,538
			Preferred Equity		12/15/2021	1,230							1,230	—
													4,678	1,524
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.80%				6/16/2028	750	747	750
			Secured Debt	(33)	6/16/2023		12.84%				6/16/2028	22,283	22,259	22,283
			Preferred Member Units	(8)	8/31/2018	55							508	5,510
													23,514	28,543
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%			8.50%	12/31/2027	256	256	955
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,918	5,425	1,897

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,681	2,852
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt	(17)	8/31/2018		12.00%			12.00%	8/31/2023	339	334	339
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	3,800	3,761	1,457
			Preferred Member Units		8/28/2023	1,651							165	—
			Preferred Member Units		2/1/2023	1,411							141	—
			Preferred Member Units		8/31/2018	136							2,311	—
													6,712	1,796
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt		5/31/2019		11.50%				5/31/2031	400	400	400
			Secured Debt		5/31/2019		13.50%				5/31/2031	7,820	7,664	7,820
			Secured Debt		11/21/2025		9.00%				5/31/2027	510	509	510
			Secured Debt		3/25/2026		9.00%				5/31/2027	525	523	525
			Secured Debt		3/25/2026		9.00%				5/31/2027	100	100	100
			Common Stock	(8)	5/31/2019	163							1,505	6,860
			Common Equity	(23)	11/21/2025	181							174	174
													10,875	16,389
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	2,200	2,165	2,125
			Preferred Equity	(8)	2/16/2024	1,000							1,154	193
													3,319	2,318
Victory Energy Operations, LLC		Provider of Industrial and Commercial Combustion Systems
			Secured Debt		10/3/2024		13.00%				10/3/2029	346	333	333
			Secured Debt		10/3/2024		13.00%				10/3/2029	7,749	7,598	7,598
			Preferred Equity		10/3/2024	8,259							3,609	4,050
													11,540	11,981
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9) (30)	12/1/2021			SF+	6.00%		12/1/2026	—	—	—
			Secured Debt		12/1/2021		11.50%				12/1/2026	5,700	5,686	5,686
			Preferred Equity	(23)	12/1/2021	3,060							3,060	3,060
													8,746	8,746
Subtotal Affiliate investments (55.9% of net assets at fair value)													$327,166	$418,827
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		4/15/2026		21.00%			21.00%	11/24/2032	$469	$376	$469
			Secured Debt		11/24/2025		21.00%			21.00%	11/24/2032	393	357	393
			Secured Debt		4/1/2025		20.00%			20.00%	11/24/2032	340	340	340
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	1,070	1,070	476
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	1,070	1,070	476
			Preferred Equity		3/28/2025	4,342,688							2,931	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Stock		12/11/2020	593,927							3,148	—
													9,292	2,154
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	8.00%	1.00%	3/11/2027	1,148	1,148	1,143
			Secured Debt	(9)	11/26/2025		11.00%	SF+	8.00%	1.00%	3/11/2027	90	89	89
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	8.00%	1.00%	3/11/2027	1,824	1,823	1,816
													3,060	3,048
AGS American Glass Services Acquisition, LLC	(10)	Provider of Custom Glass Fabrication & Installation and Specialty Coating Solutions
			Secured Debt	(9) (30)	7/24/2025			SF+	5.50%		7/24/2031	—	(43)	(43)
			Secured Debt	(9) (30)	7/24/2025			SF+	5.50%		7/24/2031	—	(24)	(24)
			Secured Debt	(9)	7/24/2025		9.16%	SF+	5.50%		7/24/2031	12,567	12,409	12,453
			Preferred Equity		7/24/2025	10,000							1,000	780
													13,342	13,166
Airo Purchaser, Inc.	(10)	Provider of HVAC and Plumbing Installation Services
			Secured Debt	(9) (30)	8/1/2025			SF+	5.25%		8/1/2030	—	(46)	(46)
			Secured Debt	(9) (30)	8/1/2025			SF+	5.25%		8/1/2030	—	(23)	(23)
			Secured Debt	(9)	8/1/2025		8.91%	SF+	5.25%		8/1/2030	22,263	21,944	22,263
			Common Equity		8/1/2025	1,233							1,233	1,340
													23,108	23,534
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	11							83	—

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (30)	11/19/2021			P+	5.25%		11/19/2028	—	(2)	(2)
			Secured Debt	(9)	11/19/2021		12.00%	P+	5.25%		11/19/2028	6,720	6,711	6,720
													6,709	6,718
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	2,392	2,392	2,392
			Secured Debt	(9)	11/6/2023		10.24%	SF+	6.50%	10.24%	11/6/2028	5,023	5,023	5,023
			Preferred Equity		11/6/2023	17,265							7,468	9,748
			Preferred Equity		11/6/2023	17,265							—	—
			Common Equity		11/9/2021	2,070							124	—
													15,007	17,163
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock	(8)	8/11/2022	62,402							62	110

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (28)	1/18/2022		9.95%	SF+	6.00%		1/18/2028	200	193	200
			Secured Debt	(9)	1/18/2022		8.95%	SF+	5.00%		1/18/2028	925	921	925
			Secured Debt	(9)	1/18/2022		10.95%	SF+	7.00%		1/18/2028	925	921	925
			Common Stock		1/18/2022	100,000							100	140
													2,135	2,190

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Auria Space, LLC	(10)	Provider of Satellite Operations and Command Software for Defense and Intelligence Platforms
			Secured Debt	(9) (30)	12/31/2025			SF+	5.00%		12/31/2030	—	(34)	(34)
			Secured Debt	(9)	12/31/2025		8.64%	SF+	5.00%		12/31/2030	13,793	13,608	13,793
			Secured Debt	(9)	12/31/2025		8.64%	SF+	5.00%		12/31/2030	12,931	12,759	12,931
			Member Units		2/6/2026	127,648							690	690
													27,023	27,380
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (30)	12/23/2022			SF+	7.25%		12/23/2027	—	(7)	(7)
			Secured Debt	(9) (30)	12/18/2025			SF+	7.25%		12/23/2027	—	(4)	(4)
			Secured Debt	(9)	12/23/2022		11.14%	SF+	7.25%		12/23/2027	3,214	3,177	3,214
			Common Equity		12/15/2021	137							130	168
													3,296	3,371
Behavior Development Group Holdings	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9)	12/17/2025		9.69%	SF+	6.00%		12/17/2030	1,500	1,467	1,500
			Secured Debt	(9)	12/17/2025		9.73%	SF+	6.00%		12/17/2030	15,913	15,702	15,913
			Common Equity		12/17/2025	500							500	500
													17,669	17,913
Berry Aviation, Inc.	(10)	Charter Airline Services
			Preferred Member Units	(23)	3/8/2024	286,109							286	347
			Preferred Member Units	(23)	11/12/2019	122,416							—	—
			Preferred Member Units	(23)	7/6/2018	1,548,387							—	—
													286	347
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (14) (17)	1/9/2024		12.23%	SF+	8.50%	11.23%	5/6/2026	215	134	269
			Secured Debt	(9) (14) (17)	10/19/2022		14.25%	P+	7.50%	13.25%	5/6/2026	2,930	2,878	90
			Secured Debt	(9) (14) (17)	8/28/2020		12.23%	SF+	8.50%	11.23%	5/6/2026	4,486	4,174	—
			Common Stock		10/1/2020	700,446							—	—
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	—
													8,297	359
Boccella Precast Products LLC		Manufacturer of Precast Hollow Core Concrete
			Secured Debt		9/23/2021		10.00%				2/28/2027	64	64	64
			Member Units	(8)	6/30/2017	540,000							564	660
													628	724
B-O-F Corporation	(10)	Manufacturer of Gravity Flow Shelving Solutions for Retail Applications
			Secured Debt	(9) (30)	2/3/2025			SF+	5.75%		2/3/2030	—	(11)	(11)
			Secured Debt	(9)	2/3/2025		8.44%	SF+	4.75%		2/3/2030	2,850	2,814	2,836
			Secured Debt	(9)	2/3/2025		10.44%	SF+	6.75%		2/3/2030	2,850	2,814	2,836
			Common Equity		2/3/2025	180,000							180	180
													5,797	5,841
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		9.59%	SF+	5.75%		5/1/2028	180	173	180

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	10/31/2025		9.59%	SF+	5.75%		5/1/2028	876	863	876
			Secured Debt	(9)	5/1/2023		8.59%	SF+	4.75%		5/1/2028	3,939	3,910	3,939
			Secured Debt	(9)	5/1/2023		10.59%	SF+	6.75%		5/1/2028	3,939	3,910	3,939
			Preferred Equity		5/1/2023	360							360	390
			Common Equity		5/1/2023	360							—	—
													9,216	9,324
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(24)	7/21/2014	1.59%							1,727	869
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	0.59%							6,337	5,968
													8,064	6,837
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	4,513	4,244	—
			Secured Debt	(14) (17)	6/28/2024		15.00%			15.00%	4/1/2025	—	—	—
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	4,078	4,078	—
			Preferred Member Units		6/30/2015	4	6.00%			6.00%			3,040	—
													11,362	—
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (30)	12/17/2021			SF+	6.00%		6/5/2030	—	(6)	(6)
			Secured Debt		12/17/2021		13.00%				6/5/2030	2,432	2,385	2,385
			Common Stock		12/17/2021	60,066							601	600
													2,980	2,979
CenterPeak Holdings, LLC		Executive Search Services
			Preferred Equity	(8)	12/10/2021	368							404	3,140

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (28)	2/7/2022		10.66%	SF+	6.75%		2/7/2027	676	671	676
			Secured Debt	(9)	2/7/2022		10.64%	SF+	6.75%		2/7/2027	3,274	3,266	3,274
			Secured Debt	(9)	6/24/2022		10.64%	SF+	6.75%		2/7/2027	181	181	181
			Secured Debt	(9)	3/27/2023		10.64%	SF+	6.75%		2/7/2027	438	437	438
			Secured Debt	(9)	5/11/2026		10.65%	SF+	6.75%		2/7/2027	359	352	359
													4,907	4,928
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17) (34)	9/23/2014						1/5/2015	2,643	2,299	4

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units		3/12/2020	39							—	510

Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt		3/6/2026		15.00%			15.00%	8/6/2026	656	646	646

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (14) (28)	8/6/2021		14.05%	SF+	10.25%	14.05%	8/6/2026	7,552	7,537	4,927
			Secured Debt	(9) (14)	8/6/2021		14.05%	SF+	10.25%	14.05%	8/6/2026	18,391	18,359	11,998
													26,542	17,571
Connect Telecommunications Solutions Holdings, Inc.	(13) (21)	Value-Added Distributor of Fiber Products and Equipment
			Secured Debt		10/9/2024		13.00%				10/9/2029	2,564	2,513	2,513
			Preferred Equity		10/9/2024	2,478							1,400	1,400
													3,913	3,913
Core Transformers	(10)	Refurbisher and Distributor of Electric Transformers
			Secured Debt	(9) (30)	9/24/2025			SF+	5.00%		9/23/2031	—	(86)	(86)
			Secured Debt	(9) (30)	9/24/2025			SF+	5.00%		9/23/2031	—	(86)	(86)
			Secured Debt	(9)	9/24/2025		8.66%	SF+	5.00%		9/23/2031	10,000	9,827	10,000
			Common Equity		9/24/2025	1,000,000							1,000	5,820
													10,655	15,648
Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9) (28)	6/29/2024		10.16%	SF+	6.50%		6/28/2029	449	435	445
			Secured Debt	(9)	6/29/2024		10.16%	SF+	6.50%		6/28/2029	2,827	2,786	2,798
			Secured Debt	(9)	6/29/2024		10.41%	SF+	6.75%		6/28/2029	8,502	8,375	8,169
			Secured Debt	(9)	8/15/2024		10.15%	SF+	6.50%		6/28/2029	1,885	1,861	1,865
													13,457	13,277
CoreStack, Inc.	(10)	Multi-Cloud Governance Platform Provider
			Secured Debt		3/25/2026		10.00%			10.00%	9/25/2028	410	410	410
			Secured Debt	(34)	3/25/2026						9/25/2028	3,800	3,800	3,800
													4,210	4,210
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (30)	12/27/2023			SF+	6.50%		6/27/2027	—	(13)	(13)
			Secured Debt	(9)	12/27/2023		10.33%	SF+	6.50%		6/27/2027	6,656	6,597	6,656
													6,584	6,643
CRC Evans USA Bidco, Inc.	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (30) (28)	8/19/2022			SF+	6.75%		6/30/2029	—	(10)	—
			Secured Debt	(9) (30)	12/31/2025			SF+	6.75%		6/30/2029	—	(16)	(16)
			Secured Debt	(9)	12/31/2025		10.74%	SF+	6.75%		6/30/2029	609	599	609
			Secured Debt	(9)	8/19/2022		10.71%	SF+	6.75%		6/30/2029	954	936	954
													1,509	1,547
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (30)	6/27/2024			SF+	7.00%		6/27/2029	—	(18)	(18)
			Secured Debt	(9)	3/4/2025		10.67%	SF+	7.00%		6/27/2029	16,568	16,336	16,568
			Secured Debt	(9)	6/27/2024		10.73%	SF+	7.00%		6/27/2029	10,391	10,267	10,391
			Common Equity		3/4/2025	2,862							286	160
													26,871	27,101
Dalton US Inc.	(10)	Provider of Supplemental Labor Services

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Stock		8/16/2022	37							52	50

Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		11.74%	SF+	8.00%	11.74%	12/31/2026	2,769	2,716	2,769
			Secured Debt	(9)	12/20/2022		12.74%	SF+	9.00%		12/31/2026	2,493	2,259	2,463
			Preferred Equity		12/20/2022	125,000							128	110
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													5,103	5,342
Electro Technical Industries, LLC	(10)	Manufacturer of Mission-Critical Electrical Distribution Systems
			Secured Debt	(9) (30)	3/31/2025			SF+	5.50%		3/31/2030	—	(64)	(64)
			Secured Debt	(9)	3/31/2025		9.14%	SF+	5.50%		3/31/2030	24,155	23,793	24,155
			Common Equity		3/31/2025	714,286							714	1,930
													24,443	26,021
Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (30)	10/3/2022			SF+	6.00%		10/3/2027	—	—	—
			Secured Debt		10/3/2022		12.00%				10/3/2027	1,089	1,081	1,081
			Secured Debt		10/3/2022		9.00%				10/3/2052	404	401	401
			Common Stock		10/3/2022	19							374	270
			Common Stock	(23)	10/3/2022	61							102	222
													1,958	1,974
Emerald Technologies Acquisition Co, Inc.	(11)	Design & Manufacturing
			Secured Debt	(9)	2/10/2022		10.13%	SF+	6.25%	5.25%	12/31/2029	2,306	2,293	1,810

Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9)	4/7/2023		9.73%	SF+	6.00%		4/7/2029	112	107	112
			Secured Debt	(9)	10/2/2024		9.73%	SF+	6.00%		4/7/2029	351	347	351
			Secured Debt	(9)	4/7/2023		9.73%	SF+	6.00%		4/7/2029	6,610	6,517	6,610
			Common Equity		4/7/2023	170,998							174	240
													7,145	7,313
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		10.99%	SF+	7.00%		12/22/2026	308	307	308
			Secured Debt	(9)	12/22/2021		10.99%	SF+	7.00%		12/22/2026	3,980	3,976	3,980
													4,283	4,288
FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt	(30)	5/28/2024						5/28/2029	—	—	—
			Secured Debt		5/28/2024		13.00%				5/29/2029	7,585	6,934	7,585
			Warrants	(8) (27)	5/28/2024	3					5/28/2034		980	3,400
													7,914	10,985
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9)	4/14/2025		10.89%	SF+	7.25%		10/14/2027	611	596	611
			Secured Debt	(9)	4/14/2025		10.90%	SF+	7.25%		10/14/2027	8,405	8,321	8,405
			Common Equity		11/10/2023	210,084							210	130

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													9,127	9,146
GradeEight Corp.	(10)	Distributor of Maintenance and Repair Parts
			Secured Debt	(9)	10/4/2024		11.15%	SF+	7.50%		10/4/2029	71	40	70
			Secured Debt	(9)	10/4/2024		11.37%	SF+	7.50%		10/4/2029	1,947	1,915	1,938
			Secured Debt	(9) (26)	10/4/2024		11.13%	SF+	7.50%		10/4/2029	14,268	14,081	14,205
			Common Equity		10/4/2024	570							564	370
													16,600	16,583
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (423 AER II, LP)	(24)	6/2/2025	4.13%							1,678	2,089

Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9) (30)	12/2/2016			SF+	6.00%		1/15/2029	—	(4)	—
			Secured Debt	(30)	1/2/2026						1/15/2029	—	—	—
			Secured Debt	(30)	1/2/2026						1/15/2029	—	—	—
			Secured Debt		12/2/2016		12.00%				1/15/2029	10,879	10,771	10,879
			Preferred Member Units	(8)	12/2/2016	56							713	6,580
			Preferred Member Units	(23)	12/2/2016	56							38	350
													11,518	17,809
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (14)	3/7/2024		9.01%	SF+	3.50%	2.50%	8/21/2026	1,465	1,437	652
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	8/21/2026	890	377	—
			Common Equity		3/7/2024	35,971							—	—
													1,814	652
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (28)	7/3/2024		9.17%	SF+	5.50%	1.50%	7/3/2029	960	945	960
			Secured Debt	(9)	7/3/2024		9.18%	SF+	5.50%	1.50%	7/3/2029	16,526	16,412	16,526
													17,357	17,486
Horwitz Holdings, LLC	(10)	Provider of Mechanical, Electrical and Plumbing Services
			Secured Debt	(9) (30)	6/30/2026			SF+	5.50%		6/30/2031	—	(78)	(78)
			Secured Debt	(9) (30)	6/30/2026			SF+	5.50%		6/30/2031	—	(52)	(52)
			Secured Debt	(9)	6/30/2026		9.23%	SF+	5.50%		6/30/2031	13,235	12,975	12,975
													12,845	12,845
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		11.94%	SF+	8.25%		12/31/2027	8,000	7,929	8,000

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		9.49%	SF+	5.75%		7/30/2028	102	98	102
			Secured Debt	(9)	7/30/2021		9.49%	SF+	5.75%		7/30/2028	6,106	6,076	6,106
			Secured Debt	(9)	7/30/2021		9.49%	SF+	5.75%		7/30/2028	1,892	1,883	1,892
													8,057	8,100
Ignite Visibility LLC	(10)	Digital Marketing Services Agency
			Secured Debt	(9)	12/15/2025		8.69%	SF+	5.00%		12/1/2028	7,931	7,835	7,929

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	12/15/2025		10.69%	SF+	7.00%		12/1/2028	7,931	7,835	7,926
													15,670	15,855
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Common Equity	(8)	6/8/2023	422							580	540

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/13/2025		9.74%	SF+	6.00%	4.00%	10/30/2028	1,812	1,812	1,812
			Secured Debt	(9)	7/31/2025		9.74%	SF+	6.00%	9.74%	10/30/2028	4,244	4,244	4,244
			Common Equity		7/31/2025	3,874,040							5,191	5,200
													11,247	11,256
Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt	(30)	2/2/2026						3/31/2028	—	—	—
			Secured Debt		3/31/2023		12.00%				3/31/2028	3,712	3,709	3,712
			Preferred Equity	(8)	3/31/2023	21,840							1,092	4,200
													4,801	7,912
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9)	7/19/2023		9.95%	SF+	6.25%		7/19/2028	725	706	659
			Secured Debt	(9)	7/19/2023		9.92%	SF+	6.25%		7/19/2029	16,505	16,379	15,010
			Common Equity		7/19/2023	47,847							239	10
													17,324	15,679
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (28)	4/3/2023		13.22%	SF+	9.50%	1.50%	4/3/2028	740	733	700
			Secured Debt	(9)	4/3/2023		13.22%	SF+	9.50%	1.50%	4/3/2028	6,252	6,196	5,910
			Secured Debt	(9)	6/14/2023		13.22%	SF+	9.50%	1.50%	4/3/2028	1,259	1,248	1,190
			Secured Debt	(9)	12/31/2024		13.22%	SF+	9.50%	1.50%	4/3/2028	291	291	274
			Common Equity		4/3/2023	137,302							358	75
													8,826	8,149
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (28)	12/9/2021		13.77%	SF+	10.00%	13.77%	8/7/2023	2,561	2,561	2,333
			Secured Debt	(9) (14) (17)	8/7/2019		10.74%	SF+	7.00%	10.74%	8/7/2023	7,334	7,254	19
			Common Stock		12/7/2021	2,143							—	—
													9,815	2,352
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9) (28)	8/28/2019		11.29%	SF+	7.50%		3/31/2029	934	928	738
			Secured Debt	(9)	8/28/2019		11.29%	SF+	7.50%	11.29%	3/31/2029	17,438	17,406	13,269
													18,334	14,007
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt	(30)	6/18/2026						6/30/2031	—	(6)	(6)
			Secured Debt		8/2/2021		13.00%				6/30/2031	12,874	12,595	12,595
			Preferred Equity		6/26/2024	178	25.00%			25.00%			178	290
			Preferred Equity		9/26/2025	39	25.00%			25.00%			39	39
			Preferred Equity		6/18/2026	34	25.00%			25.00%			34	34
			Common Stock		8/3/2021	50,753							689	710

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													13,529	13,662
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (14)	4/13/2023		12.27%	SF+	8.50%	9.77%	4/14/2028	2,962	2,808	429
			Common Equity		4/13/2023	186,322							—	—
													2,808	429
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9)	5/20/2024		10.95%	SF+	7.00%	10.95%	5/17/2029	482	478	395
			Secured Debt	(9) (26)	5/20/2024		10.95%	SF+	7.00%	10.95%	5/17/2029	2,222	2,199	1,824
			Secured Debt	(9) (26)	5/20/2024		10.95%	SF+	7.00%	10.95%	5/17/2029	2,228	2,205	1,828
			Secured Debt	(9) (26)	5/20/2024		10.95%	SF+	7.00%	10.95%	5/17/2029	2,233	2,210	1,832
													7,092	5,879
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		10.90%	SF+	7.00%		6/21/2027	295	293	295
			Secured Debt	(9)	6/30/2025		10.90%	SF+	7.00%		6/21/2027	1,623	1,615	1,622
			Secured Debt	(9)	6/21/2023		10.90%	SF+	7.00%		6/21/2027	1,234	1,165	1,234
			Secured Debt	(9)	6/21/2023		10.90%	SF+	7.00%		6/21/2027	1,234	1,165	1,234
			Secured Debt	(9)	6/30/2025		10.90%	SF+	7.00%		6/21/2027	443	440	443
			Secured Debt	(9)	3/4/2026		10.90%	SF+	7.00%		6/21/2027	590	590	590
			Warrants	(8) (27)	6/21/2023	48,327					6/21/2033		523	3,710
													5,791	9,128
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		11.31%	SF+	7.50%		11/4/2026	1,458	1,455	1,458
			Secured Debt	(9) (26)	2/27/2024		11.32%	SF+	7.50%		11/4/2026	1,251	1,248	1,251
			Secured Debt	(9) (26)	11/1/2024		11.32%	SF+	7.50%		11/4/2026	1,333	1,326	1,333
			Secured Debt	(9)	11/8/2021		11.32%	SF+	7.50%		11/4/2026	3,370	3,363	3,370
			Preferred Equity		11/8/2021	5,653,333							216	1,300
													7,608	8,712
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	3/30/2024		11.76%	SF+	8.00%		3/29/2029	1,523	1,523	1,523
			Secured Debt	(9)	3/30/2024		11.76%	SF+	8.00%		3/29/2029	1,137	1,137	1,137
			Common Stock		3/29/2024	4,535,784							166	230
													2,826	2,890
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	2,591	2,584	2,584
			Preferred Equity	(8)	3/28/2022	12,214							1,221	1,530
													3,805	4,114
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9) (14)	8/25/2025		8.89%	SF+	5.00%	8.89%	6/20/2030	544	544	523
			Secured Debt	(9) (14)	8/25/2025		9.89%	SF+	6.00%	9.89%	6/20/2030	3,043	3,043	640
			Secured Debt	(14)	8/25/2025		15.00%			15.00%	6/20/2030	1,404	517	—
			Common Equity		12/22/2021	140,351							140	—
			Common Equity		8/25/2025	70,000							70	—
													4,314	1,163

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
LBCT Topco LP		Provider of IT Hardware Services and Software Solutions
			Common Equity		6/22/2026	1,000,000							1,000	1,000

LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		11.84%	SF+	8.00%	3.00%	12/31/2029	4,742	4,661	3,975

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	4/11/2025		10.67%	SF+	7.00%	1.25%	12/31/2028	20,711	20,447	20,711
			Secured Debt		4/11/2025						12/31/2028	1,380	1,117	1,079
													21,564	21,790
MCT Purchaserco Holding Inc.	(10) (13) (21)	Manufacturer and Distributor of High-Voltage Disconnect Switches
			Secured Debt	(9)	12/1/2025		9.23%	SF+	5.50%		12/2/2030	5,475	5,421	5,475
			Secured Debt	(9)	12/1/2025		9.23%	SF+	5.50%		12/2/2030	21,479	21,289	21,479
			Common Equity		12/1/2025	863,506							619	675
													27,329	27,629
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(30)	10/19/2022						10/19/2026	—	(1)	—
			Secured Debt		10/19/2022		8.75%				10/19/2027	1,266	1,255	1,266
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			434	434
			Common Stock	(8)	10/19/2022	112,865							113	780
													1,801	2,480
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (30)	4/4/2022			SF+	5.50%		4/3/2028	—	(2)	(2)
			Secured Debt	(9)	11/20/2024		9.24%	SF+	5.50%		4/3/2028	1,321	1,312	1,321
			Secured Debt	(9)	4/4/2022		9.24%	SF+	5.50%		4/3/2028	1,369	1,360	1,369
													2,670	2,688
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (28)	11/30/2023		9.92%	SF+	6.25%		11/30/2028	1,125	1,111	1,015
			Secured Debt	(9) (26)	11/30/2023		9.91%	SF+	6.25%		11/30/2028	845	835	762
			Secured Debt	(9)	11/30/2023		8.92%	SF+	5.25%		11/30/2028	2,981	2,946	2,689
			Secured Debt	(9)	11/30/2023		10.92%	SF+	7.25%		11/30/2028	2,981	2,944	2,690
			Common Equity		11/30/2023	342,574							343	90
													8,179	7,246
Mission Critical Group	(10)	Backup Power Generation
			Secured Debt	(9) (30)	4/1/2026			SF+	5.25%		10/1/2030	—	(18)	(18)
			Secured Debt	(9) (30)	4/1/2026			SF+	5.25%		10/1/2030	—	(51)	(51)
			Secured Debt	(9)	4/1/2026		8.93%	SF+	5.25%		10/1/2030	24,121	23,799	24,121
			Common Equity		6/7/2023	532							532	17,960
													24,262	42,012
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		13.00%				8/19/2029	1,596	1,496	1,496
			Preferred Member Units	(8)	8/19/2024	40,821	12.00%			12.00%			511	720

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Warrants	(27)	8/19/2024	14,842					8/19/2029		148	270
													2,155	2,486
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt		5/24/2022		9.00%			6.00%	5/30/2029	1,199	1,195	1,254
			Secured Debt		5/24/2022		9.00%			6.00%	5/30/2029	3,072	3,061	3,472
			Secured Debt		5/24/2022		9.00%			6.00%	5/30/2029	5,231	5,213	5,231
			Secured Debt		6/25/2025		9.00%			6.00%	5/30/2029	356	353	350
			Common Stock		8/30/2022	31,980,838							352	127
													10,174	10,434
Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (30)	6/21/2024			SF+	7.50%		12/21/2028	—	(13)	(13)
			Secured Debt	(9)	6/21/2024		11.25%	SF+	7.50%	0.50%	6/21/2029	11,809	11,481	11,809
			Secured Debt	(9)	5/13/2025		11.25%	SF+	7.50%	0.50%	6/21/2029	1,343	1,301	1,343
													12,769	13,139
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		9.73%	SF+	6.00%		11/16/2027	1,011	1,006	1,011
			Secured Debt	(9)	4/1/2024		9.73%	SF+	6.00%		11/16/2027	2,810	2,794	2,810
													3,800	3,821
PavCon LLC	(10)	Provider of Predictive Data Analytics to the Department of Defense
			Secured Debt	(9) (30)	1/2/2026			SF+	5.50%		1/2/2031	—	(45)	(45)
			Secured Debt	(9) (30)	1/2/2026			SF+	5.50%		1/2/2031	—	(45)	(45)
			Secured Debt	(9)	1/2/2026		9.49%	SF+	5.50%		1/2/2031	17,456	17,142	17,282
													17,052	17,192
Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	806							1,805	—

PrimeFlight Aviation Services	(10) (13)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		9.16%	SF+	5.50%		5/1/2029	5,820	5,717	5,820
			Secured Debt	(9)	9/7/2023		9.23%	SF+	5.50%		5/1/2029	556	545	556
			Secured Debt	(9)	1/30/2024		9.23%	SF+	5.50%		5/1/2029	559	551	559
			Secured Debt	(9)	6/28/2024		8.98%	SF+	5.25%		5/1/2029	635	629	635
			Secured Debt	(9)	1/21/2025		8.92%	SF+	5.25%		5/1/2029	1,407	1,398	1,407
			Secured Debt	(9)	7/31/2025		8.91%	SF+	5.25%		5/1/2029	1,320	1,310	1,320
			Secured Debt	(9)	11/21/2025		8.39%	SF+	4.75%		5/1/2029	1,078	1,069	1,078
			Secured Debt	(9)	2/4/2026		8.41%	SF+	4.75%		5/1/2029	5,875	5,824	5,875
													17,043	17,250
Pro-Max Restoration & Paint, LLC	(10)	Specialty Trade Contractors for the Construction Sector
			Secured Debt	(9) (30)	4/24/2026			SF+	5.75%		4/24/2031	—	(28)	(28)
			Secured Debt	(9)	4/24/2026		9.42%	SF+	5.75%		4/24/2031	16,150	15,993	15,993
			Common Equity		4/24/2026	952,381							952	952
													16,917	16,917
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (30) (28)	8/24/2023			SF+	5.00%		8/24/2028	—	(25)	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	8/24/2023		8.67%	SF+	5.00%		8/24/2028	9,611	9,482	9,611
			Secured Debt	(9)	9/10/2024		8.67%	SF+	5.00%		8/24/2028	4,736	4,683	4,736
													14,140	14,347
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt	(30)	8/27/2021						8/31/2029	—	(2)	—
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	4,706	4,687	3,545
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	4,753	4,733	3,439
													9,418	6,984
Royal Cup Inc.	(10)	Coffee Roaster and Beverage Solutions Provider
			Preferred Equity		11/26/2025	1,349,113							1,349	1,349

Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		9.23%	SF+	5.50%		5/16/2028	3,134	3,052	3,134
			Secured Debt	(9)	7/16/2021		9.23%	SF+	5.50%		5/16/2028	7,358	7,358	7,358
													10,410	10,492
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		14.00%				3/21/2030	5,690	5,613	5,690
			Common Stock		9/13/2018	17,500							—	750
													5,613	6,440
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (30)	8/8/2024			SF+	5.00%		8/8/2029	—	—	—
			Secured Debt	(9)	8/8/2024		8.74%	SF+	5.00%		8/8/2029	32,113	32,093	32,113
			Secured Debt	(9)	7/31/2025		8.74%	SF+	5.00%		8/8/2029	6,492	6,443	6,492
			Common Equity		12/10/2021	61							61	83
													38,597	38,688
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (28)	7/1/2022		10.86%	SF+	7.00%		7/2/2029	660	649	660
			Secured Debt	(9)	7/1/2022		10.88%	SF+	7.00%		7/2/2029	4,800	4,749	4,800
			Common Stock		7/1/2022	200,000							200	200
													5,598	5,660
TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9) (30)	12/31/2024			SF+	5.50%		12/31/2029	—	(5)	(5)
			Secured Debt	(9) (30)	12/31/2024			SF+	5.50%		12/31/2029	—	(4)	(4)
			Secured Debt	(9)	12/31/2024		9.33%	SF+	5.50%		12/31/2029	2,298	2,274	2,298
													2,265	2,289
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(8) (23)	7/7/2021	1,000,000							1,000	3,100

The Affiliati Network, LLC		Performance Marketing Solutions
			Preferred Stock		9/1/2023	78,227							78	78
			Preferred Stock	(8)	8/9/2021	320,000							1,600	1,600
													1,678	1,678
Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9)	3/11/2024		10.23%	SF+	6.50%		3/11/2029	1,370	1,344	1,370

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	3/11/2024		10.23%	SF+	6.50%		3/11/2029	12,852	12,608	12,852
			Secured Debt	(9)	2/27/2025		10.23%	SF+	6.50%		3/11/2029	1,645	1,617	1,645
			Secured Debt	(9)	8/5/2025		10.23%	SF+	6.50%		3/11/2029	1,861	1,826	1,861
			Preferred Equity		3/11/2024	522,651	8.00%			8.00%			529	710
													17,924	18,438
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9) (17)	3/18/2026		14.70%	SF+	11.00%	10.00%	5/2/2026	490	468	468
			Secured Debt	(9) (14)	6/1/2023		13.75%	P+	7.00%	7.00%	5/2/2027	6,741	1,783	1,333
			Secured Debt	(14)	6/1/2023						5/2/2027	692	15	—
													2,266	1,801
UBM AcquireCo LLC		Mail Commingling and Logistics Provider
			Secured Debt	(30)	12/20/2025						12/20/2027	—	(18)	(18)
			Secured Debt		12/20/2025		10.00%				12/20/2030	3,900	3,808	3,808
			Secured Debt		12/20/2025		10.00%				12/20/2030	10,700	10,461	10,461
			Common Equity	(8)	12/20/2025	20							2,000	1,970
													16,251	16,221
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	7/29/2024		10.23%	SF+	6.50%		7/29/2029	19,196	18,949	19,196
			Common Equity		7/29/2024	435							435	460
													19,384	19,656
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/7/2026		11.42%	SF+	7.75%	1.75%	4/5/2029	244	240	208
			Secured Debt	(9)	1/11/2023		11.40%	SF+	7.75%	1.75%	4/5/2029	3,026	2,979	2,579
													3,219	2,787
Vitesse Systems	(10)	Component Manufacturing and Machining Platform
			Secured Debt	(28)	12/22/2023		10.99%	SF+	7.00%		12/22/2028	2,273	2,241	2,273
			Secured Debt	(9)	3/4/2026		10.99%	SF+	7.00%		12/22/2028	1,052	1,029	1,052
			Secured Debt	(9)	12/22/2023		10.99%	SF+	7.00%		12/22/2028	12,188	12,036	12,187
													15,306	15,512
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	769,231							769	2,980

Wash & Wax Systems LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	4/30/2025		9.20%	SF+	5.50%		4/30/2028	44	44	44
			Secured Debt	(9)	4/30/2025		9.16%	SF+	5.50%	9.16%	4/30/2028	1,090	1,090	1,090
			Secured Debt		4/30/2025		12.00%			12.00%	7/31/2028	758	758	758
			Common Equity		4/30/2025	439							465	40
													2,357	1,932
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(30)	6/30/2026						6/30/2029	—	—	—
			Secured Debt		6/30/2026		6.00%			6.00%	6/30/2029	1,905	1,905	1,905

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Shares		6/30/2026	1,212							—	—
			Preferred Stock		6/30/2026	1,212	12.00%			12.00%			694	694
													2,599	2,599
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (30) (28)	11/19/2021			SF+	8.00%		11/19/2027	—	(62)	—
			Secured Debt	(9)	11/19/2021		11.95%	SF+	8.00%		11/19/2027	2,343	2,331	2,343
			Secured Debt	(9)	1/16/2024		10.95%	SF+	7.00%		11/19/2027	9,050	8,998	9,050
			Secured Debt	(9)	1/16/2024		12.95%	SF+	9.00%		11/19/2027	9,050	8,998	9,050
													20,265	20,443
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2027	1,273	1,266	1,266
			Preferred Equity	(8)	12/12/2022	530							530	530
													1,796	1,796
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		9.80%	SF+	6.00%		12/20/2028	1,158	1,146	1,158
			Secured Debt	(9)	12/17/2021		9.77%	SF+	6.00%		12/20/2028	2,292	2,277	2,292
			Secured Debt	(9)	3/31/2025		9.83%	SF+	6.00%		12/20/2028	601	593	601
													4,016	4,051
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear
			Secured Debt	(9)	8/22/2018		11.24%	SF+	7.50%		8/9/2027	4,965	4,942	4,365

ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		11.75%	P+	5.00%		6/14/2029	951	935	951
			Secured Debt	(9) (26)	6/14/2024		9.73%	SF+	6.00%		6/14/2029	1,975	1,949	1,975
			Secured Debt	(9)	6/14/2024		9.85%	SF+	6.00%		6/14/2029	805	799	805
			Secured Debt	(9)	4/24/2026		9.68%	SF+	6.00%		6/14/2029	935	916	935
			Secured Debt	(9)	6/14/2024		9.70%	SF+	6.00%		6/14/2029	5,753	5,685	5,753
													10,284	10,419
Subtotal Non-Control/Non-Affiliate investments (122.6% of net assets at fair value)													$927,880	$917,956
Total Portfolio Company investments, June 30, 2026 (185.6% of net assets at fair value)													$1,307,825	$1,389,403

Money market funds (included in cash and cash equivalents)
First American Treasury Obligations Fund Class Z	(16)												$8,288	$8,288
Fidelity Government Portfolio Fund Class III	(31)												11,980	11,980
Total money market funds													$20,268	$20,268
___________________________________________________

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)
(1)All investments are LMM (as defined below) portfolio investments, unless otherwise noted. See Note C — Fair Value Hierarchy for Investments — Portfolio Composition for a description of LMM portfolio investments. All of the Fund’s investments, unless otherwise noted, are encumbered as security for one of the Credit Facilities (as defined below).
(2)Debt investments are income producing, unless otherwise noted by footnote (14) or (34), as described below. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below.
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
(14)Debt investment currently on non-accrual status.
(15)All of the Fund’s portfolio investments are generally subject to restrictions on resale as “restricted securities.”
(16)Effective yield as of June 30, 2026 was approximately 3.53% on the First American Treasury Obligations Fund Class Z.
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
(19)Investments may have a portion, or all, of their income received from Payment-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of June 30, 2026.
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

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)
(25)A majority of the variable rate loans in the Investment Portfolio (as defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the federal funds rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of June 30, 2026, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2026.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)Revolving line of credit facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of June 30, 2026.
(29)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(30)The position is unfunded and no interest income is being earned as of June 30, 2026. The position may earn a nominal unused facility fee on committed amounts.
(31)Effective yield as of June 30, 2026 was approximately 3.28% on the Fidelity Government Portfolio Fund Class III.
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
(34)Non-income producing debt investment.

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
2.Basis of Presentation
MSC Income’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Fund is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. MSC Income’s results of operations for the three and six months ended June 30, 2026 and 2025, cash flows for the six months ended June 30, 2026 and 2025 and financial position as of June 30, 2026 and December 31, 2025 are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The accompanying unaudited consolidated financial statements of MSC Income are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 15 and 18 Private Loan portfolio companies as of June 30, 2026 and 2025, respectively, representing 23% and 22% of the total Private Loan portfolio at fair value as of June 30, 2026 and 2025, respectively. A total of 64 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm as of the end of a fiscal quarter during the trailing twelve months ended June 30, 2026, representing 91% of the total Private Loan portfolio at fair value as of June 30, 2026. Excluding its investments in Private Loan portfolio companies that, as of June 30, 2026, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment, 97% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2026.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each LMM portfolio company at least once every calendar year, and for MSC Income’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 13 and 16 LMM portfolio companies as of June 30, 2026 and 2025, respectively, representing 19% and 27% of the total LMM portfolio at fair value as of June 30, 2026 and 2025, respectively. A total of 47 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm as of the end of a fiscal quarter during the trailing twelve months ended June 30, 2026, representing 97% of the total LMM portfolio at fair value as of June 30, 2026. Excluding its investments in LMM portfolio companies whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 98% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended June 30, 2026.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
For valuation purposes, all of MSC Income’s Middle Market portfolio investments are non-control investments. To the extent sufficient observable inputs are available to determine fair value, MSC Income uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. MSC Income generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (77% and 85% as of June 30, 2026 and December 31, 2025, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) MSC Income has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
For valuation purposes, all of MSC Income’s Other Portfolio investments are non-control investments. MSC Income’s Other Portfolio investments comprised 1.1% and 1.2% of MSC Income’s Investment Portfolio at fair value as of June 30, 2026 and December 31, 2025, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income generally determines the fair value of these investments using the NAV valuation method.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of its executive officers, to serve as the Board of Directors’ valuation designee. MSC Income believes its Investment Portfolio as of June 30, 2026 and December 31, 2025 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2026 and December 31, 2025, the Fund had $20.3 million and $11.1 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Fund’s primary investment strategies. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of June 30, 2026 and December 31, 2025, cash balances totaling $6.9 million and $8.5 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Fund to risk related to the uninsured balance.
4.Interest, Dividend and Fee Income
MSC Income records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded when dividends are declared by the portfolio company or at such other time that an obligation exists for the portfolio company to make a distribution. MSC Income evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if MSC Income otherwise does not expect the debtor to be able to service its debt obligation, MSC Income will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is repaid, sold or written off, MSC Income removes it from non-accrual status. Generally, any interest payments received from investments on non-accrual status reduce the cost basis of the investment and are not recorded as income.
As of June 30, 2026, investments on non-accrual status were $26.7 million at fair value and $76.3 million at cost and comprised 1.9% and 5.8% of MSC Income’s total Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, investments on non-accrual status were $13.7 million at fair value and $49.0 million at cost and comprised 1.0% and 3.9% of MSC Income’s total Investment Portfolio at fair value and cost, respectively.
MSC Income holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.8. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the PIK interest and cumulative dividends in cash. MSC Income stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2026 and 2025, (i) 7.1% and 5.6%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.8% and 1.5%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2026 and 2025, (i) 7.2% and 5.7%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.8% and 0.9%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash.

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
A summarized presentation of total investment income MSC Income earned from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Interest, dividend and fee income:
Interest income	$30,040	$29,349	$59,420	$56,773
Dividend income	3,829	4,956	7,366	10,098
Fee income	1,831	1,338	3,001	1,999
Total investment income	$35,700	$35,643	$69,787	$68,870
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
To maintain RIC tax treatment (see Note B.8. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the interest income. For each of the three months ended June 30, 2026 and 2025, 2.3% of MSC Income’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization. For the six months ended June 30, 2026 and 2025, 2.4% and 2.3%, respectively, of MSC Income’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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
As of June 30, 2026 and December 31, 2025, all of MSC Income’s Private Loan portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Private Loan portfolio investments were categorized as Level 3 as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, all of MSC Income’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s LMM portfolio investments were categorized as Level 3 as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, MSC Income’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Middle Market portfolio investments were categorized as Level 3 as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, all of MSC Income’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s Other Portfolio investments were categorized as Level 3 as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.

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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A summary of the significant unobservable inputs used in the fair value measurement of MSC Income’s Level 3 portfolio investments as of June 30, 2026 and December 31, 2025 is as follows:

Type of Investment	Fair Value as of June 30, 2026 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)	Weighted-Average (3)(4)	Median (3)
Equity investments	$334,642	Discounted cash flow	WACC	10.4% - 22.3%	14.5%	14.8%
		Market comparable / Enterprise value	EBITDA multiple (1)	5.1x - 9.4x (2)	7.3x	7.3x
Debt investments	$1,052,517	Discounted cash flow	Risk adjusted discount rate (5)	7.8% - 17.0% (2)	11.7%	11.0%
			Expected principal recovery percentage	0.2% - 500.0%	99.3%	100.0%
Debt investments	$2,244	Market approach	Third-party quote	14.5 - 78.5	66.1	46.5
Total Level 3 investments	$1,389,403
_____________________
(1)EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 16.6x and the range for risk adjusted discount rate is 7.1% - 31.4%.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A summary of changes in the fair value of MSC Income’s Level 3 portfolio investments for the six months ended June 30, 2026 and 2025 is as follows (in thousands):

Type of Investment	Fair Value as of December 31, 2025	Transfers Into (Out of) Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of June 30, 2026	Net Change in Unrealized Appreciation (Depreciation) for the Six Months Ended June 30, 2026 on Assets Still Held
Debt	$1,017,495	$—	$(98,960)	$150,918	$502	$(14,479)	$(715)	$1,054,761	$(14,571)
Equity	310,102	—	(10,561)	6,506	(11,050)	31,550	715	327,262	30,052
Equity Warrant	7,790	—	—	—	—	(410)	—	7,380	(410)
	$1,335,387	$—	$(109,521)	$157,424	$(10,548)	$16,661	$—	$1,389,403	$15,071
______________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2024	Transfers Into (Out of) Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of June 30, 2025	Net Change in Unrealized Appreciation (Depreciation) for the Six Months Ended June 30, 2025 on Assets Still Held
Debt	$895,676	$—	$(152,356)	$211,733	$23,783	$(11,784)	$(12,109)	$954,943	$(9,540)
Equity	277,553	—	(8,793)	2,196	(8,254)	9,541	12,109	284,352	2,529
Equity Warrant	4,278	—	—	—	—	1,990	—	6,268	1,990
	$1,177,507	$—	$(161,149)	$213,929	$15,529	$(253)	$—	$1,245,563	$(5,021)
_____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
As of June 30, 2026 and December 31, 2025, MSC Income’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
June 30, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$848,466	$—	$—	$848,466
LMM portfolio investments	503,851	—	—	503,851
Middle Market portfolio investments	21,909	—	—	21,909
Other Portfolio investments	15,177	—	—	15,177
Total investments	$1,389,403	$—	$—	$1,389,403

		Fair Value Measurements
		(in thousands)
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$808,957	$—	$—	$808,957
LMM portfolio investments	487,593	—	—	487,593
Middle Market portfolio investments	23,307	—	—	23,307
Other Portfolio investments	15,530	—	—	15,530
Total investments	$1,335,387	$—	$—	$1,335,387
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
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and six months ended June 30, 2026 and 2025, MSC Income did not record investment income from any single portfolio company in excess of 10% of total investment income.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A summary of MSC Income’s Private Loan and LMM portfolio investments as of June 30, 2026 and December 31, 2025 is as follows (this information excludes Middle Market and Other Portfolio investments, which are discussed further below):

	June 30, 2026
	Private Loan	LMM (a)

	(dollars in millions)
Number of portfolio companies	81	55
Fair value	$848.5	$503.9
Cost	$856.3	$397.6
Debt investments as a % of portfolio (at cost)	92.9%	71.1%
Equity investments as a % of portfolio (at cost)	7.1%	28.9%
% of debt investments at cost secured by first priority lien	99.5%	99.9%
Weighted-average annual effective yield (b)	10.4%	12.7%
Average EBITDA (c)	$32.9	$13.1
___________________
(a)As of June 30, 2026, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 8%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of June 30, 2026, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of June 30, 2026. The weighted-average annual effective yield on MSC Income’s debt portfolio as of June 30, 2026, including debt investments on non-accrual status, was 9.7% for its Private Loan portfolio investments and 12.0% for its LMM portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on their investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan portfolio companies and a simple average for the LMM portfolio companies. These calculations exclude certain portfolio companies, including three Private Loan portfolio companies and four LMM portfolio companies, as EBITDA is not a meaningful valuation metric for MSC Income’s investments in these portfolio companies, and those portfolio companies whose primary operations have ceased and only residual value remains.

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
(c)The average EBITDA is calculated using a weighted-average for the Private Loan portfolio companies and a simple average for the LMM portfolio companies. These calculations exclude certain portfolio companies, including four Private Loan portfolio companies and three LMM portfolio companies, as EBITDA is not a meaningful valuation metric for MSC Income’s investments in these portfolio companies, and those portfolio companies whose primary operations have ceased and only residual value remains.
As of June 30, 2026, MSC Income had Middle Market portfolio investments in eight portfolio companies, collectively totaling $21.9 million in fair value and $40.8 million in cost basis, which comprised 1.6% and 3.1% of MSC Income’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, MSC Income had Middle Market Portfolio investments in eight portfolio companies, collectively totaling $23.3 million in fair value and $39.8 million in cost basis, which comprised 1.7% and 3.2% of MSC Income’s Investment Portfolio at fair value and cost, respectively.
As of June 30, 2026, MSC Income had Other Portfolio investments in seven entities, spread across four investment managers, collectively totaling $15.2 million in fair value and $13.2 million in cost basis, which comprised 1.1% and 1.0% of MSC Income’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $15.5 million in fair value and $13.7 million in cost basis, which comprised 1.2% and 1.1% of MSC Income’s Investment Portfolio at fair value and cost, respectively.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
For the three months ended June 30, 2026 and 2025, MSC Income achieved an annualized total return on investments of 16.8% and 12.2%, respectively. For the six months ended June 30, 2026 and 2025, MSC Income Fund achieved an annualized total return on investments of 13.3% and 11.5%, respectively. For the year ended December 31, 2025, MSC Income achieved a total return on investments of 13.9%. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. MSC Income’s total return on investments is not reflective of what an investor in shares of MSC Income’s common stock will realize on their investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
The composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of June 30, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments, which are discussed above):

Cost:	June 30, 2026	December 31, 2025
First lien debt	85.5%	85.1%
Equity	14.0	14.7
Second lien debt	0.3	—
Equity warrants	0.2	0.2
Other	—	—
	100.0%	100.0%

Fair Value:	June 30, 2026	December 31, 2025
First lien debt	76.5%	77.1%
Equity	22.7	22.3
Second lien debt	0.3	—
Equity warrants	0.5	0.6
Other	—	—
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income’s Private Loan, LMM and Middle Market portfolio companies are located primarily in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the U.S. and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of June 30, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments):

Cost:	June 30, 2026	December 31, 2025
West	21.9%	22.0%
Midwest	21.7	20.9
Southeast	19.6	18.5
Southwest	18.0	19.4
Northeast	14.8	15.1
Canada	3.1	3.1
Other Non-U.S.	0.9	1.0
	100.0%	100.0%

Fair Value:	June 30, 2026	December 31, 2025
West	22.9%	22.3%
Midwest	22.1	21.2
Southwest	19.8	21.8
Southeast	17.7	16.5
Northeast	13.6	14.3
Canada	3.0	2.9
Other Non-U.S.	0.9	1.0
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value, as of June 30, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments):

Cost:	June 30, 2026	December 31, 2025
Electrical Equipment	10.1%	9.5%
Construction & Engineering	7.0	5.0
Machinery	6.4	6.9
Commercial Services & Supplies	5.6	7.4
Professional Services	5.4	5.9
Aerospace & Defense	4.6	2.2
Distributors	4.4	4.5
Internet Software & Services	4.2	4.4
Diversified Consumer Services	4.1	4.6
Containers & Packaging	4.1	4.2
IT Services	3.9	4.4
Health Care Providers & Services	3.5	3.4
Leisure Equipment & Products	3.1	3.1
Chemicals	3.0	3.2
Auto Components	2.8	2.8
Hotels, Restaurants & Leisure	2.6	2.7
Air Freight & Logistics	2.6	1.9
Textiles, Apparel & Luxury Goods	2.4	2.5
Specialty Retail	2.3	2.3
Communications Equipment	2.1	2.2
Computers & Peripherals	1.9	1.8
Energy Equipment & Services	1.5	1.5
Software	1.5	1.6
Marine	1.3	1.5
Media	1.3	1.0
Internet & Catalog Retail	1.3	1.4
Trading Companies & Distributors	1.3	1.4
Food & Staples Retailing	1.2	1.2
Household Products	1.2	1.3
Diversified Financial Services	1.0	1.0
Beverages	0.1	1.0
Other (1)	2.2	2.2
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually representing less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	June 30, 2026	December 31, 2025
Electrical Equipment	11.9%	9.8%
Construction & Engineering	7.7	5.8
Machinery	7.6	8.0
Professional Services	5.4	5.8
Distributors	5.3	5.3
Commercial Services & Supplies	4.7	6.6
Diversified Consumer Services	4.5	5.0
Aerospace & Defense	4.4	2.1
Containers & Packaging	4.3	4.5
Computers & Peripherals	3.7	3.5
Internet Software & Services	3.3	3.5
IT Services	3.0	4.7
Auto Components	2.9	2.7
Health Care Providers & Services	2.9	3.0
Chemicals	2.8	3.0
Air Freight & Logistics	2.5	1.8
Textiles, Apparel & Luxury Goods	2.4	2.5
Leisure Equipment & Products	2.2	2.4
Specialty Retail	2.1	2.2
Communications Equipment	2.0	2.1
Software	1.9	2.0
Energy Equipment & Services	1.5	1.5
Media	1.4	1.0
Household Products	1.3	1.3
Marine	1.3	1.4
Trading Companies & Distributors	1.2	1.3
Hotels, Restaurants & Leisure	1.1	1.4
Diversified Financial Services	1.0	1.0
Food & Staples Retailing	0.9	1.0
Other (1)	2.8	3.8
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually representing less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
As of June 30, 2026 and December 31, 2025, MSC Income had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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
As of June 30, 2026 and December 31, 2025, MSC Income had no single investment that qualified as a significant subsidiary under either the investment or income tests.
NOTE D — DEBT
A summary of MSC Income’s debt as of June 30, 2026 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)

	(in thousands)
SPV Facility	$249,000	$—	$249,000	$249,000
Corporate Facility	113,000	—	113,000	113,000
Main Street Facility	—	—	—	—
October 2026 Notes	150,000	(99)	149,901	148,486
May 2029 Notes	150,000	(721)	149,279	148,129
Total Debt	$662,000	$(820)	$661,180	$658,615
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
A summary of MSC Income’s interest expense for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
SPV Facility	$4,008	$4,217	$7,945	$9,014
Corporate Facility	1,803	2,871	4,646	4,728
Main Street Facility	29	—	92	—
October 2026 Notes	1,589	1,590	3,179	3,179
May 2029 Notes	2,436	—	2,923	—
Total Interest Expense	$9,865	$8,678	$18,785	$16,921
A summary of MSC Income’s weighted-average amount of total debt outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs and fees on unused lender commitments for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in millions)
Weighted-average debt outstanding	$666.3	$562.7	$646.2	$537.4
Weighted-average effective interest rate	5.9%	6.2%	5.8%	6.3%

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
As of June 30, 2026, the SPV Facility included (i) total commitments of $300.0 million, (ii) an accordion feature with the right to request an increase of total commitments and borrowing availability up to $450.0 million and (iii) a revolving period through February 2029 and a final maturity date in February 2030. As of June 30, 2026, advances under the SPV Facility bore interest at a rate equal to the applicable SOFR in effect, plus a margin of 2.20%. MSIF Funding also pays a commitment fee of 0.75% on the average daily unused amount of the financing commitments until February 2029. The SPV Facility is secured by a first lien on the assets of MSIF Funding. Borrowing availability under the SPV Facility is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
As of June 30, 2026, the interest rate for borrowings on the SPV Facility was 5.9%. The average interest rate for borrowings under the SPV Facility was 5.9% and 6.5% for the three months ended June 30, 2026 and 2025, respectively, and 5.9% and 6.9% for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, MSC Income was in compliance with all financial covenants of the SPV Facility.
Corporate Facility
MSC Income maintains a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “Corporate Facility”) with EverBank, as administrative agent, and with EverBank and other financial institutions as lenders.
As of June 30, 2026, the Corporate Facility included (i) total commitments of $245.0 million from a diversified group of seven lenders, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $300.0 million of total commitments and (iii) a revolving period through November 2028 and a final maturity date in May 2029, with two one-year extension options subject to lender approval.
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
As of June 30, 2026, the interest rate for borrowings on the Corporate Facility was 5.7%. The average interest rate for borrowings under the Corporate Facility was 5.7% and 6.4% for the three months ended June 30, 2026 and 2025, respectively, and 5.7% and 6.4% for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, MSC Income was in compliance with all financial covenants of the Corporate Facility.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Main Street Facility
On February 26, 2026, Main Street provided MSC Income with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note (as amended, restated or otherwise modified, the “Main Street Facility” and, together with the SPV Facility and the Corporate Facility, the “Credit Facilities”), which currently provides for borrowings up to $30.0 million. Borrowings under the Main Street Facility bear interest at a rate of SOFR plus 4.5%, subject to a 2.0% SOFR floor and mature in December 2029. Available borrowings under the Main Street Facility are subject to a 0.25% non-use fee. The borrowings under the Main Street Facility are unsecured. As of June 30, 2026, there were no borrowings outstanding under the Main Street Facility.
October 2026 Notes
Pursuant to a Master Note Purchase Agreement dated October 22, 2021 (the “October 2026 Note Purchase Agreement”), MSC Income issued $77.5 million in aggregate principal amount of 4.04% Series A Senior Notes due October 30, 2026 (the “October 2026 Notes”) upon entering into the October 2026 Note Purchase Agreement and an additional $72.5 million aggregate principal amount on January 21, 2022. The October 2026 Notes bear a fixed interest rate of 4.04% per year and mature on October 30, 2026, unless redeemed, purchased or prepaid prior to such date by the Fund in accordance with their terms.
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
The October 2026 Note Purchase Agreement also contains customary terms, conditions and events of default for senior unsecured notes issued in a private placement. As of June 30, 2026, MSC Income was in compliance with all covenants and other requirements of the October 2026 Notes.
May 2029 Notes
Pursuant to a Master Note Purchase Agreement dated March 12, 2026 (the “May 2029 Note Purchase Agreement”), MSC Income issued $150.0 million in aggregate principal amount of 6.34% Series A Senior Notes due May 31, 2029 (the “May 2029 Notes”). The May 2029 Notes bear a fixed interest rate of 6.34% per year and mature on May 31, 2029, unless redeemed, purchased or prepaid prior to such date by the Fund in accordance with their terms.
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
The May 2029 Note Purchase Agreement also contains customary terms, conditions and events of default for senior unsecured notes issued in a private placement. As of June 30, 2026, MSC Income was in compliance with all covenants and other requirements of the May 2029 Notes.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE E — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of MSC Income for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
Per Share Data:	2026	2025
NAV as of the beginning of the period	$15.85	$15.53
Net investment income (1)	0.62	0.70
Net realized gain (loss) (1)(2)	0.21	(0.36)
Net unrealized appreciation (1)(2)	0.14	0.33
Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (1)(2)	(0.04)	0.03
Net increase in net assets resulting from operations (1)	0.93	0.70
Dividends paid from net investment income (3)	(0.36)	(0.72)
Distributions paid or accrued (3)	(0.36)	(0.72)
Accretive effect of stock repurchases (repurchasing shares below NAV per share)	0.10	—
Dilutive effect of stock offerings (issuing shares below NAV per share)	—	(0.16)
Other (4)	(0.01)	(0.02)
NAV as of the end of the period	$16.51	$15.33
Market value as of the end of the period	$11.57	$16.43
Shares outstanding as of the end of the period	45,345,229	47,148,802
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
(4)Includes the impact of the different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date and other minor changes.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Six Months Ended June 30,
	2026	2025

	(dollars in thousands)
NAV as of the end of the period	$748,800	$722,788
Average NAV	$735,662	$688,877
Average outstanding debt	$647,571	$534,964

Ratios to average NAV:
Ratio of total expenses, including tax expenses, to average NAV (1)(2)(3)(6)	5.90%	5.12%
Ratio of operating expenses to average NAV (2)(3)(6)	5.32%	5.05%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)(6)	2.77%	2.59%
Ratio of operating expenses, excluding interest expense and incentive fees, net of waivers, to average NAV (2)(3)(6)	1.78%	1.80%
Ratio of net investment income to average NAV (2)(6)	3.84%	4.65%
Portfolio turnover ratio (2)	8.67%	11.97%
Total investment return (2)(4)	(7.05)%	10.78%
Total return based on change in NAV (2)(5)	5.75%	5.15%
_______________
(1)Total expenses are the sum of operating expenses and all tax expenses.
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, base management fees, incentive fees and general and administrative expenses.
(4)For the six months ended June 30, 2026, total investment return is based on the purchase of stock at the current market price on January 1, 2026 and a sale at the current market price on June 30, 2026 and assumes reinvestment of dividends at prices obtained by MSC Income’s DRIP during the period. For the six months ended June 30, 2025, total investment return is based on the purchase of stock in the MSC Income Offering at the public offering price of $15.53 and a sale at the market price on June 30, 2025 and assumes reinvestment of dividends at prices obtained by MSC Income’s DRIP during the period. The return does not reflect any sales load that may be paid by an investor.
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
(6)Ratios are net of the waiver of incentive fee on income of $1.2 million for the six months ended June 30, 2026. There was no waiver of incentive fee on income for the six months ended June 30, 2025. Excluding the waiver of incentive fee on income, the expense and income ratios are as follows:

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Six Months Ended June 30,
2026

Ratio of total expenses, including tax expenses, to average NAV(1)(2)(3)	6.07%
Ratio of operating expenses to average NAV(2)(3)	5.50%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	2.94%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)	1.95%
Ratio of net investment income to average NAV (2)	3.67%
________________
See footnotes (1), (2) and (3) immediately prior to this table.
NOTE F — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
MSC Income currently pays regular dividends to its stockholders and periodically pays supplemental dividends to its stockholders. In May 2026, the Board of Directors approved a change to the Fund’s regular dividend payment frequency from quarterly to monthly beginning in July 2026. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis.
A summary of dividends paid during the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Regular dividends per share	$0.35	$0.35	$0.70	$0.71
Supplemental dividends per share	0.01	0.01	0.02	0.01
Total dividends per share	$0.36	$0.36	$0.72	$0.72

Total regular dividends	$15,871	$16,397	$32,177	$30,883
Total supplemental dividends	453	469	919	469
Total dividends	$16,324	$16,866	$33,096	$31,352
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025

	(estimated, in thousands)
Net increase in net assets resulting from operations	$42,495	$32,164
Net unrealized appreciation	(6,461)	(14,879)
Income tax provision	4,197	522
Pre-tax book income not consolidated for tax purposes	(5,429)	(9,747)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(4,801)	19,901
Estimated taxable income (1)	30,001	27,961
Taxable income earned in prior year and carried forward for distribution in current year	14,984	20,348
Taxable income earned prior to period end and carried forward for distribution next period	(28,661)	(31,443)
Dividend payable as of period end and paid in the following period	—	16,974
Total distributions accrued or paid to common stockholders	$16,324	$33,840
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The income tax provision for MSC Income is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes relating to net currently taxable activity relating to the portfolio investments held in the Taxable Subsidiaries and excise taxes on MSC Income’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income’s Consolidated Statements of Operations. MSC Income’s provision for income taxes was comprised of the following for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Net investment income taxes
Current tax expense (benefit):
Federal	$(1,434)	$65	$(1,270)	$118
State and other	166	103	290	342
Excise	239	87	289	279
Total current tax expense (benefit)	(1,029)	255	(691)	739

Deferred tax expense (benefit):
Federal	2,292	894	3,641	1,242
State and other	112	(150)	(569)	59
Total deferred tax expense	2,404	744	3,072	1,301

Total net investment income tax provision	$1,375	$999	$2,381	$2,040

Investment valuation related taxes
Deferred tax expense (benefit):
Federal	1,269	549	1,179	(1,413)
State and other	419	344	637	(105)
Total deferred tax expense (benefit)	1,688	893	1,816	(1,518)

Total investment valuation related income tax provision (benefit)	$1,688	$893	$1,816	$(1,518)

Total income tax provision	$3,063	$1,892	$4,197	$522
The net deferred tax liability as of June 30, 2026 and December 31, 2025 was $9.9 million and $5.0 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. As of June 30, 2026, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward, which is not subject to expiration and will carryforward indefinitely until utilized. The Taxable Subsidiaries have net capital loss carryforwards from prior years which, if unused, will expire in various taxable years 2029 through 2031. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period. As of June 30, 2026, for U.S. federal income tax purposes, MSIF did not have any capital loss carryforwards available to offset future capital gains at the RIC level.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE G — DIVIDEND REINVESTMENT PLAN
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
Summarized DRIP information for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
	2026	2025

	(dollars in thousands)
Value of shares issued in DRIP participation	$—	$9,175
Shares issued for DRIP	—	593,449
During the six months ended June 30, 2026, 258,981 shares of MSC Income’s stock were purchased in the open market at a weighted-average price of $13.06 to satisfy the requirements of the stockholders of the Fund participating in the DRIP. The value of the DRIP shares purchased in the open market was $3.4 million and is excluded from the table above.
NOTE H — COMMITMENTS AND CONTINGENCIES
As of June 30, 2026, MSC Income had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	June 30, 2026

HPEP 3, L.P.	$1,308
423 AER II, LP	59
Brightwood Capital Fund III, LP	22

Total Equity Commitments (1)	$1,389

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Core Transformers	$15,000
Horwitz Holdings, LLC	9,265
PavCon LLC	7,500
AGS American Glass Services Acquisition, LLC	7,350
Winter Services LLC	6,944
Airo Purchaser, Inc.	6,393
Mission Critical Group	5,226
South Coast Terminals Holdings, LLC	4,460
Electro Technical Industries, LLC	4,339

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Rug Doctor, LLC.	3,116
Pro-Max Restoration & Paint, LLC	2,857
KMS, LLC	2,714
Auria Space, LLC	2,586
CRC Evans USA Bidco, Inc.	2,500
GradeEight Corp.	2,282
Richardson Sales Solutions	1,964
SI East, LLC	1,750
IG Parent Corporation	1,565
Creative Foam Corporation	1,562
CQ Fluency, LLC	1,500
Hornblower Sub, LLC	1,472
American Health Staffing Group, Inc.	1,250
TEC Services, LLC	1,167
Chamberlin Holding LLC	1,000
Infinity X1 Holdings, LLC	1,000
Behavior Development Group Holdings	1,000
UBM AcquireCo LLC	1,000
Insight Borrower Corporation	966
Garyline, LLC	901
Hawk Ridge Systems, LLC	895
AVEX Aviation Holdings, LLC	876
B-O-F Corporation	840
IG Investor, LLC	800
Direct Marketing Solutions, Inc.	750
Bond Brand Loyalty ULC	720
MCT Purchaserco Holding Inc.	710
Invincible Boat Company, LLC.	622
Computer Data Source, LLC	594
Cody Pools, Inc.	550
Obra Capital, Inc.	521
Coregistics Buyer LLC	513
Microbe Formulas, LLC	434
Colonial Electric Company LLC	400
Iron-Main Investments, LLC	400
Pinnacle TopCo, LLC	400
Roof Opco, LLC	389
ZRG Partners, LLC	346
SPAU Holdings, LLC	340
Clad-Rex Steel, LLC	300
Career Team Holdings, LLC	300
Escalent, Inc.	237
Victory Energy Operations, LLC	208
Watterson Brands, LLC	173
Implus Footcare, LLC	125

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

ATS Operating, LLC	125
ArborWorks, LLC	98
Adams Publishing Group, LLC	94
Channel Partners Intermediateco, LLC	86
Wash & Wax Systems LLC	22
Titan Meter Midco Corp.	14

Total Loan Commitments	$113,511

Total Commitments	$114,900
As of December 31, 2025, MSC Income had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	December 31, 2025

HPEP 3, L.P.	$1,308
423 AER II, LP	147
Brightwood Capital Fund III, LP	22

Total Equity Commitments (1)	$1,477

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Royal Cup Inc.	$17,143
Auria Space, LLC	16,379
Core Transformers	15,000
AGS American Glass Services Acquisition, LLC	7,350
Mission Critical Group	6,790
Airo Purchaser, Inc.	6,393
South Coast Terminals Holdings, LLC	4,460
KMS, LLC	3,393
MCT Purchaserco Holding Inc.	2,875
Behavior Development Group Holdings	2,500
GradeEight Corp.	2,347
Bluestem Brands, Inc.	2,309
Electro Technical Industries, LLC	2,238
Rug Doctor, LLC.	2,116
CRC Evans USA Bidco, Inc.	2,052
Flame King Holdings, LLC	2,000
Winter Services LLC	1,944
SI East, LLC	1,750
IG Parent Corporation	1,667
Richardson Sales Solutions	1,623
Creative Foam Corporation	1,563
ZRG Partners, LLC	1,562

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Garyline, LLC	1,513
CQ Fluency, LLC	1,500
BP Loenbro Holdings Inc.	1,428
Insight Borrower Corporation	1,329
American Health Staffing Group, Inc.	1,250
TEC Services, LLC	1,167
SPAU Holdings, LLC	1,000
Chamberlin Holding LLC	1,000
UBM AcquireCo LLC	1,000
AVEX Aviation Holdings, LLC	876
B-O-F Corporation	840
Titan Meter Midco Corp.	830
Cody Pools, Inc.	786
Bettercloud, Inc.	753
Centre Technologies Holdings, LLC	600
IG Investor, LLC	600
Bond Brand Loyalty ULC	540
Obra Capital, Inc.	521
Coregistics Buyer LLC	513
RA Outdoors LLC	438
Microbe Formulas, LLC	434
Victory Energy Operations, LLC	415
Pinnacle TopCo, LLC	400
Colonial Electric Company LLC	400
Trantech Radiator Topco, LLC	400
Roof Opco, LLC	389
Escalent, Inc.	349
Career Team Holdings, LLC	300
Gamber-Johnson Holdings, LLC	300
Clad-Rex Steel, LLC	300
ArborWorks, LLC	271
CenterPeak Holdings, LLC	200
Mini Melts of America, LLC	195
AAC Holdings, Inc.	181
Implus Footcare, LLC	161
Invincible Boat Company, LLC.	104
Channel Partners Intermediateco, LLC	95
ATS Operating, LLC	75
Hornblower Sub, LLC	56
Wash & Wax Systems LLC	22

Total Loan Commitments	$128,985

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Total Commitments	$130,462
____________________
(1)As of both June 30, 2026 and December 31, 2025, this table excludes a commitment related to one additional Other Portfolio investment for which the investment period has expired and the remaining commitment may only be drawn to pay fund expenses or for follow-on investments in existing portfolio companies. The Fund does not expect any material future capital to be called on its commitment to this investment to pay fund expenses, and based on representations from the fund manager, the Fund does not expect any further capital will be called on its commitment for follow-on investments. As a result, the Fund has excluded this commitment from this table.
MSC Income will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of June 30, 2026 or December 31, 2025.
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
NOTE I — RELATED PARTY TRANSACTIONS
1.Advisory Agreements and Conditional Expense Reimbursement Waivers
On October 30, 2020, MSC Income entered into the Prior Investment Advisory Agreement with the Adviser. On January 29, 2025, in connection with the MSC Income Listing, MSC Income entered into the Advisory Agreement with the Adviser. The Advisory Agreement was approved by the affirmative vote of the holders of a majority of MSC Income’s outstanding voting securities, as defined in the 1940 Act, at the 2024 Special Meeting, and the Advisory Agreement became effective upon the MSC Income Listing. The Advisory Agreement was most recently re-approved by the Board of Directors, including a majority of members who are not “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act, of MSC Income or the Adviser, on August 5, 2026.
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
The Fund accrues the incentive fee on capital gains on a quarterly basis by following a formula consistent with the cash payment formula required under the Advisory Agreement above. However, in addition to the Fund’s net realized capital gains and unrealized losses (or fair value depreciation) (in part (a) of the formula above), the Fund’s unrealized capital gains (or fair value appreciation) (net of any related income tax expense) on a cumulative basis from the date of the MSC Income Listing are also included in the calculation. If the calculation results in an increase in the accrual compared to the previous quarter, the Fund records an increase to the capital gains incentive fee accrual. If the calculation results in a decrease to the estimated incentive fee on capital gains when compared to the previous quarter, the accrual for the incentive fee on capital gains is reduced to the extent of such decrease. For the second quarter of 2026, such calculation resulted in an increase to the capital gains incentive fee accrual from $2.1 million as of March 31, 2026 to $5.1 million as of June 30, 2026 and expense for the capital gains incentive fee accrual of $2.9 million in the second quarter of 2026. However, as of June 30, 2026, no capital gains incentive fees were currently contractually payable.
A summary of MSC Income’s base management fee, subordinated incentive fee on income, waiver of the subordinated incentive fee on income and incentive fee on capital gains for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Base management fee	$5,341	$4,907	$10,566	$9,879
Incentive fee on income	3,117	3,431	6,216	5,454
Waiver of incentive fee on income	(258)	—	(1,243)	—
Incentive fee on capital gains	2,949	—	2,311	—

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
4.Other Related Party Transactions
As of June 30, 2026, Main Street owned 2,025,220 shares of MSC Income’s common stock. In January2025, in connection with Main Street’s acquisition in excess of 3% of the Fund’s outstanding common stock, the Fund entered into a Fund of Funds Investment Agreement with Main Street (the “Main Street Fund of Funds Agreement”). The Main Street Fund of Funds Agreement provides for the acquisition of shares of the Fund’s common stock by Main Street, and the Fund’s sale of such shares to Main Street, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act.
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
NOTE J — SUBSEQUENT EVENTS
The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In August 2026, MSC Income declared regular monthly dividends of $0.11 per share for each month of October, November and December 2026, or total regular monthly dividends of $0.33 per share for the fourth quarter of 2026, and a supplemental dividend of $0.03 per share, payable in December 2026, resulting in total dividends declared for the fourth quarter of 2026 of $0.36 per share.
In August 2026, the Fund’s Board of Directors authorized a share repurchase plan pursuant to which the Fund may repurchase up to $20.0 million of shares of its common stock for a period beginning in September 2026 and ending in February 2027, at times when the market price per share of the common stock is trading below the most recently reported NAV per share of the common stock by certain pre-determined levels. Pursuant to such authorization, the Fund intends to enter into a share repurchase plan (the “Fund Rule 10b5-1 Stock Repurchase Plan”) to facilitate the repurchase of up to the full $20.0 million of shares of its common stock authorized under the share repurchase program. The repurchases of any shares pursuant to the Fund Rule 10b5-1 Stock Repurchase Plan will be implemented in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”).
In August 2026, Main Street authorized a plan pursuant to which Main Street may purchase up to $20.0 million of shares of the Fund’s common stock in the open market during the same time period, pursuant to the terms of a share purchase plan (the “Main Street Rule 10b5-1 Stock Purchase Plan”) that Main Street intends to enter into in connection with the Fund Rule 10b5-1 Stock Repurchase Plan. The purchases of any shares pursuant to the Main Street Rule 10b5-1 Stock Purchase Plan will be implemented in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The terms and conditions of the Fund Rule 10b5-1 Stock Repurchase Plan and of the Main Street Rule 10b5-1 Purchase Plan will be substantially similar. Subject to the limitations under Rule 10b-18 under the Exchange Act and market conditions, the Fund expects that the aggregate amount of shares (i) repurchased under the Fund Rule 10b5-1 Stock Repurchase Plan and (ii) purchased under the Main Street Rule 10b5-1 Purchase Plan on any single trading day will be split among the Fund and Main Street on a pro rata basis (or as close thereto as reasonably possible) based upon the proportion of the aggregate $40.0 million repurchase/purchase commitment represented by the respective share repurchase/purchase program. There is no assurance that the Fund will repurchase or Main Street will purchase any shares of the Fund’s common stock at any specific discount levels or in any specific amounts under the Fund Rule 10b5-1 Stock Repurchase Plan or the Main Street Rule 10b5-1 Purchase Plan, as applicable. There is also no assurance that the market price of the Fund’s shares of common stock, either absolutely or relative to NAV per share, will increase as a result of any share repurchases/purchases, or that the Fund Rule 10b5-1 Stock Repurchase Plan or the Main Street Rule 10b5-1 Purchase Plan will enhance stockholder value over the long term.

Table of contents	Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates
June 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2026 Fair Value (13)
Control Investments
BDB Holdings, LLC					Preferred Equity	(7)	$—	$(4,130)	$—	$8,430	$—	$4,130	$4,300
	12.00%				Secured Debt	(7)	—	—	88	1,182	534	—	1,716
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	65	—	390	65	75	380
GRT Rubber Technologies LLC	9.72%	SF+	6.00%		Secured Debt	(8)	—	(3)	79	1,550	3	3	1,550
	11.72%	SF+	8.00%		Secured Debt	(8)	—	(24)	1,206	19,944	25	25	19,944
					Member Units	(8)	—	(1,700)	809	22,830	—	1,700	21,130
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	—	60	—	1,897	60	—	1,957
Volusion, LLC	10.00%				Secured Debt	(8)	—	—	45	900	—	—	900
					Preferred Member Units	(8)	—	—	—	—	—	—	—
					Preferred Member Units	(8)	—	(249)	—	1,249	—	506	743
					Common Stock	(8)	—	—	—	—	—	—	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Control investments							$—	$(5,981)	$2,227	$58,372	$687	$6,439	$52,620
Affiliate Investments
American Nuts, LLC					Preferred Equity	(9)	$—	$(130)	$—	$1,210	$—	$130	$1,080
	12.34%	SF+	8.50%	12.34%	Secured Debt	(9)	—	—	146	2,325	147	—	2,472
	12.34%	SF+	8.50%	12.34%	Secured Debt	(9)	—	31	146	1,875	178	—	2,053
	12.34%	SF+	8.50%	12.34%	Secured Debt	(9)	—	—	3	—	91	—	91
Analytical Systems Keco Holdings, LLC	13.25%				Secured Debt	(8)	—	—	64	965	2	51	916
					Preferred Member Units	(8)	—	120	—	30	120	—	150
					Preferred Member Units	(8)	—	—	—	1,510	—	—	1,510
					Warrants	(8)	—	—	—	—	—	—	—
Batjer TopCo, LLC	10.00%				Secured Debt	(8)	—	(2)	57	1,105	2	14	1,093
					Preferred Stock	(8)	—	80	85	970	80	—	1,050
Bettercloud, Inc.					Common Equity	(6)	(1,656)	354	—	4,550	354	4,904	—
		SF+	8.25%		Secured Debt	(6)	—	—	90	1,747	670	2,417	—
Brewer Crane Holdings, LLC	13.72%	SF+	10.00%		Secured Debt	(9)	—	—	87	1,254	—	—	1,254
					Preferred Member Units	(9)	—	(100)	17	860	—	100	760
	15.00%			15.00%	Preferred Member Units	(9)	—	—	6	84	6	—	90
Centre Technologies Holdings, LLC		SF+	8.00%		Secured Debt	(8)	—	—	2	—	60	60	—
		SF+	8.00%		Secured Debt	(8)	—	(18)	359	6,021	1,718	7,739	—
					Preferred Member Units	(8)	11,595	(9,084)	610	10,680	10,595	21,275	—
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(3)	6	—	3	3	—
	11.74%	SF+	8.00%		Secured Debt	(8)	—	(26)	645	10,505	26	226	10,305
					Member Units	(8)	—	2,480	773	8,880	2,480	—	11,360
					Member Units	(8)	—	40	12	1,043	40	—	1,083

Table of contents	Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2026 Fair Value (13)
Charps, LLC					Preferred Member Units	(5)	—	(220)	123	4,010	—	220	3,790
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	3	—	—	—	—
	10.00%				Secured Debt	(5)	—	(4)	119	2,370	4	148	2,226
	10.00%				Secured Debt	(5)	—	—	12	232	—	5	227
					Member Units	(5)	—	190	174	3,530	190	—	3,720
					Member Units	(5)	—	60	—	317	60	—	377
Cody Pools, Inc.					Secured Debt (12)	(8)	—	1	8	—	629	393	236
	12.50%				Secured Debt	(8)	—	(14)	374	5,891	14	231	5,674
					Preferred Member Units	(8)	—	(420)	197	16,270	—	420	15,850
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	1	—	—	—	—
	9.00%				Secured Debt	(6)	—	19	105	2,195	—	—	2,195
					Preferred Member Units	(6)	—	1,320	507	4,210	1,320	—	5,530
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	2	(12)	2	—	(10)
	13.50%				Secured Debt	(5)	—	(23)	302	4,249	21	573	3,697
					Preferred Equity	(5)	—	63	30	1,800	161	—	1,961
Datacom, LLC	10.00%				Secured Debt	(8)	—	—	3	75	45	15	105
	10.00%				Secured Debt	(8)	—	(207)	44	463	—	216	247
					Preferred Member Units	(8)	—	—	—	—	—	—	—
Digital Products Holdings LLC	13.62%	SF+	10.00%		Secured Debt	(5)	—	151	207	2,834	141	83	2,892
					Preferred Member Units	(5)	—	—	25	2,459	—	—	2,459
Direct Marketing Solutions, Inc.					Secured Debt (12)	(9)	—	17	12	315	285	600	—
	14.00%				Secured Debt	(9)	—	(1)	55	4,501	—	4,501	—
	14.00%				Secured Debt	(9)	—	204	514	—	8,726	—	8,726
					Preferred Stock	(9)	—	1,881	2	4,940	3,081	40	7,981
DMA Industries, LLC	13.00%				Secured Debt	(7)	—	19	39	140	1,020	—	1,160
	13.00%				Secured Debt	(7)	—	(3)	188	3,200	3	3	3,200
					Preferred Equity	(7)	—	1,670	—	2,296	1,670	—	3,966
	15.00%			15.00%	Preferred Equity	(7)	—	861	73	1,358	932	—	2,290
Flame King Holdings, LLC					Preferred Equity	(9)	—	820	630	13,660	820	—	14,480
	12.00%				Secured Debt	(9)	—	(32)	1,030	16,500	32	32	16,500
					Common Equity	(9)	—	—	13	—	982	—	982
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	—	193	—	85	108
Gamber-Johnson Holdings, LLC	11.12%	SF+	7.50%		Secured Debt	(5)	—	—	16	—	400	—	400
	11.12%	SF+	7.50%		Secured Debt	(5)	—	(2)	1,078	17,632	1,112	2	18,742
					Member Units	(5)	—	2,660	630	28,450	2,660	—	31,110
					Member Units	(5)	—	—	—	99	—	23	76
GFG Group, LLC	13.50%				Secured Debt	(5)	—	22	193	3,513	31	1	3,543
					Preferred Member Units	(5)	—	—	76	2,740	—	—	2,740
Harris Preston Fund Investments					LP Interests (HPEP 3, L.P.) (12)	(8)	—	(58)	—	4,116	—	310	3,806
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	(3)	23	400	3	203	200
	13.00%				Secured Debt	(6)	—	(31)	588	8,766	31	431	8,366
					Common Equity	(6)	—	790	—	7,010	790	—	7,800
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(30)	—	6,790	—	30	6,760

Table of contents	Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2026 Fair Value (13)
Integral Energy Services	11.46%	SF+	7.50%		Secured Debt	(8)	—	(62)	855	14,071	—	202	13,869
	10.00%			10.00%	Preferred Equity	(8)	—	—	17	490	17	—	507
					Common Stock	(8)	—	80	—	410	80	—	490
	10.00%			10.00%	Preferred Equity	(8)	—	90	—	480	90	—	570
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	—	160	2,547	508	200	2,855
	9.00%				Secured Debt	(5)	—	—	44	970	—	6	964
					Preferred Equity	(5)	—	670	—	4,290	670	—	4,960
					Member Units	(5)	—	—	12	1,048	—	—	1,048
KMS, LLC	12.50%				Secured Debt	(5)	—	24	101	1,433	33	—	1,466
	12.50%				Secured Debt	(5)	—	—	76	1,259	—	190	1,069
					Preferred Equity	(5)	—	—	—	7,830	—	—	7,830
	9.23%	SF+	5.50%		Secured Debt (12)	(5)	—	40	52	(49)	1,678	950	679
Mills Fleet Farm Group, LLC					Preferred Equity	(5)	—	(631)	457	10,134	457	631	9,960
	9.16%	SF+	5.50%	9.16%	Secured Debt	(5)	—	46	114	2,256	161	—	2,417
	9.17%	SF+	5.50%	9.17%	Secured Debt	(5)	—	30	64	1,344	91	—	1,435
Nello Industries Investco, LLC	13.00%				Secured Debt	(5)	—	(156)	243	8,018	—	8,018	—
	13.00%				Secured Debt	(5)	—	47	563	—	10,336	—	10,336
					Preferred Equity	(5)	—	1,560	103	5,830	1,560	—	7,390
NexRev LLC					Preferred Member Units	(8)	—	130	10	3,210	130	—	3,340
NuStep, LLC	10.22%	SF+	6.50%		Secured Debt	(5)	—	—	38	250	400	—	650
	12.00%				Secured Debt	(5)	—	(124)	287	4,610	—	188	4,422
					Preferred Member Units	(5)	—	(540)	—	3,050	—	540	2,510
					Preferred Member Units	(5)	—	90	—	1,530	90	—	1,620
Oneliance, LLC					Preferred Stock	(7)	—	—	24	810	—	—	810
Orttech Holdings, LLC		SF+	11.00%		Secured Debt	(5)	—	(3)	7	153	3	156	—
	14.72%	SF+	11.00%		Secured Debt	(5)	—	(11)	396	5,190	11	11	5,190
					Preferred Stock	(5)	—	(770)	30	3,360	—	770	2,590
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	(1)	2	—	1	1	—
	13.00%				Secured Debt	(8)	—	(21)	453	6,800	21	301	6,520
					Preferred Equity	(8)	—	—	98	5,110	—	—	5,110
RA Outdoors LLC	10.58%	SF+	6.75%	10.58%	Secured Debt	(8)	—	—	72	1,142	74	—	1,216
	10.58%	SF+	6.75%	10.58%	Secured Debt	(8)	—	(2)	779	11,937	780	2	12,715
	10.58%	SF+	6.75%	10.58%	Secured Debt	(8)	—	(77)	14	—	462	77	385
	10.58%	SF+	6.75%	10.58%	Secured Debt	(8)	—	(75)	13	—	451	75	376
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	6	(12)	—	2	(14)
	12.50%			10.00%	Secured Debt	(9)	—	35	—	1,559	—	21	1,538
					Preferred Equity	(9)	—	—	—	—	—	—	—
SI East, LLC	11.80%				Secured Debt (12)	(7)	—	(1)	49	750	1	1	750
	12.84%				Secured Debt	(7)	—	(6)	1,444	22,283	6	6	22,283
					Preferred Member Units	(7)	—	(220)	93	5,730	—	220	5,510
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	299	—	1,598	299	—	1,897
	8.50%			8.50%	Secured Debt	(6)	—	80	9	866	89	—	955
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	(21)	119	241	119	21	339
	12.00%			12.00%	Secured Debt	(9)	—	750	—	707	750	—	1,457

Table of contents	Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	June 30, 2026 Fair Value (13)
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC	11.50%				Secured Debt	(7)	—	—	13	—	400	—	400
	13.50%				Secured Debt	(7)	—	(18)	69	2,250	—	2,250	—
	13.50%				Secured Debt	(7)	—	156	318	—	7,820	—	7,820
					Common Stock	(7)	—	2,789	—	3,730	3,130	—	6,860
					Common Equity	(7)	—	—	—	174	—	—	174
	9.00%				Secured Debt	(7)	—	(1)	24	510	1	1	510
	9.00%				Secured Debt	(7)	—	2	13	—	525	—	525
	9.00%				Secured Debt	(7)	—	—	3	—	100	—	100
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	(50)	156	2,168	7	50	2,125
					Preferred Equity	(5)	—	(896)	—	1,089	—	896	193
Victory Energy Operations, LLC	13.00%				Secured Debt (12)	(8)	—	—	19	127	276	70	333
	13.00%				Secured Debt	(8)	—	—	530	7,575	23	—	7,598
					Preferred Equity	(8)	—	290	35	3,760	290	—	4,050
VVS Holdco LLC		SF+	6.00%		Secured Debt	(5)	—	—	2	—	—	—	—
	11.50%				Secured Debt	(5)	—	—	359	5,967	19	300	5,686
					Preferred Equity	(5)	—	—	—	3,060	—	—	3,060
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Affiliate investments							$9,939	$6,964	$18,849	$406,771	$73,696	$61,640	$418,827
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
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
June 30, 2026
(dollars in thousands)
(Unaudited)

(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2026 for Affiliate investments located in this region was $158,513. This represented 21.2% of net assets as of June 30, 2026.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of June 30, 2026 for Affiliate investments located in this region was $33,703. This represented 4.5% of net assets as of June 30, 2026.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2026 for Control investments located in this region was $6,016. This represented 0.8% of net assets as of June 30, 2026. The fair value as of June 30, 2026 for Affiliate investments located in this region was $56,358. This represented 7.5% of net assets as of June 30, 2026.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of June 30, 2026 for Control investments located in this region was $46,224. This represented 6.2% of net assets as of June 30, 2026. The fair value as of June 30, 2026 for Affiliate investments located in this region was $110,464. This represented 14.8% of net assets as of June 30, 2026.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of June 30, 2026 for Control investments located in this region was $380. This represented 0.1% of net assets as of June 30, 2026. The fair value as of June 30, 2026 for Affiliate investments located in this region was $59,789. This represented 8.0% of net assets as of June 30, 2026.
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
(12)Investment has an unfunded commitment as of June 30, 2026 (see Note H — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of June 30, 2025 for Affiliate investments located in this region was $12,190. This represented 1.7% of net assets as of June 30, 2025. The fair value as of June 30, 2025 for Affiliate investments located in this region was $39,360. This represented 5.4% of net assets as of June 30, 2025.
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
(12)Investment has an unfunded commitment as of June 30, 2025 (see Note H — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
INVESTMENT PORTFOLIO SUMMARY
A summary of the Fund’s Private Loan and LMM portfolio investments as of June 30, 2026 and December 31, 2025 is as follows (this information excludes Middle Market portfolio investments and Other Portfolio investments, which are discussed further below):

	June 30, 2026
	Private Loan	LMM (a)

	(dollars in millions)
Number of portfolio companies	81	55
Fair value	$848.5	$503.9
Cost	$856.3	$397.6
Debt investments as a % of portfolio (at cost)	92.9%	71.1%
Equity investments as a % of portfolio (at cost)	7.1%	28.9%
% of debt investments at cost secured by first priority lien	99.5%	99.9%
Weighted-average annual effective yield (b)	10.4%	12.7%
Average EBITDA (c)	$32.9	$13.1
__________________
(a)As of June 30, 2026, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 8%.

(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of June 30, 2026, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of June 30, 2026. The weighted-average annual effective yield on the Fund’s debt portfolio as of June 30, 2026, including debt investments on non-accrual status, was 9.7% for the Private Loan portfolio investments and 12.0% for the LMM portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on their investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan portfolio companies and a simple average for the LMM portfolio companies. These calculations exclude certain portfolio companies, including three Private Loan portfolio companies and four LMM portfolio companies, as EBITDA is not a meaningful valuation metric for the Fund’s investments in these portfolio companies, and those portfolio companies whose primary operations have ceased and only residual value remains.

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
(c)The average EBITDA is calculated using a weighted-average for the Private Loan portfolio companies and a simple average for the LMM portfolio companies. These calculations exclude certain portfolio companies, including four Private Loan portfolio companies and three LMM portfolio companies, as EBITDA is not a meaningful valuation metric for the Fund’s investments in these portfolio companies, and those portfolio companies whose primary operations have ceased and only residual value remains.
As of June 30, 2026, MSC Income had Middle Market portfolio investments in eight portfolio companies, collectively totaling $21.9 million in fair value and $40.8 million in cost basis, which comprised 1.6% and 3.1% of the Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, MSC Income had Middle Market portfolio investments in eight portfolio companies, collectively totaling $23.3 million in fair value and $39.8 million in cost basis, which comprised 1.7% and 3.2% of the Investment Portfolio at fair value and cost, respectively.

As of June 30, 2026, MSC Income had Other Portfolio investments in seven entities, spread across four investment managers, collectively totaling $15.2 million in fair value and $13.2 million in cost basis, which comprised 1.1% and 1.0% of the Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, MSC Income had Other Portfolio investments in six entities, spread across four investment managers, collectively totaling $15.5 million in fair value and $13.7 million in cost basis, which comprised 1.2% and 1.1% of the Investment Portfolio at fair value and cost, respectively.
For the three months ended June 30, 2026 and 2025, MSC Income achieved an annualized total return on investments of 16.8% and 12.2%, respectively. For the six months ended June 30, 2026 and 2025, the Fund achieved an annualized total return on investments of 13.3% and 11.5%, respectively. For the year ended December 31, 2025, MSC Income achieved a total return on investments of 13.9%. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. MSC Income’s total return on investments is not reflective of what an investor in shares of MSC Income’s common stock will realize on their investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of MSC Income’s consolidated financial statements is the valuation of the Investment Portfolio and the related amounts of unrealized appreciation and depreciation. The Fund considers this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both June 30, 2026 and December 31, 2025, the Fund’s Investment Portfolio valued at fair value represented 96% of its total assets. MSC Income is required to report its investments at fair value. The Fund follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Fund to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of the Valuation Procedures (as defined below).
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

Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and designated the Adviser, led by a group of its executive officers, to serve as the Board of Directors’ valuation designee thereunder. MSC Income believes the Investment Portfolio as of June 30, 2026 and December 31, 2025 approximates fair value as of those dates based on the markets in which the Fund operates and other conditions in existence on those reporting dates.
Revenue Recognition
Interest and Dividend Income
MSC Income records interest and dividend income on the accrual basis to the extent amounts are expected to be collected. Dividend income is recorded as dividends are declared by the portfolio company or at the point an obligation exists for the portfolio company to make a distribution. The Fund evaluates accrued interest and dividend income periodically for collectability. When a loan or debt security becomes 90 days or more past due, and if the Fund otherwise does not expect the debtor to be able to service its debt obligation, it will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt obligation, or if a loan or debt security is repaid, sold or written off, the Fund removes it from non-accrual status. Generally, any interest payments received from investments on non-accrual status reduce the cost basis of the investment and are not recorded as income.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
MSC Income holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.8. — Summary of Significant Accounting Policies — Income Taxes in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the PIK interest and cumulative dividends in cash. MSC Income stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended June 30, 2026 and 2025, (i) 7.1% and 5.6%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.8% and 1.5%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the six months ended June 30, 2026 and 2025, (i) 7.2% and 5.7%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.8% and 0.9%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION
A summary of the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of June 30, 2026 and December 31, 2025 is as follows (this information excludes Other Portfolio investments, which are discussed above):

Cost:	June 30, 2026	December 31, 2025
First lien debt	85.5%	85.1%
Equity	14.0	14.7
Second lien debt	0.3	—
Equity warrants	0.2	0.2
Other	—	—
	100.0%	100.0%

Fair Value:	June 30, 2026	December 31, 2025
First lien debt	76.5%	77.1%
Equity	22.7	22.3
Second lien debt	0.3	—
Equity warrants	0.5	0.6
Other	—	—
	100.0%	100.0%
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
As of June 30, 2026, investments on non-accrual status were $26.7 million at fair value and $76.3 million at cost and comprised 1.9% and 5.8% of MSC Income’s total Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, investments on non-accrual status were $13.7 million at fair value and $49.0 million at cost and comprised 1.0% and 3.9% of MSC Income’s total Investment Portfolio at fair value and cost, respectively.
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

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2026 and 2025
Set forth below is a comparison of the results of operations and a reconciliation of net investment income to adjusted net investment income and to adjusted net investment income before taxes for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Total investment income	$35,700	$35,643	$57	—%
Total expenses, net of expense waivers	(22,326)	(18,337)	(3,989)	22%
Net investment income before taxes	13,374	17,306	(3,932)	(23)%
Excise tax expense	(239)	(87)	(152)	175%
Federal and state income and other tax expenses	(1,136)	(912)	(224)	25%
Net investment income	11,999	16,307	(4,308)	(26)%
Net realized gain	9,857	4,779	5,078	NM
Net unrealized appreciation (depreciation)	9,104	(3,904)	13,008	NM
Income tax provision on net realized gain and net unrealized appreciation (depreciation)	(1,688)	(893)	(795)	NM
Net increase in net assets resulting from operations	$29,272	$16,289	$12,983	80%

	Three Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$11,999	$16,307	$(4,308)	(26)%
Incentive fee on capital gains (a)	2,949	—	2,949	NM
Adjusted net investment income (b)	$14,948	$16,307	$(1,359)	(8)%
Excise tax expense	239	87	152	175%
Federal and state income and other tax expenses	1,136	912	224	25%
Adjusted net investment income before taxes (c)	$16,323	$17,306	$(983)	(6)%
Net investment income per share—Basic and diluted	$0.26	$0.35	$(0.09)	(26)%
Adjusted net investment income per share—Basic and diluted (b)	$0.33	$0.35	$(0.02)	(6)%
Adjusted net investment income before taxes per share—Basic and diluted (c)	$0.36	$0.37	$(0.01)	(3)%
_________________
NM — Net Change % not meaningful

(a)Pursuant to the Advisory Agreement, the incentive fee on capital gains is determined and payable to the Adviser in arrears, if any, as of the end of each calendar year. This fee equals (a) 17.5% of the Fund’s incentive fee capital gain, which is calculated as the Fund’s (i) cumulative net realized gains (net of any related net income tax expense), minus (ii) cumulative unrealized depreciation (net of any related income tax benefit, and excluding any unrealized appreciation), minus (b) the aggregate amount of any previously paid capital gains incentive fee, in each case from the MSC Income Listing date through the applicable calendar year ended. In accordance with U.S. GAAP, at the end of each reporting period, the Fund estimates the capital gains incentive fee and adjusts the accrual for the fee based upon a hypothetical liquidation of its investment portfolio at the then current fair value. Therefore, the calculation of the accrual equals (a) 17.5% of the Fund’s cumulative change in net fair value, including both (i) the cumulative net realized gain/loss and (ii) the cumulative net unrealized appreciation/depreciation (in both cases, net of any related cumulative net income tax expense or benefit), minus (b) the aggregate amount of any previously paid capital gains incentive fee, in each case from the MSC Income Listing date through the applicable period ended. However, any capital gains incentive fee accrued related to the unrealized appreciation is neither earned nor payable to the Adviser until such time that it is realized, and assuming at the end of a calendar year such incentive fee capital gain exists excluding any cumulative unrealized appreciation (in each case, net of any related net income tax expense or benefits). If the calculation results in an increase in the accrual compared to the previous quarter, the Fund records an increase to the capital gains incentive fee accrual. If the calculation results in a decrease to the estimated incentive fee on capital gains when compared to the previous quarter, the accrual for the incentive fee on capital gains is reduced to the extent of such decrease. For the second quarter of 2026, the Fund increased the accrual on the capital gains incentive fee by $2.9 million. See Note I — Related Party Transactions in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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

Investment Income
Total investment income for the three months ended June 30, 2026 was $35.7 million, a $0.1 million increase from the $35.6 million for the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Three Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest income	$30,040	$29,349	$691	2%	(a)
Dividend income	3,829	4,956	(1,127)	(23)%	(b)
Fee income	1,831	1,338	493	37%	(c)
Total investment income	$35,700	$35,643	$57	—%	(d)
_________________
(a)The increase in interest income was principally attributable to higher average levels of income producing Investment Portfolio debt investments, partially offset by (i) a decrease in interest rates, primarily resulting from decreases in benchmark index interest rates on floating rate Investment Portfolio debt investments, and (ii) the negative impact from Investment Portfolio debt investments on non-accrual status.
(b)The decrease in dividend income was primarily a result of a $0.9 million decrease in dividend income from the Fund’s LMM portfolio companies.
(c)The increase in fee income was primarily due to an increase in fee income from the refinancing and prepayment of Investment Portfolio debt investments.
(d)The increase in total investment income includes the impact of a net increase of $1.4 million in certain income considered less consistent or non-recurring, primarily related to increases of (i) $0.7 million in such fee income and (ii) $0.5 million in such dividend income.
Expenses
Total expenses, net of expense waivers for the three months ended June 30, 2026 were $22.3 million, a 22% increase from $18.3 million in the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Three Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest	$9,865	$8,678	$1,187	14%	(a)
Base management fees	5,341	4,907	434	9%	(b)
Incentive fee on income	3,117	3,431	(314)	(9)%	(c)
Incentive fee on capital gains	2,949	—	2,949	NM	(d)
General and administrative	1,124	1,149	(25)	(2)%
Internal administrative services expenses	188	172	16	9%
Total expenses before expense waivers	22,584	18,337	4,247	23%
Waiver of incentive fee on income	(258)	—	(258)	NM	(c)
Total expenses, net of expense waivers	$22,326	$18,337	$3,989	22%
_________________
(a)The increase in interest expense was primarily related to (i) an increase in average borrowings outstanding used to fund a portion of the growth of the Fund’s Investment Portfolio and (ii) an increased weighted-average interest rate on the Fund’s unsecured debt obligations, driven by the issuance of the May 2029 Notes in the first quarter of 2026, partially offset by a decreased weighted-average interest rate on the Credit Facilities (as defined in the Liquidity and Capital Resources section below) due to decreases in benchmark index interest rates.
(b)The increase in base management fees was attributable to the Fund’s increased average total assets.

(c)The decrease in incentive fee on income, net of waivers, is the result of (i) a decrease in the gross calculated incentive fee on income of $0.3 million and (ii) a $0.3 million voluntary permanent waiver of incentive fee on income by the Adviser. The decrease in the gross calculated incentive fee on income is a result of a decrease in pre-incentive fee net investment income.
(d)The increase in incentive fee on capital gains is due to the net fair value appreciation of the Fund’s investments in the second quarter of 2026.
Net Investment Income
Net investment income for the three months ended June 30, 2026 decreased to $12.0 million, or $0.26 per share, compared to $16.3 million, or $0.35 per share, in the corresponding period of 2025. The decrease in net investment income was principally attributable to an increase in total expenses, net of waivers, as discussed above. The per share decrease in net investment income reflects the decrease in net investment income after the impact of a decrease in the weighted-average shares outstanding compared to the three months ended June 30, 2025, primarily due to shares repurchased by the Fund, partially offset by new shares issued through the dividend reinvestment plan, in each case since the beginning of the comparable period of the prior year. Net investment income on a per share basis for the three months ended June 30, 2026 includes a $0.03 per share increase in investment income considered less consistent or non-recurring in nature when compared to prior year, as discussed above.
Adjusted Net Investment Income
Adjusted net investment income for the three months ended June 30, 2026 decreased 8% to $14.9 million, or $0.33 per share, compared to $16.3 million, or $0.35 per share, in the corresponding period of 2025. The decrease in adjusted net investment income was primarily due to the same factors discussed above for the change in net investment income, but excluding the negative impact of the increase in the capital gains incentive fee accrual. The decrease in adjusted net investment income per share reflects the decrease in adjusted net investment income and the impact of the decrease in weighted-average shares outstanding for the three months ended June 30, 2026, as discussed above. The decrease in adjusted net investment income on a per share basis is after a $0.03 per share increase in investment income considered less consistent or non-recurring in nature, as discussed above.
Net Realized Gain
A summary of the primary components of the total net realized gain on investments of $9.9 million for the three months ended June 30, 2026 is as follows:

	Three Months Ended June 30, 2026
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
Private Loan portfolio	$—	—	$—	—	$(1,904)	1	$166	$(1,738)
LMM portfolio	11,595	1	—	—	—	—	—	11,595
Middle Market portfolio	—	—	—	—	—	—	—	—
Other Portfolio	—	—	—	—	—	—	—	—
Total net realized gain/(loss)	$11,595	1	$—	—	$(1,904)	1	$166	$9,857
_________________
(a)Other activity includes realized gains and losses from transactions involving seven portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation
A summary of the total net unrealized appreciation of $9.1 million for the three months ended June 30, 2026 is as follows:

	Three Months Ended June 30, 2026
	Private Loan	LMM (a)	Middle Market	Other	Total

	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$1,293	$(11,861)	$—	$—	$(10,568)
Net unrealized appreciation (depreciation) relating to portfolio investments	11,153	10,309	(1,580)	(210)	19,672
Total net unrealized appreciation (depreciation) relating to portfolio investments	$12,446	$(1,552)	$(1,580)	$(210)	$9,104
_________________
(a)Includes unrealized appreciation on 27 LMM portfolio investments and unrealized depreciation on 17 LMM portfolio investments.
Income Taxes
MSC Income’s income taxes include excise tax expense at MSIF and federal and state income and other tax expenses at the Taxable Subsidiaries. MSIF has elected to be treated for U.S. federal income tax purposes as a RIC. MSIF’s taxable income includes the taxable income generated by MSIF and certain of its subsidiaries, including the Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSIF incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense increase for the three months ended June 30, 2026 when compared to the prior year is due to an increase in the estimated undistributed taxable income at MSIF, which is taxed at a 4% rate. The net investment income related federal and state income and other tax expenses increase for the three months ended June 30, 2026 when compared to the prior year is due to increases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on investments owned by the Taxable Subsidiaries.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended June 30, 2026 was $29.3 million, or $0.65 per share, compared to $16.3 million, or $0.35 per share, for the three months ended June 30, 2025. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Comparison of the six months ended June 30, 2026 and 2025
Set forth below is a comparison of the results of operations and a reconciliation of net investment income to adjusted net investment income and to adjusted net investment income before taxes for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Total investment income	$69,787	$68,870	$917	1%
Total expenses, net of expense waivers	(39,172)	(34,776)	(4,396)	13%
Net investment income before taxes	30,615	34,094	(3,479)	(10)%
Excise tax expense	(289)	(279)	(10)	4%
Federal and state income and other tax expenses	(2,092)	(1,761)	(331)	19%
Net investment income	28,234	32,054	(3,820)	(12)%
Net realized gain (loss)	9,616	(16,287)	25,903	NM
Net unrealized appreciation	6,461	14,879	(8,418)	NM
Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation	(1,816)	1,518	(3,334)	NM
Net increase in net assets resulting from operations	$42,495	$32,164	$10,331	32%

	Six Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$28,234	$32,054	$(3,820)	(12)%
Incentive fee on capital gains (a)	2,311	—	2,311	NM
Adjusted net investment income (b)	$30,545	$32,054	$(1,509)	(5)%
Excise tax expense	289	279	10	4%
Federal and state income and other tax expenses	2,092	1,761	331	19%
Adjusted net investment income before taxes (c)	$32,926	$34,094	$(1,168)	(3)%
Net investment income per share—Basic and diluted	$0.62	$0.70	$(0.08)	(11)%
Adjusted net investment income per share—Basic and diluted (b)	$0.67	$0.70	$(0.03)	(4)%
Adjusted net investment income before taxes per share—Basic and diluted (c)	$0.72	$0.74	$(0.02)	(3)%
_________________
NM     Net change % not meaningful

(a)Pursuant to the Advisory Agreement, the incentive fee on capital gains is determined and payable to the Adviser in arrears, if any, as of the end of each calendar year. This fee equals (a) 17.5% of the Fund’s incentive fee capital gain, which is calculated as the Fund’s (i) cumulative net realized gains (net of any related net income tax expense), minus (ii) cumulative unrealized depreciation (net of any related income tax benefit, and excluding any unrealized appreciation), minus (b) the aggregate amount of any previously paid capital gains incentive fee, in each case from the MSC Income Listing date through the applicable calendar year ended. In accordance with U.S. GAAP, at the end of each reporting period, the Fund estimates the capital gains incentive fee and adjusts the accrual for the fee based upon a hypothetical liquidation of its investment portfolio at the then current fair value. Therefore, the calculation of the accrual equals (a) 17.5% of the Fund’s cumulative change in net fair value, including both (i) the cumulative net realized gain/loss and (ii) the cumulative net unrealized appreciation/depreciation (in both cases, net of any related cumulative net income tax expense or benefit), minus (b) the aggregate amount of any previously paid capital gains incentive fee, in each case from the MSC Income Listing date through the applicable period ended. However, any capital gains incentive fee accrued related to the unrealized appreciation is neither earned nor payable to the Adviser until such time that it is realized, and assuming at the end of a calendar year such incentive fee capital gain exists excluding any cumulative unrealized appreciation (in each case, net of any related net income tax expense or benefits). If the calculation results in an increase in the accrual compared to the previous quarter, the Fund records an increase to the capital gains incentive fee accrual. If the calculation results in a decrease to the estimated incentive fee on capital gains when compared to the previous quarter, the accrual for the incentive fee on capital gains is reduced to the extent of such decrease. For the six months ended June 30, 2026, the Fund increased the accrual on the capital gains incentive fee by $2.3 million. See Note I — Related Party Transactions in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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

Investment Income
Total investment income for the six months ended June 30, 2026 was $69.8 million, a 1% increase from the $68.9 million of total investment income for the corresponding period of 2025. The following table provides a summary of the changes in the comparable period activity.

	Six Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest income	$59,420	$56,773	$2,647	5%	(a)
Dividend income	7,366	10,098	(2,732)	(27)%	(b)
Fee income	3,001	1,999	1,002	50%	(c)
Total investment income	$69,787	$68,870	$917	1%	(d)
_________________
(a)The increase in interest income was principally attributable to higher average levels of income producing Investment Portfolio debt investments, partially offset by (i) a decrease in interest rates, primarily resulting from decreases in benchmark index interest rates on floating rate Investment Portfolio debt investments, and (ii) the negative impact from Investment Portfolio debt investments on non-accrual status.
(b)The decrease in dividend income was primarily a result of a $2.4 million decrease in dividend income from the Fund’s LMM portfolio companies.
(c)The increase in fee income was primarily due to an increase in fee income from the refinancing and prepayment of debt investments.
(d)The increase in total investment income includes a net increase of $1.1 million in certain income considered less consistent or non-recurring, primarily due to (i) a $0.9 million increase in such fee income and (ii) a $0.3 million increase in such dividend income.
Expenses
Total expenses, net of expense waivers, for the six months ended June 30, 2026 were $39.2 million, a 13% increase from $34.8 million in the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Six Months Ended June 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest	$18,785	$16,921	$1,864	11%	(a)
Base management fee	10,566	9,879	687	7%	(b)
Incentive fee on income	6,216	5,454	762	14%	(c)
Incentive fee on capital gains	2,311	—	2,311	NM	(d)
General and administrative	2,163	2,176	(13)	(1)%
Internal administrative services expenses	374	346	28	8%
Total expenses before expense waivers	40,415	34,776	5,639	16%
Waiver of incentive fees	(1,243)	—	(1,243)	NM	(c)
Total expenses, net of expense waivers	$39,172	$34,776	$4,396	13%
_________________
(a)The increase in interest expense was primarily related to (i) an increase in average borrowings outstanding used to fund a portion of the growth of the Fund’s Investment Portfolio and (ii) an increased weighted-average interest rate on the Fund’s unsecured debt obligations, driven by the issuance of the May 2029 Notes in the first quarter of 2026, partially offset by a decreased weighted-average interest rate on the Credit Facilities due to (i) decreases in benchmark index interest rates and (ii) a decrease to the applicable interest rate spread resulting from the amendment of the SPV Facility in March 2025 (as defined in the Liquidity and Capital Resources section below).

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
(c)The decrease in incentive fee on income, net of waivers, is the result of a $1.2 million voluntary permanent waiver of incentive fee on income by the Adviser, partially offset by an increase in the gross calculated incentive fee on income of $0.8 million. The increase in the gross calculated incentive fee on income is a result of changes to the incentive fee on income calculation under the Advisory Agreement, partially offset by a decrease in pre-incentive fee net investment income.
(d)The increase in the capital gains incentive fee is due to the net fair value appreciation of the Fund’s investments in the six months ended June 30, 2025.
Net Investment Income
Net investment income for the six months ended June 30, 2026 decreased 12% to $28.2 million, or $0.62 per share, compared to net investment income of $32.1 million, or $0.70 per share, for the corresponding period of 2025. The decrease in net investment income was primarily attributable to the increased expenses, partially offset by the increase in total investment income, each as discussed above. The per share decrease in net investment income reflects the decrease in net investment income after the impact of a decrease in the weighted-average shares outstanding compared to the six months ended June 30, 2025, primarily due to shares repurchased by the Fund, partially offset by new shares issued through the MSC Income Offering and the dividend reinvestment plan, in each case since the beginning of the comparable period of the prior year. The decrease in net investment income on a per share basis is after a $0.03 per share increase in investment income considered less consistent or non-recurring in nature, as discussed above.
Adjusted Net Investment Income
Adjusted net investment income for the six months ended June 30, 2026 decreased 5% to $30.5 million, or $0.67 per share, compared to $32.1 million, or $0.70 per share, in the corresponding period of 2025. The decrease in adjusted net investment income was primarily due to the same factors discussed above for the change in net investment income, but excluding the negative impact of the increase in the capital gains incentive fee accrual. The decrease in adjusted net investment income per share reflects the decrease in adjusted net investment income and the impact of the decrease in weighted-average shares outstanding for the three months ended June 30, 2026, as discussed above. The decrease in adjusted net investment income on a per share basis is after a $0.03 per share increase in investment income considered less consistent or non-recurring in nature, as discussed above.
Net Realized Gain
A summary of the primary components of the total net realized gain on investments of $9.6 million for the six months ended June 30, 2026, is as follows:

	Six Months Ended June 30, 2026
	Full Exits		Partial Exits		Restructures		Other (a)	Total
	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	Net Gain/(Loss)

	(dollars in thousands)
Private Loan portfolio	$(674)	3	$—	—	$(1,904)	1	$570	$(2,008)
LMM portfolio	11,595	1	—	—	—	—	28	11,623
Middle Market portfolio	—	—	—	—	—	—	1	1
Other Portfolio	—	—	—	—	—	—	—	—
Total net realized gain (loss)	$10,921	4	$—	—	$(1,904)	1	$599	$9,616
_________________
(a)Other activity includes realized gains and losses from transactions involving 11 portfolio companies which are not considered to be significant individually or in the aggregate.

Net Unrealized Appreciation
A summary of the total net unrealized appreciation of $6.5 million for the six months ended June 30, 2026, is as follows:

	Six Months Ended June 30, 2026
	Private Loan	LMM (a)	Middle Market	Other	Total

	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$1,708	$(12,256)	$—	$—	$(10,548)
Net unrealized appreciation (depreciation) relating to portfolio investments	3,555	15,751	(2,400)	103	17,009
Total net unrealized appreciation (depreciation) relating to portfolio investments	$5,263	$3,495	$(2,400)	$103	$6,461
_________________
(a)Includes unrealized appreciation on 29 LMM portfolio investments and unrealized depreciation on 18 LMM portfolio investments.
Income Taxes
MSC Income’s income taxes include excise tax expense at MSIF and federal and state income and other tax expenses at the Taxable Subsidiaries. MSIF has elected to be treated for U.S. federal income tax purposes as a RIC. MSIF’s taxable income includes the taxable income generated by MSIF and certain of its subsidiaries, including the Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSIF incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. The excise tax expense for the six months ended June 30, 2026 was relatively unchanged when compared to the prior year as a result of relatively consistent levels of estimated undistributed taxable income at MSIF, which is taxed at a 4% rate. The increased net investment income related federal and state income and other tax expenses for the six months ended June 30, 2026 when compared to the prior year is due to increases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on investments owned by the Taxable Subsidiaries.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the six months ended June 30, 2026 was $42.5 million, or $0.93 per share, compared to $32.2 million, or $0.70 per share, for the six months ended June 30, 2025. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the six months ended June 30, 2026, MSC Income realized a net increase in cash and cash equivalents of $7.4 million, which is the net result of $1.5 million of cash used in operating activities and $8.9 million of cash provided by financing activities.
The $1.5 million of cash used in operating activities resulted primarily from cash uses totaling $147.6 million for the funding of new and follow-on portfolio investments, partially offset by (i) cash proceeds totaling $119.3 million from the repayments of debt investments and sales of and return of capital from equity investments, (ii) cash flows generated from operating profits earned totaling $24.4 million, which is net investment income, excluding the non-cash effects of deferred taxes, the accretion of unearned income, PIK interest income, cumulative dividends and the amortization expense for deferred financing costs and (iii) $4.3 million in net cash uses related to changes in other assets and liabilities.

The $8.9 million of cash provided by financing activities principally consisted of $150.0 million in net cash proceeds from the issuance of the May 2029 Notes (as defined below), partially offset by (i) $91.0 million in net cash repayments on the Credit Facilities, (ii) $33.1 million in cash dividends paid to stockholders, (iii) $16.0 million for the repurchases of common stock and (iv) $0.9 million for the payment of deferred financing costs.
Capital Resources
As of June 30, 2026, MSC Income had $28.1 million in cash and cash equivalents and $182.4 million of unused capacity under the Credit Facilities, which the Fund maintains to support investment and operating activities. As of June 30, 2026, the Fund’s net asset value (“NAV”) totaled $748.8 million, or $16.51 per share.
As of June 30, 2026, MSC Income had $113.0 million outstanding and $131.4 million of undrawn commitments under its floating rate multi-year revolving credit facility (the “Corporate Facility”) and, through MSIF Funding, had $249.0 million outstanding and $51.0 million of undrawn commitments under its special purpose vehicle revolving credit facility (the “SPV Facility”), both of which approximated fair value. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
On February 26, 2026, Main Street provided MSC Income with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note (as amended, restated or otherwise modified, the “Main Street Facility” and, together with the SPV Facility and the Corporate Facility, the “Credit Facilities”), which currently provides for borrowings up to $30.0 million. Borrowings under the Main Street Facility bear interest at a rate of SOFR plus 4.5%, subject to a 2.0% SOFR floor and mature in December 2029. Available borrowings under the Main Street Facility are subject to a 0.25% non-use fee. The borrowings under the Main Street Facility are unsecured. As of June 30, 2026, there were no borrowings outstanding under the Main Street Facility.
For further information on the Credit Facilities, including key terms and financial covenants, refer to Note D — Debt in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In March 2026, the Fund issued $150.0 million in aggregate principal amount of 6.34% Series A Notes due May 2029 (the “May 2029 Notes”). The outstanding aggregate principal amount of the May 2029 Notes was $150.0 million as of June 30, 2026. For more information on the May 2029 Notes, including key terms and financial covenants, refer to Note D — Debt in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In October 2021, the Fund issued $77.5 million in aggregate principal amount of 4.04% Senior Notes due 2026 (the “October 2026 Notes”), and an additional $72.5 million in aggregate principal amount of October 2026 Notes in January 2022. The outstanding aggregate principal amount of the October 2026 Notes was $150.0 million as of both June 30, 2026 and December 31, 2025. For more information on the October 2026 Notes, including key terms and financial covenants, refer to Note D — Debt in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
In addition, as a BDC, MSC Income is allowed to borrow amounts such that its asset coverage ratio, or BDC asset coverage ratio, of its total assets to its total senior securities, which includes borrowings and any preferred stock the Fund may issue in the future, of at least 200% (or 150% if certain requirements are met). On January 29, 2025, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board of Directors, approved the application of the reduced BDC asset coverage ratio. As a result the BDC asset coverage ratio requirement applicable to MSC Income decreased from 200% to 150% effective January 29, 2026. As of June 30, 2026, the Fund’s BDC asset coverage ratio was 213%.
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
Off-Balance Sheet Arrangements
MSC Income may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of June 30, 2026, MSC Income had a total of $114.9 million in outstanding commitments comprised of (i) 60 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.

Contractual Obligations
As of June 30, 2026, the Fund’s future commitments for cash payments in connection with the Credit Facilities, the October 2026 Notes and the May 2029 Notes for each of the next five years and thereafter are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total

	(in thousands)
SPV Facility (1)	$—	$—	$—	$—	$249,000	$—	$249,000
Corporate Facility (1)	—	—	—	113,000	—	—	113,000
Main Street Facility (1)	—	—	—	—	—	—	—
October 2026 Notes	150,000	—	—	—	—	—	150,000
Interest due on October 2026 Notes	6,060	—	—	—	—	—	6,060
May 2029 Notes	—	—	—	150,000	—	—	150,000
Interest due on May 2029 Notes	7,608	9,510	9,510	3,963	—	—	30,591
Total	$163,668	$9,510	$9,510	$266,963	$249,000	$—	$698,651
_________________
(1)Future interest payments on the Credit Facilities have not been included, as these amounts fluctuate over time depending on the current interest rates and amounts outstanding.
Related Party Transactions and Agreements
MSC Income has entered into agreements with the Adviser and/or certain of its affiliates and other parties whereby the Fund pays certain fees and reimbursements to these entities. In addition, the Fund makes payments to the Adviser for certain services that include the identification, execution and management of investments and also the management of day-to-day operations provided by the Adviser, pursuant to various agreements that MSC Income has entered into. See Note I — Related Party Transactions in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information regarding these related party transactions and agreements.
Recent Developments
In August 2026, MSC Income declared regular monthly dividends of $0.11 per share for each month of October, November and December 2026, or total regular monthly dividends of $0.33 per share for the fourth quarter of 2026, and a supplemental dividend of $0.03 per share, payable in December 2026, resulting in total dividends declared for the fourth quarter of 2026 of $0.36 per share.
In August 2026, the Fund’s Board of Directors authorized a share repurchase plan pursuant to which the Fund may repurchase up to $20.0 million of shares of its common stock for a period beginning in September 2026 and ending in February 2027, at times when the market price per share of the common stock is trading below the most recently reported NAV per share of the common stock by certain pre-determined levels. Pursuant to such authorization, the Fund intends to enter into a share repurchase plan (the “Fund Rule 10b5-1 Stock Repurchase Plan”) to facilitate the repurchase of up to the full $20.0 million of shares of its common stock authorized under the share repurchase program. The repurchases of any shares pursuant to the Fund Rule 10b5-1 Stock Repurchase Plan will be implemented in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”).
In August 2026, Main Street authorized a plan pursuant to which Main Street may purchase up to $20.0 million of shares of the Fund’s common stock in the open market during the same time period, pursuant to the terms of a share purchase plan (the “Main Street Rule 10b5-1 Stock Purchase Plan”) that Main Street intends to enter into in connection with the Fund Rule 10b5-1 Stock Repurchase Plan. The purchases of any shares pursuant to the Main Street Rule 10b5-1 Stock Purchase Plan will be implemented in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act.

The terms and conditions of the Fund Rule 10b5-1 Stock Repurchase Plan and of the Main Street Rule 10b5-1 Purchase Plan will be substantially similar. Subject to the limitations under Rule 10b-18 under the Exchange Act and market conditions, the Fund expects that the aggregate amount of shares (i) repurchased under the Fund Rule 10b5-1 Stock Repurchase Plan and (ii) purchased under the Main Street Rule 10b5-1 Purchase Plan on any single trading day will be split among the Fund and Main Street on a pro rata basis (or as close thereto as reasonably possible) based upon the proportion of the aggregate $40.0 million repurchase/purchase commitment represented by the respective share repurchase/purchase program. There is no assurance that the Fund will repurchase or Main Street will purchase any shares of the Fund’s common stock at any specific discount levels or in any specific amounts under the Fund Rule 10b5-1 Stock Repurchase Plan or the Main Street Rule 10b5-1 Purchase Plan, as applicable. There is also no assurance that the market price of the Fund’s shares of common stock, either absolutely or relative to NAV per share, will increase as a result of any share repurchases/purchases, or that the Fund Rule 10b5-1 Stock Repurchase Plan or the Main Street Rule 10b5-1 Purchase Plan will enhance stockholder value over the long term.
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
The majority of MSC Income’s debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of June 30, 2026, 76% of MSC Income’s Investment Portfolio debt investments (at cost) bore interest at floating rates, 97% of which were subject to contractual minimum interest rates. As of June 30, 2026, 45% of MSC Income’s debt obligations bore interest at fixed rates. MSC Income’s interest expense will be affected by changes in the published SOFR in connection with the Credit Facilities; however, the interest rates on the outstanding October 2026 Notes and May 2029 Notes are fixed for the life of such debt. As of June 30, 2026, MSC Income had not entered into any interest rate hedging arrangements. Due to the Fund’s limited use of derivatives, it has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, is not subject to registration or regulation as a pool operator thereunder. The Fund operates, and expects to continue to operate, as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in the Fund’s investments and borrowings as of June 30, 2026, is as follows:

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Pre-Incentive Fee Net Investment Income	(Increase) Decrease in Incentive Fee on Income Expense (1)	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share

	(dollars in thousands, except per share amounts)
(200)	$(15,780)	$7,240	$(8,540)	$2,707	$(5,833)	$(0.13)
(175)	(14,129)	6,335	(7,794)	2,334	(5,460)	(0.12)
(150)	(12,152)	5,430	(6,722)	1,798	(4,924)	(0.11)
(125)	(10,128)	4,525	(5,603)	1,239	(4,364)	(0.10)
(100)	(8,103)	3,620	(4,483)	785	(3,698)	(0.08)
(75)	(6,079)	2,715	(3,364)	589	(2,775)	(0.06)
(50)	(4,054)	1,810	(2,244)	393	(1,851)	(0.04)
(25)	(2,030)	905	(1,125)	197	(928)	(0.02)
25	2,012	(905)	1,107	(194)	913	0.02
50	4,005	(1,810)	2,195	(384)	1,811	0.04
75	5,974	(2,715)	3,259	(570)	2,689	0.06
100	7,942	(3,620)	4,322	(756)	3,566	0.08
125	9,911	(4,525)	5,386	(943)	4,443	0.10
150	11,880	(5,430)	6,450	(1,129)	5,321	0.12
175	13,849	(6,335)	7,514	(1,315)	6,199	0.14
200	15,818	(7,240)	8,578	(1,501)	7,077	0.16
_____________________________
(1)The pro forma changes in the incentive fee on income expense are calculated pursuant to the terms set forth in the Advisory Agreement based upon the incentive fee on income expense for the second quarter of 2026, net of the voluntary permanent incentive fee on income waiver for the second quarter of 2026, in each case on an annualized basis, as adjusted for the pro forma change in pre-incentive fee net investment income resulting from the assumed interest income and interest expense changes reflected in the table, with no other changes in investment income or expenses and with the voluntary permanent incentive fee on income waiver assumed to remain at the second quarter of 2026 annualized amount. There is no guarantee that any incentive fee on income waivers will occur in the future, and any such waivers are entirely at the discretion of the Adviser.
Although MSC Income believes that this analysis is indicative of the impact of interest rate changes to net investment income as of June 30, 2026, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect net investment income. Accordingly, MSC Income can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of the Fund’s investments are based on contracts which reset quarterly, while the Corporate Facility and the SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under the Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, MSC Income carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Accounting Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, MSC Income’s Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Accounting Officer have concluded that the current disclosure controls and procedures are effective in timely alerting them of material information relating to MSC Income that is required to be disclosed in the reports the Fund files or submits under the Exchange Act. There have been no changes in MSC Income’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
See Note G — Dividend Reinvestment Plan in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of MSC Income’s dividend reinvestment plan and shares purchased thereunder during the three months ended June 30, 2026.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of MSC Income’s directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
101*
The following financial information from MSC Income’s Quarterly Report on Form 10-Q for the second quarter of fiscal year 2026, filed with the SEC on August 7, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) the Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) the Consolidated Schedule of Investments for the periods ended June 30, 2026 and December 31, 2025, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the six months ended June 30, 2026 and 2025.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Income Fund, Inc.

Date: August 7, 2026	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

Date: August 7, 2026	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer
(principal financial officer)

Date: August 7, 2026	/s/ RYAN H. MCHUGH
Ryan H. McHugh
Chief Accounting Officer
(principal accounting officer)