Form 10-Q
period 2026-09-30
MSC INCOME FUND, INC.
filed 2026-11-06
CIK 1535778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of November 5, 2026 was 45,112,524.

MSC INCOME FUND, INC.

Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Investments at fair value:
Control investments (cost: $62,054 and $52,550, respectively)	$65,964	$58,372
Affiliate investments (cost: $326,166 and $322,074, respectively)	420,330	406,771
Non‑Control/Non‑Affiliate investments (cost: $899,489 and $885,299, respectively)	892,494	870,244
Total investments (cost: $1,287,709 and $1,259,923, respectively)	1,378,788	1,335,387
Cash and cash equivalents	27,332	20,635
Interest and dividend receivable	11,137	12,273
Prepaids and other assets	16,235	9,546
Deferred financing costs (net of accumulated amortization of $7,916 and $7,259, respectively)	2,685	3,190
Total assets	$1,436,177	$1,381,031
LIABILITIES
Credit Facilities	$272,000	$453,000
October 2026 Notes (net of unamortized debt issuance costs of $25 and $249, respectively)	149,975	149,751
May 2029 Notes (net of unamortized debt issuance costs of $659)	149,341	—
September 2029 Notes (net of unamortized debt issuance costs of $587)	74,413	—
Accounts payable and other liabilities	2,146	786
Interest payable	12,290	5,946
Dividend payable	—	16,772
Base management and incentive fees payable	7,887	8,388
Capital gains incentive fee accrual	5,957	2,763
Deferred tax liability, net	12,217	4,966
Total liabilities	686,226	642,372
Commitments and contingencies (Note I)
NET ASSETS
Common stock, $0.001 par value per share (450,000,000 shares authorized; 45,291,451 and 46,588,608 shares issued and outstanding, respectively)	45	47
Additional paid-in capital	765,308	782,007
Total overdistributed earnings	(15,402)	(43,395)
Total net assets	749,951	738,659
Total liabilities and net assets	$1,436,177	$1,381,031
NET ASSET VALUE PER SHARE	$16.56	$15.85

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INVESTMENT INCOME:
Control investments:
Interest income	$759	$711	$2,150	$2,099
Dividend income	—	477	764	1,976
Fee income	82	105	154	174
Total investment income from Control investments	841	1,293	3,068	4,249
Affiliate investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	5,969	5,723	17,898	16,422
PIK interest income	731	634	2,222	1,390
Dividend income	2,130	2,482	6,668	9,388
Fee income	399	429	1,290	1,020
Total investment income from Affiliate investments	9,229	9,268	28,078	28,220
Non‑Control/Non‑Affiliate investments:
Interest income (excluding PIK interest income)	20,721	21,376	61,805	62,265
PIK interest income	2,058	1,673	5,583	4,714
Dividend income	1,702	693	3,766	2,386
Fee income	978	1,064	3,016	2,403
Total investment income from Non-Control/Non-Affiliate investments	25,459	24,806	74,170	71,768
Total investment income	35,529	35,367	105,316	104,237
EXPENSES:
Interest	(9,951)	(8,649)	(28,736)	(25,570)
Base management fee	(5,390)	(4,860)	(15,956)	(14,739)
Incentive fee on income	(3,106)	(3,481)	(9,322)	(8,935)
Incentive fee on capital gains	(883)	—	(3,194)	—
General and administrative	(1,188)	(1,334)	(3,351)	(3,510)
Internal administrative services expenses	(187)	(173)	(561)	(519)
Total expenses before expense waivers	(20,705)	(18,497)	(61,120)	(53,273)
Waiver of incentive fee on income	610	160	1,853	160
Total expenses, net of expense waivers	(20,095)	(18,337)	(59,267)	(53,113)
NET INVESTMENT INCOME BEFORE TAXES	15,434	17,030	46,049	51,124
Excise tax benefit (expense)	(159)	39	(448)	(240)
Federal and state income and other tax expenses	(902)	(492)	(2,994)	(2,253)
NET INVESTMENT INCOME	14,373	16,577	42,607	48,631
NET REALIZED GAIN (LOSS):
Control investments	(15,130)	—	(15,130)	5,305
Affiliate investments	—	(2,321)	9,939	(2,319)
Non‑Control/Non‑Affiliate investments	11,248	(7,533)	10,925	(29,127)
Total net realized gain (loss)	(3,882)	(9,854)	5,734	(26,141)
NET UNREALIZED APPRECIATION (DEPRECIATION):
Control investments	13,040	(1,113)	7,059	(7,014)
Affiliate investments	2,503	9,693	9,467	12,460
Non‑Control/Non‑Affiliate investments	(6,499)	12,427	(1,021)	30,440
Total net unrealized appreciation	9,044	21,007	15,505	35,886
Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation	(1,389)	(1,201)	(3,205)	317
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,146	$26,529	$60,641	$58,693
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER SHARE—BASIC AND DILUTED	$0.40	$0.56	$1.33	$1.27
WEIGHTED-AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	45,337,344	47,303,204	45,596,968	46,353,334

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Total Overdistributed Earnings	Total Net Asset Value
	Number of Shares	Par Value
Balances as of December 31, 2024	40,240,358	$40	$689,580	$(64,717)	$624,903
Issuances of common stock, net of underwriting and offering costs	6,325,000	6	90,526	—	90,532
Dividend reinvestment	284,173	1	4,495	—	4,496
Net increase in net assets resulting from operations	—	—	—	15,875	15,875
Dividends to stockholders	—	—	—	(16,866)	(16,866)
Balances as of March 31, 2025	46,849,531	$47	$784,601	$(65,708)	$718,940
Dividend reinvestment	309,276	—	4,679	—	4,679
Common stock repurchased	(10,005)	—	(146)	—	(146)
Net increase in net assets resulting from operations	—	—	—	16,289	16,289
Dividends to stockholders	—	—	—	(16,974)	(16,974)
Balances as of June 30, 2025	47,148,802	$47	$789,134	$(66,393)	$722,788
Dividend reinvestment	299,994	—	4,596	—	4,596
Common stock repurchased	(180,769)	—	(2,539)	—	(2,539)
Net increase in net assets resulting from operations	—	—	—	26,529	26,529
Dividends to stockholders	—	—	—	(17,016)	(17,016)
Balances as of September 30, 2025	47,268,027	$47	$791,191	$(56,880)	$734,358

Balances as of December 31, 2025	46,588,608	$47	$782,007	$(43,395)	$738,659
Common stock repurchased	(1,243,379)	(2)	(16,028)	—	(16,030)
Net increase in net assets resulting from operations	—	—	—	13,223	13,223
Dividends to stockholders	—	—	—	(16,324)	(16,324)
Balances as of March 31, 2026	45,345,229	$45	$765,979	$(46,496)	$719,528
Net increase in net assets resulting from operations	—	—	—	29,272	29,272
Balances as of June 30, 2026	45,345,229	$45	$765,979	$(17,224)	$748,800
Common stock repurchased	(53,778)	—	(671)	—	(671)
Net increase in net assets resulting from operations	—	—	—	18,146	18,146
Dividends to stockholders	—	—	—	(16,324)	(16,324)
Balances as of September 30, 2026	45,291,451	$45	$765,308	$(15,402)	$749,951

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$60,641	$58,693
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Investments in portfolio companies	(214,044)	(286,906)
Proceeds from sales and repayments of debt investments in portfolio companies	162,204	208,777
Proceeds from sales and return of capital of equity investments in portfolio companies	39,724	19,897
Net unrealized appreciation	(15,505)	(35,886)
Net realized (gain) loss	(5,734)	26,141
Accretion of unearned income	(6,119)	(5,702)
Payment-in-kind interest	(7,805)	(6,104)
Cumulative dividends	(871)	(902)
Amortization of deferred financing and debt issuance costs	1,028	819
Deferred taxes	7,251	1,407
Changes in other assets and liabilities:
Interest and dividend receivable	1,136	(1,725)
Prepaids and other assets	(1,933)	39
Accounts payable and other liabilities	1,354	(3,590)
Interest payable	6,344	486
Base management and incentive fees payable	(501)	(326)
Capital gains incentive fee accrual	3,194	—
Net cash provided by (used in) operating activities	30,364	(24,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of underwriting and offering costs	—	90,532
Redemption of common stock	(16,701)	(2,685)
Dividends paid	(49,420)	(34,556)
Proceeds from Credit Facilities	319,000	305,000
Repayments on Credit Facilities	(500,000)	(341,688)
Proceeds from May 2029 Notes	150,000	—
Proceeds from September 2029 Notes	75,000	—
Deferred financing and debt issuance costs	(1,546)	(2,015)
Net cash provided by (used in) financing activities	(23,667)	14,588

Net increase (decrease) in cash and cash equivalents	6,697	(10,294)
CASH AND CASH EQUIVALENTS AS OF BEGINNING OF PERIOD	20,635	28,375
CASH AND CASH EQUIVALENTS AS OF END OF PERIOD	$27,332	$18,081

Supplemental cash flow disclosures:
Interest paid	$21,272	$24,265
Taxes paid	$514	$4,504
Non-cash financing activities:
Value of shares issued pursuant to the dividend reinvestment plan	$—	$13,771

The accompanying notes are an integral part of these consolidated financial statements

MSC INCOME FUND, INC.
Consolidated Schedule of Investments
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Control Investments (5)
BDB Holdings, LLC		Casual Restaurant Group
			Secured Debt		2/24/2025		12.00%				2/27/2027	$2,408	2,408	2,408
			Preferred Equity		11/4/2024	13,024,663							13,025	3,460
													15,433	5,868
Computer Data Source, LLC	(10)	Third Party Maintenance Provider to the Data Center Ecosystem
			Secured Debt	(9) (30)	9/28/2026			SF+	5.50%		9/28/2031	—	—	—
			Secured Debt	(9)	9/28/2026		10.00%	SF+	5.50%	10.00%	9/28/2031	4,167	4,167	4,167
			Member Units		9/28/2026	24,847							13,033	13,033
													17,200	17,200
Copper Trail Fund Investments	(12) (13)	Investment Partnership
			LP Interests (CTMH, LP)	(24)	7/17/2017	38.75%							440	380

GRT Rubber Technologies LLC		Manufacturer of Engineered Rubber Products
			Secured Debt		12/21/2018		9.79%	SF+	6.00%		10/29/2026	1,550	1,549	1,550
			Secured Debt		12/19/2014		11.79%	SF+	8.00%		10/29/2026	19,944	19,940	19,944
			Member Units	(8)	12/19/2014	2,896							6,435	19,790
													27,924	41,284
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (2717 MH, L.P.)	(24)	10/1/2017	49.26%							1,057	1,232

Subtotal Control investments (8.8% of net assets at fair value)													$62,054	$65,964
Affiliate Investments (6)
American Nuts, LLC	(10)	Roaster, Mixer and Packager of Bulk Nuts and Seeds
			Secured Debt	(9)	3/27/2026		12.38%	SF+	8.50%	12.38%	3/28/2028	$94	$94	$94
			Secured Debt	(9)	3/25/2025		12.38%	SF+	8.50%	12.38%	3/28/2028	2,550	2,550	2,531
			Secured Debt	(9)	3/25/2025		12.38%	SF+	8.50%	12.38%	3/28/2028	2,550	2,550	2,181
			Preferred Equity		3/25/2025	7,590							2,556	1,080
													7,750	5,886
Analytical Systems Keco Holdings, LLC		Manufacturer of Liquid and Gas Analyzers
			Secured Debt		8/16/2019		13.25%				8/16/2029	910	904	904
			Preferred Member Units		5/20/2021	603							597	1,530
			Preferred Member Units		8/16/2019	777							800	130
			Warrants	(27)	8/16/2019	105					8/16/2029		79	—
													2,380	2,564
Batjer TopCo, LLC		HVAC Mechanical Contractor
			Secured Debt	(30)	3/7/2022						3/7/2027	—	—	—
			Secured Debt	(30)	3/7/2022						3/7/2027	—	—	—
			Secured Debt		3/7/2022		10.00%				3/7/2027	1,068	1,067	1,068
			Preferred Stock	(8)	3/7/2022	453							455	1,050
													1,522	2,118

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)	Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Brewer Crane Holdings, LLC	Provider of Crane Rental and Operating Services
		Secured Debt	(9)	1/9/2018		13.79%	SF+	10.00%		12/31/2027	1,264	1,255	1,264
		Preferred Member Units	(8)	1/9/2018	737							1,070	760
		Preferred Member Units	(8)	7/7/2025	78	15.00%			15.00%			93	93
												2,418	2,117
Chamberlin Holding LLC	Roofing and Waterproofing Specialty Contractor
		Secured Debt	(9) (30)	2/26/2018			SF+	6.00%		2/26/2029	—	(16)	—
		Secured Debt	(9)	2/26/2018		11.86%	SF+	8.00%		2/26/2029	10,305	10,193	10,305
		Member Units	(8)	2/26/2018	1,087							2,860	12,010
		Member Units	(8) (23)	11/2/2018	261,786							443	1,048
												13,480	23,363
Charps, LLC	Pipeline Maintenance and Construction
		Preferred Member Units	(8)	2/3/2017	457							491	3,680

Clad-Rex Steel, LLC	Specialty Manufacturer of Vinyl-Clad Metal
		Secured Debt	(30)	10/28/2022						7/31/2027	—	—	—
		Secured Debt		12/20/2016		9.00%				7/31/2030	2,086	2,069	2,086
		Secured Debt		12/20/2016		10.00%				12/20/2036	223	222	223
		Member Units	(8)	12/20/2016	179							1,820	3,820
		Member Units	(23)	12/20/2016	200							127	377
												4,238	6,506
Cody Pools, Inc.	Designer of Residential and Commercial Pools
		Secured Debt		3/6/2020		13.50%				12/3/2030	786	767	786
		Secured Debt		3/6/2020		13.50%				12/3/2030	5,674	5,587	5,674
		Preferred Member Units	(8) (23)	3/6/2020	147							2,079	15,290
												8,433	21,750
Colonial Electric Company LLC	Provider of Electrical Contracting Services
		Secured Debt	(30)	3/31/2021						3/31/2028	—	—	—
		Secured Debt		3/31/2021		9.00%				3/31/2028	2,195	2,176	2,195
		Preferred Member Units	(8)	3/31/2021	4,320							1,920	6,220
												4,096	8,415
Compass Systems & Sales, LLC	Designer of End-to-End Material Handling Solutions
		Secured Debt	(30)	11/22/2023						11/22/2028	—	(9)	(9)
		Secured Debt		11/22/2023		13.50%				11/22/2028	3,750	3,702	3,702
		Preferred Equity		11/22/2023	2,017							1,961	1,961
												5,654	5,654
Datacom, LLC	Technology and Telecommunications Provider
		Secured Debt		3/1/2022		10.00%				12/31/2030	128	128	128
		Secured Debt		3/31/2021		10.00%				12/31/2030	858	857	189
		Preferred Member Units		3/31/2021	1,040							330	—
												1,315	317

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Digital Products Holdings LLC		Designer and Distributor of Consumer Electronics
			Secured Debt	(9)	4/1/2018		13.69%	SF+	10.00%		4/27/2029	2,824	2,811	2,811
			Preferred Member Units	(8)	4/1/2018	964							2,375	2,459
													5,186	5,270
Direct Marketing Solutions, Inc.		Provider of Omni-Channel Direct Marketing Services
			Secured Debt	(30)	2/13/2018						2/28/2031	—	(16)	—
			Secured Debt		12/27/2022		14.00%				2/28/2031	8,590	8,400	8,590
			Preferred Stock		2/13/2018	2,484							3,260	8,774
													11,644	17,364
DMA Industries, LLC		Distributor of Aftermarket Ride Control Products
			Secured Debt		6/18/2024		13.00%				6/18/2029	1,160	1,142	1,160
			Secured Debt		11/19/2021		13.00%				6/18/2029	3,200	3,182	3,200
			Preferred Equity	(8)	6/18/2024	767	15.00%			15.00%			1,048	2,348
			Preferred Equity		11/19/2021	1,486							1,486	3,996
													6,858	10,704
Flame King Holdings, LLC		Propane Tank and Accessories Distributor
			Secured Debt		6/30/2025		11.00%				6/30/2030	16,500	16,257	16,500
			Common Equity	(8) (23)	4/15/2026	982							982	968
			Preferred Equity	(8)	10/29/2021	2,340							2,600	13,190
													19,839	30,658
Freeport Financial Funds	(12) (13)	Investment Partnership
			LP Interests (Freeport First Lien Loan Fund III LP)	(24)	7/31/2015	5.95%							527	49

Gamber-Johnson Holdings, LLC		Manufacturer of Ruggedized Computer Mounting Systems
			Secured Debt	(9) (32)	6/24/2016		11.19%	SF+	7.50%		1/1/2028	400	400	400
			Secured Debt	(9)	11/22/2024		11.19%	SF+	7.50%		1/1/2028	18,742	18,681	18,742
			Member Units	(8)	6/24/2016	2,261							4,423	30,270
			Member Units	(23)	12/15/2025	102							76	76
													23,580	49,488
GFG Group, LLC		Grower and Distributor of a Variety of Plants and Products to Other Wholesalers, Retailers and Garden Centers
			Secured Debt		3/31/2021		10.50%				3/31/2031	3,543	3,516	3,543
			Preferred Member Units	(8)	3/31/2021	56							1,225	3,270
													4,741	6,813
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (HPEP 3, L.P.)	(24)	8/9/2017	8.22%							1,297	3,661

IG Investor, LLC		Military and Other Tactical Gear
			Secured Debt		6/21/2023		13.00%				6/21/2028	200	190	200

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt		6/21/2023		13.00%				6/21/2028	7,966	7,883	7,966
			Common Equity		6/21/2023	3,600							3,600	8,770
													11,673	16,936
Independent Pet Partners Intermediate Holdings, LLC	(10)	Omnichannel Retailer of Specialty Pet Products
			Common Equity		4/7/2023	6,436,566							6,540	6,600

Integral Energy Services	(10)	Nuclear Power Staffing Services
			Secured Debt	(9)	8/20/2021		11.49%	SF+	7.50%		8/20/2027	14,215	14,123	13,832
			Preferred Equity	(8)	12/7/2023	3,725	10.00%			10.00%			354	516
			Preferred Equity		6/3/2025	3,596	10.00%			10.00%			383	570
			Common Stock		8/20/2021	11,647							1,584	490
													16,444	15,408
Kickhaefer Manufacturing Company, LLC		Precision Metal Parts Manufacturing
			Secured Debt		10/31/2018		11.50%				10/31/2029	2,877	2,857	2,877
			Secured Debt		10/31/2018		9.00%				10/31/2048	968	960	968
			Preferred Equity	(8)	10/31/2018	145							3,060	5,440
			Member Units	(8) (23)	10/31/2018	200							248	1,063
													7,125	10,348
KMS, LLC	(10)	Wholesaler of Closeout and Value-Priced Products
			Secured Debt	(9) (30)	12/29/2025			SF+	5.50%		10/1/2028	—	(36)	—
			Secured Debt		2/10/2025		12.50%				10/1/2028	1,466	1,445	1,466
			Secured Debt		2/10/2025		12.50%				10/1/2028	914	914	914
			Preferred Equity	(8)	2/10/2025	11,516							6,113	7,830
													8,436	10,210
Mills Fleet Farm Group, LLC	(10)	Omnichannel Retailer of Work, Farm and Lifestyle Merchandise
			Secured Debt	(9)	12/19/2024		9.32%	SF+	5.50%	9.32%	1/28/2031	2,502	2,502	2,462
			Secured Debt	(9)	4/11/2025		9.21%	SF+	5.50%	9.21%	1/28/2031	1,492	1,492	1,469
			Preferred Equity	(8) (23)	12/19/2024	53,505							12,740	11,490
													16,734	15,421
Nello Industries Investco, LLC		Manufacturer of Steel Poles and Towers For Critical Infrastructure
			Secured Debt		6/4/2024		12.50%				6/4/2029	10,336	10,293	10,336
			Preferred Equity	(8)	6/4/2024	84,201							2,799	9,820
													13,092	20,156
NexRev LLC		Provider of Energy Efficiency Products & Services
			Preferred Member Units		2/28/2018	25,786,046							2,053	3,200

NuStep, LLC		Designer, Manufacturer and Distributor of Fitness Equipment
			Secured Debt	(9)	1/31/2017		10.29%	SF+	6.50%		1/31/2028	650	650	650
			Secured Debt		1/31/2017		12.00%				1/31/2030	4,610	4,550	4,550

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Preferred Member Units		11/2/2022	600							696	1,660
			Preferred Member Units		1/31/2017	122							2,966	2,560
													8,862	9,420
Oneliance, LLC		Construction Cleaning Company
			Preferred Stock	(8)	8/6/2021	282							282	750

Orttech Holdings, LLC		Distributor of Industrial Clutches, Brakes and Other Components
			Secured Debt	(9) (30)	7/30/2021			SF+	11.00%		7/30/2029	—	—	—
			Secured Debt	(9)	7/30/2021		14.79%	SF+	11.00%		7/30/2029	5,242	5,191	5,242
			Preferred Stock	(23)	7/30/2021	2,500							2,500	2,670
													7,691	7,912
Pinnacle TopCo, LLC		Manufacturer and Distributor of Garbage Can Liners, Poly Bags, Produce Bags, and Other Similar Products
			Secured Debt	(30)	12/21/2023						12/21/2028	—	(4)	—
			Secured Debt		12/21/2023		13.00%				12/21/2028	6,220	6,152	6,220
			Preferred Equity	(8)	12/21/2023	110							3,135	5,070
													9,283	11,290
RA Outdoors LLC	(10)	Software Solutions Provider for Outdoor Activity Management
			Secured Debt	(9)	4/8/2021		10.63%	SF+	6.75%	1.42%	6/30/2028	1,499	1,498	1,155
			Secured Debt	(9)	2/5/2025		10.58%	SF+	6.75%		6/30/2028	475	475	366
			Secured Debt	(9)	7/17/2025		10.58%	SF+	6.75%		6/30/2028	463	463	357
			Secured Debt	(9)	4/8/2021		10.63%	SF+	6.75%	1.42%	6/30/2028	15,675	15,670	12,074
			Common Equity		8/12/2024	107							—	—
													18,106	13,952
Robbins Bros. Jewelry, Inc.		Bridal Jewelry Retailer
			Secured Debt	(14) (30)	12/15/2021						12/15/2026	—	(14)	(14)
			Secured Debt	(14)	12/15/2021		12.50%			10.00%	12/15/2026	3,740	3,438	1,499
			Preferred Equity		12/15/2021	1,230							1,230	—
													4,654	1,485
SI East, LLC		Rigid Industrial Packaging Manufacturing
			Secured Debt		8/31/2018		11.85%				6/16/2028	750	747	747
			Secured Debt	(33)	6/16/2023		12.79%				6/16/2028	22,106	22,086	22,086
			Preferred Member Units	(8)	8/31/2018	55							508	4,350
													23,341	27,183
Student Resource Center, LLC	(10)	Higher Education Services
			Secured Debt		9/11/2024		8.50%			8.50%	12/31/2027	259	259	959
			Secured Debt	(14)	12/31/2022		8.50%			8.50%	12/31/2027	5,918	5,425	1,363
			Preferred Equity		12/31/2022	6,564,055							—	—
													5,684	2,322
Tedder Industries, LLC		Manufacturer of Firearm Holsters and Accessories
			Secured Debt	(17)	8/31/2018		12.00%			12.00%	8/31/2023	349	345	349

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(14) (17)	8/31/2018		12.00%			12.00%	8/31/2023	3,800	3,761	1,571
			Preferred Member Units		8/28/2023	1,651							165	—
			Preferred Member Units		2/1/2023	1,411							141	—
			Preferred Member Units		8/31/2018	136							2,311	—
													6,723	1,920
Trantech Radiator Topco, LLC		Transformer Cooling Products and Services
			Secured Debt		5/31/2019		11.50%				5/31/2031	400	400	400
			Secured Debt		5/31/2019		13.50%				5/31/2031	7,820	7,671	7,820
			Secured Debt		11/21/2025		9.00%				5/31/2027	510	509	510
			Secured Debt		3/25/2026		9.00%				5/31/2027	525	524	525
			Secured Debt		3/25/2026		9.00%				5/31/2027	100	100	100
			Common Stock	(8)	5/31/2019	163							1,505	7,180
			Common Equity	(23)	11/21/2025	181							174	174
													10,883	16,709
Urgent DSO LLC		General and Emergency Dentistry Practice
			Secured Debt		2/16/2024		13.50%				2/16/2029	2,200	2,168	2,128
			Preferred Equity		2/16/2024	1,000							1,154	193
													3,322	2,321
Victory Energy Operations, LLC		Provider of Industrial and Commercial Combustion Systems
			Secured Debt	(30)	10/3/2024						10/3/2029	—	(12)	(12)
			Secured Debt		10/3/2024		13.00%				10/3/2029	7,473	7,338	7,338
			Preferred Equity		10/3/2024	8,259							3,609	4,230
													10,935	11,556
VVS Holdco LLC		Omnichannel Retailer of Animal Health Products
			Secured Debt	(9)	12/1/2021		9.79%	SF+	6.00%		12/1/2026	100	100	100
			Secured Debt		12/1/2021		11.50%				12/1/2026	5,700	5,694	5,694
			Preferred Equity	(23)	12/1/2021	3,060							3,060	3,060
													8,854	8,854
Subtotal Affiliate investments (56.0% of net assets at fair value)													$326,166	$420,330
Non-Control/Non-Affiliate Investments (7)
AAC Holdings, Inc.	(11)	Substance Abuse Treatment Service Provider
			Secured Debt		9/16/2026		21.00%			21.00%	11/24/2032	$95	$67	$67
			Secured Debt		4/15/2026		21.00%			21.00%	11/24/2032	610	498	610
			Secured Debt		11/24/2025		21.00%			21.00%	11/24/2032	414	380	414
			Secured Debt		4/1/2025		20.00%			20.00%	11/24/2032	358	358	358
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	1,070	1,070	213
			Secured Debt	(14)	3/28/2025		20.00%			20.00%	11/24/2032	1,070	1,070	213
			Preferred Equity		3/28/2025	4,342,688							2,931	—
			Common Stock		12/11/2020	593,927							3,148	—
													9,522	1,875
Adams Publishing Group, LLC	(10)	Local Newspaper Operator
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	8.00%	1.00%	3/11/2027	1,255	1,255	1,255

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	11/26/2025		11.00%	SF+	8.00%	1.00%	3/11/2027	88	87	88
			Secured Debt	(9) (29)	3/11/2022		11.00%	SF+	8.00%	1.00%	3/11/2027	1,752	1,751	1,752
													3,093	3,095
AGS American Glass Services Acquisition, LLC	(10)	Provider of Custom Glass Fabrication & Installation and Specialty Coating Solutions
			Secured Debt	(9) (30)	7/24/2025			SF+	5.50%		7/24/2031	—	(41)	(41)
			Secured Debt	(9)	7/24/2025		9.45%	SF+	5.50%		7/24/2031	3,229	3,182	3,182
			Secured Debt	(9)	7/24/2025		9.32%	SF+	5.50%		7/24/2031	12,532	12,383	12,427
			Common Equity		7/24/2025	10,000							1,000	910
													16,524	16,478
Airo Purchaser, Inc.	(10)	Provider of HVAC and Plumbing Installation Services
			Secured Debt	(9) (30)	8/1/2025			SF+	5.25%		8/1/2030	—	(43)	(43)
			Secured Debt	(9)	8/1/2025		9.09%	SF+	5.25%		8/1/2030	2,232	2,192	2,232
			Secured Debt	(9)	8/1/2025		9.09%	SF+	5.25%		8/1/2030	22,207	21,909	22,207
			Common Equity		8/1/2025	1,233							1,233	1,340
													25,291	25,736
AMEREQUIP LLC	(10)	Full Services Provider Including Design, Engineering and Manufacturing of Commercial and Agricultural Equipment
			Common Stock	(8)	8/31/2022	11							83	—

American Health Staffing Group, Inc.	(10)	Healthcare Temporary Staffing
			Secured Debt	(9) (30)	11/19/2021			P+	5.25%		11/19/2028	—	(2)	(2)
			Secured Debt	(9)	11/19/2021		12.25%	P+	5.25%		11/19/2028	6,385	6,377	6,385
													6,375	6,383
ArborWorks, LLC	(10)	Vegetation Management Services
			Secured Debt		11/6/2023		15.00%			15.00%	11/6/2028	2,859	2,859	2,859
			Secured Debt	(9)	11/6/2023		10.50%	SF+	6.50%	10.50%	11/6/2028	5,157	5,157	5,157
			Preferred Equity		11/6/2023	17,265							7,468	9,494
			Preferred Equity		11/6/2023	17,265							—	—
			Common Equity		11/9/2021	2,070							124	—
													15,608	17,510
Archer Systems, LLC	(10)	Mass Tort Settlement Administration Solutions Provider
			Common Stock	(8)	8/11/2022	62,402							62	110

ATS Operating, LLC	(10)	For-Profit Thrift Retailer
			Secured Debt	(9) (28)	1/18/2022		9.99%	SF+	6.00%		1/18/2028	200	194	200
			Secured Debt	(9)	1/18/2022		8.99%	SF+	5.00%		1/18/2028	925	921	925
			Secured Debt	(9)	1/18/2022		10.99%	SF+	7.00%		1/18/2028	925	921	925
			Common Stock		1/18/2022	100,000							100	150
													2,136	2,200
Auria Space, LLC	(10)	Provider of Satellite Operations and Command Software for Defense and Intelligence Platforms
			Secured Debt	(9) (30)	12/31/2025			SF+	5.75%		12/31/2030	—	(32)	(32)
			Secured Debt	(9)	12/31/2025		9.65%	SF+	5.75%		12/31/2030	13,793	13,618	13,793
			Secured Debt	(9)	12/31/2025		9.65%	SF+	5.75%		12/31/2030	12,931	12,769	12,931

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Member Units		2/6/2026	127,648							690	690
													27,045	27,382
AVEX Aviation Holdings, LLC	(10)	Specialty Aircraft Dealer & MRO Provider
			Secured Debt	(9) (30)	12/23/2022			SF+	7.25%		12/23/2027	—	(6)	(6)
			Secured Debt	(9) (30)	12/18/2025			SF+	7.25%		12/23/2027	—	(3)	(3)
			Secured Debt	(9)	12/23/2022		11.47%	SF+	7.25%		12/23/2027	3,192	3,161	3,192
			Common Equity		12/15/2021	137							130	246
													3,282	3,429
Behavior Development Group Holdings	(10)	Applied Behavior Analysis Therapy Provider
			Secured Debt	(9)	12/17/2025		9.87%	SF+	6.00%		12/17/2030	2,500	2,469	2,420
			Secured Debt	(9)	12/17/2025		10.07%	SF+	6.00%		12/17/2030	15,873	15,674	15,365
			Common Equity		12/17/2025	500							500	400
													18,643	18,185
Bluestem Brands, Inc.	(11)	Multi-Channel Retailer of General Merchandise
			Secured Debt	(9) (14) (17)	1/9/2024		12.30%	SF+	8.50%	11.30%	5/6/2026	197	116	259
			Secured Debt	(9) (14) (17)	10/19/2022		14.50%	P+	7.50%	13.50%	5/6/2026	2,930	2,878	101
			Secured Debt	(9) (14) (17)	8/28/2020		12.30%	SF+	8.50%	11.30%	5/6/2026	4,486	4,174	—
			Common Stock		10/1/2020	700,446							—	—
			Warrants	(27)	10/19/2022	175,110					10/19/2032		1,111	—
													8,279	360
B-O-F Corporation	(10)	Manufacturer of Gravity Flow Shelving Solutions for Retail Applications
			Secured Debt	(9) (30)	2/3/2025			SF+	5.75%		2/3/2030	—	(10)	(10)
			Secured Debt	(9)	2/3/2025		8.48%	SF+	4.75%		2/3/2030	2,850	2,817	2,787
			Secured Debt	(9)	2/3/2025		10.48%	SF+	6.75%		2/3/2030	2,850	2,817	2,787
			Common Equity		2/3/2025	180,000							180	180
													5,804	5,744
Bond Brand Loyalty ULC	(10) (13) (21)	Provider of Loyalty Marketing Services
			Secured Debt	(9)	5/1/2023		9.63%	SF+	5.75%		5/1/2028	90	84	90
			Secured Debt	(9)	10/31/2025		9.63%	SF+	5.75%		5/1/2028	872	860	872
			Secured Debt	(9)	5/1/2023		8.63%	SF+	4.75%		5/1/2028	3,918	3,893	3,918
			Secured Debt	(9)	5/1/2023		10.63%	SF+	6.75%		5/1/2028	3,918	3,893	3,918
			Preferred Equity		5/1/2023	360							360	420
			Common Equity		5/1/2023	360							—	—
													9,090	9,218
Brightwood Capital Fund Investments	(12) (13)	Investment Partnership
			LP Interests (Brightwood Capital Fund III, LP)	(24)	7/21/2014	1.59%							1,727	869
			LP Interests (Brightwood Capital Fund IV, LP)	(8) (24)	10/26/2016	0.59%							4,362	3,873
													6,089	4,742
Buca C, LLC		Casual Restaurant Group
			Secured Debt	(14) (17)	8/7/2024		15.00%			15.00%	11/4/2024	4,532	4,263	—
			Secured Debt	(14) (17)	6/28/2024		15.00%			15.00%	4/1/2025	—	—	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(14) (17)	6/30/2015		15.00%			15.00%	8/31/2023	4,078	4,078	—
			Preferred Member Units		6/30/2015	4	6.00%			6.00%			3,040	—
													11,381	—
Career Team Holdings, LLC		Provider of Workforce Training and Career Development Services
			Secured Debt	(9) (30)	12/17/2021			SF+	6.00%		6/5/2030	—	(6)	(6)
			Secured Debt		12/17/2021		13.00%				6/5/2030	2,432	2,388	2,388
			Common Stock		12/17/2021	60,066							601	600
													2,983	2,982
CenterPeak Holdings, LLC		Executive Search Services
			Preferred Equity	(8)	12/10/2021	368							404	3,270

Channel Partners Intermediateco, LLC	(10)	Outsourced Consumer Services Provider
			Secured Debt	(9) (28)	2/7/2022		10.72%	SF+	6.75%		2/7/2027	762	759	762
			Secured Debt	(9)	2/7/2022		10.74%	SF+	6.75%		2/7/2027	3,266	3,261	3,266
			Secured Debt	(9)	6/24/2022		10.74%	SF+	6.75%		2/7/2027	181	181	181
			Secured Debt	(9)	3/27/2023		10.74%	SF+	6.75%		2/7/2027	437	436	437
			Secured Debt	(9)	5/11/2026		10.74%	SF+	6.75%		2/7/2027	358	354	358
													4,991	5,004
Clarius BIGS, LLC	(10)	Prints & Advertising Film Financing
			Secured Debt	(14) (17) (34)	9/23/2014						1/5/2015	2,643	2,299	4

Classic H&G Holdings, LLC		Provider of Engineered Packaging Solutions
			Preferred Member Units		3/12/2020	39							—	530

Connect Telecommunications Solutions Holdings, Inc.	(13) (21)	Value-Added Distributor of Fiber Products and Equipment
			Secured Debt		10/9/2024		13.00%				10/9/2029	2,524	2,478	2,509
			Preferred Equity		10/9/2024	2,478							1,400	1,240
													3,878	3,749
Coregistics Buyer LLC	(10) (13) (21)	Contract Packaging Service Provider
			Secured Debt	(9) (28)	6/29/2024		10.27%	SF+	6.50%		6/28/2029	449	436	446
			Secured Debt	(9)	6/29/2024		10.32%	SF+	6.50%		6/28/2029	2,813	2,775	2,787
			Secured Debt	(9)	6/29/2024		10.57%	SF+	6.75%		6/28/2029	8,473	8,357	8,117
			Secured Debt	(9)	8/15/2024		10.23%	SF+	6.50%		6/28/2029	1,875	1,854	1,858
													13,422	13,208
CoreStack, Inc.	(10)	Multi-Cloud Governance Platform Provider
			Secured Debt		3/25/2026		10.00%			10.00%	9/25/2028	421	421	421
			Secured Debt	(34)	3/25/2026						9/25/2028	3,800	3,800	3,800
													4,221	4,221
CQ Fluency, LLC	(10)	Global Language Services Provider
			Secured Debt	(9) (30)	12/27/2023			SF+	6.50%		6/27/2027	—	(9)	(9)
			Secured Debt	(9)	12/27/2023		10.67%	SF+	6.50%		6/27/2027	6,563	6,518	6,562

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													6,509	6,553
CRC Evans USA Bidco, Inc.	(10) (13) (21)	Manufacturers of Equipment, Including Drilling Rigs and Equipment, and Providers of Supplies and Services to Companies Involved in the Drilling, Evaluation and Completion of Oil and Gas Wells
			Secured Debt	(9) (30) (28)	8/19/2022			SF+	6.75%		6/30/2029	—	(10)	—
			Secured Debt	(9) (30)	12/31/2025			SF+	6.75%		6/30/2029	—	(14)	(14)
			Secured Debt	(9)	12/31/2025		11.09%	SF+	6.75%		6/30/2029	601	592	601
			Secured Debt	(9)	8/19/2022		11.09%	SF+	6.75%		6/30/2029	941	925	941
													1,493	1,528
Creative Foam Corporation	(10)	Manufacturer of Custom Engineered Die Cut, Formed Foam, Nonwoven, and Multi-material Component Solutions for the Automotive and Healthcare Markets
			Secured Debt	(9) (30)	6/27/2024			SF+	7.00%		6/27/2029	—	(17)	(17)
			Secured Debt	(9)	3/4/2025		10.75%	SF+	7.00%		6/27/2029	16,461	16,249	16,461
			Secured Debt	(9)	6/27/2024		11.07%	SF+	7.00%		6/27/2029	10,322	10,210	10,322
			Common Equity		3/4/2025	2,862							286	130
													26,728	26,896
Dalton US Inc.	(10)	Provider of Supplemental Labor Services
			Preferred Stock		9/28/2026	3							3	10
			Common Stock		8/16/2022	37							52	40
													55	50
Dynamic Communities, LLC	(10)	Developer of Business Events and Online Community Groups
			Secured Debt	(9)	12/20/2022		12.00%	SF+	8.00%	12.00%	12/31/2026	2,852	2,825	2,852
			Secured Debt	(9)	12/20/2022		13.00%	SF+	9.00%		12/31/2026	2,536	2,303	2,506
			Preferred Equity		12/20/2022	125,000							128	110
			Preferred Equity		12/20/2022	2,376,241							—	—
			Common Equity		12/20/2022	1,250,000							—	—
													5,256	5,468
Electro Technical Industries, LLC	(10)	Manufacturer of Mission-Critical Electrical Distribution Systems
			Common Equity		3/31/2025	714,286							714	5,460

Elgin AcquireCo, LLC		Manufacturer and Distributor of Engine and Chassis Components
			Secured Debt	(9) (30)	10/3/2022			SF+	6.00%		10/3/2027	—	—	—
			Secured Debt		10/3/2022		12.00%				10/3/2027	1,089	1,083	1,083
			Secured Debt		10/3/2022		9.00%				10/3/2052	403	400	400
			Common Stock		10/3/2022	19							374	270
			Common Stock	(23)	10/3/2022	61							102	228
													1,959	1,981
Escalent, Inc.	(10)	Market Research and Consulting Firm
			Secured Debt	(9)	4/7/2023		10.07%	SF+	6.00%		4/7/2029	77	72	77
			Secured Debt	(9)	10/2/2024		10.07%	SF+	6.00%		4/7/2029	348	345	348
			Secured Debt	(9)	4/7/2023		10.07%	SF+	6.00%		4/7/2029	6,558	6,473	6,558
			Common Equity		4/7/2023	170,998							174	210
													7,064	7,193

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
Event Holdco, LLC	(10)	Event and Learning Management Software for Healthcare Organizations and Systems
			Secured Debt	(9)	12/22/2021		11.34%	SF+	7.00%		12/22/2026	308	308	308
			Secured Debt	(9)	12/22/2021		11.34%	SF+	7.00%		12/22/2026	3,968	3,966	3,968
													4,274	4,276
FCC Intermediate Holdco, LLC		Supply Chain Management Services
			Secured Debt	(30)	5/28/2024						5/28/2029	—	—	—
			Secured Debt		5/28/2024		13.00%				5/28/2029	7,483	6,895	7,482
			Warrants	(8) (27)	5/28/2024	3					5/28/2034		980	3,300
													7,875	10,782
Garyline, LLC	(10)	Manufacturer of Consumer Plastic Products
			Secured Debt	(9)	4/14/2025		10.79%	SF+	7.00%		10/14/2027	611	599	611
			Secured Debt	(9)	4/14/2025		10.79%	SF+	7.00%		10/14/2027	8,297	8,230	8,297
			Common Equity		11/10/2023	210,084							210	130
													9,039	9,038
GradeEight Corp.	(10)	Distributor of Maintenance and Repair Parts
			Secured Debt	(9) (30)	10/4/2024			SF+	7.00%		10/4/2029	—	(28)	—
			Secured Debt	(9)	10/4/2024		10.73%	SF+	7.00%		10/4/2029	1,934	1,905	1,934
			Secured Debt	(9) (26)	10/4/2024		10.77%	SF+	7.00%		10/4/2029	14,175	14,004	14,175
			Common Equity		10/4/2024	570							564	420
													16,445	16,529
Harris Preston Fund Investments	(12) (13)	Investment Partnership
			LP Interests (423 AER II, LP)	(24)	6/2/2025	4.13%							1,678	2,148

Hawk Ridge Systems, LLC		Value-Added Reseller of Engineering Design and Manufacturing Solutions
			Secured Debt	(9) (30)	12/2/2016			SF+	6.00%		1/15/2029	—	(4)	—
			Secured Debt	(30)	1/2/2026						1/15/2029	—	—	—
			Secured Debt		1/2/2026		12.50%				1/15/2029	1,665	1,646	1,665
			Secured Debt		12/2/2016		12.50%				1/15/2029	10,879	10,781	10,879
			Preferred Member Units	(8)	12/2/2016	56							713	6,670
			Preferred Member Units	(23)	12/2/2016	56							38	350
													13,174	19,564
HDC/HW Intermediate Holdings	(10)	Managed Services and Hosting Provider
			Secured Debt	(9) (14)	3/7/2024		9.01%	SF+	3.50%	2.50%	11/21/2026	1,465	1,437	535
			Secured Debt	(14)	3/7/2024		2.50%			2.50%	11/21/2026	890	377	—
			Common Equity		3/7/2024	35,971							—	—
													1,814	535
Hornblower Sub, LLC	(10)	Marine Tourism and Transportation
			Secured Debt	(9) (30) (28)	7/3/2024			SF+	5.50%		7/3/2029	—	(14)	—
			Secured Debt	(9)	7/3/2024		9.25%	SF+	5.50%	1.50%	7/3/2029	16,590	16,485	16,554
													16,471	16,554
Horwitz Holdings, LLC	(10)	Provider of Mechanical, Electrical and Plumbing Services
			Secured Debt	(9)	6/30/2026		9.55%	SF+	5.50%		6/30/2031	2,779	2,705	2,720

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9) (30)	6/30/2026			SF+	5.50%		6/30/2031	—	(49)	(49)
			Secured Debt	(9)	6/30/2026		9.57%	SF+	5.50%		6/30/2031	13,202	12,955	12,922
													15,611	15,593
Hybrid Promotions, LLC	(10)	Wholesaler of Licensed, Branded and Private Label Apparel
			Secured Debt	(9)	6/30/2021		11.98%	SF+	8.25%		12/31/2027	8,000	7,941	8,000

IG Parent Corporation	(11)	Software Engineering
			Secured Debt	(9)	7/30/2021		9.75%	SF+	5.75%		7/30/2028	31	27	31
			Secured Debt	(9)	7/30/2021		9.75%	SF+	5.75%		7/30/2028	6,090	6,064	6,090
			Secured Debt	(9)	7/30/2021		9.75%	SF+	5.75%		7/30/2028	1,887	1,878	1,887
													7,969	8,008
Ignite Visibility LLC	(10)	Digital Marketing Services Agency
			Secured Debt	(9)	12/15/2025		8.73%	SF+	5.00%		12/1/2028	7,931	7,845	7,931
			Secured Debt	(9)	12/15/2025		10.73%	SF+	7.00%		12/1/2028	7,931	7,845	7,931
													15,690	15,862
Imaging Business Machines, L.L.C.	(10)	Technology Hardware & Equipment
			Common Equity	(8)	6/8/2023	422							580	590

Implus Footcare, LLC	(10)	Provider of Footwear and Related Accessories
			Secured Debt	(9)	6/13/2025		10.08%	SF+	6.00%	4.00%	10/30/2028	1,831	1,831	1,831
			Secured Debt	(9)	7/31/2025		10.08%	SF+	6.00%	10.08%	10/30/2028	4,350	4,350	4,350
			Common Equity		7/31/2025	3,874,040							5,191	5,200
													11,372	11,381
Infinity X1 Holdings, LLC		Manufacturer and Supplier of Personal Lighting Products
			Secured Debt	(30)	2/2/2026						3/31/2028	—	—	—
			Secured Debt		3/31/2023		11.00%				3/31/2028	2,740	2,738	2,740
			Preferred Equity	(8)	3/31/2023	21,840							1,092	5,400
													3,830	8,140
Insight Borrower Corporation	(10)	Test, Inspection, and Certification Instrument Provider
			Secured Debt	(9)	7/19/2023		10.10%	SF+	6.25%	10.10%	7/19/2029	1,727	1,711	1,451
			Secured Debt	(9)	7/19/2023		9.98%	SF+	6.25%	9.98%	7/19/2030	16,505	16,388	13,863
			Common Equity		7/19/2023	47,847							239	—
													18,338	15,314
Inspire Aesthetics Management, LLC	(10)	Surgical and Non-Surgical Plastic Surgery and Aesthetics Provider
			Secured Debt	(9) (28)	4/3/2023		13.28%	SF+	9.50%	1.50%	4/3/2028	743	737	707
			Secured Debt	(9)	4/3/2023		13.28%	SF+	9.50%	1.50%	4/3/2028	6,276	6,228	5,974
			Secured Debt	(9)	6/14/2023		13.28%	SF+	9.50%	1.50%	4/3/2028	1,264	1,254	1,203
			Secured Debt	(9)	12/31/2024		13.28%	SF+	9.50%	1.50%	4/3/2028	292	292	278
			Common Equity		4/3/2023	137,302							358	75
													8,869	8,237
Interface Security Systems, L.L.C	(10)	Commercial Security & Alarm Services
			Secured Debt	(17) (28)	12/9/2021		13.96%	SF+	10.00%	13.96%	8/7/2023	2,652	2,652	2,424
			Secured Debt	(9) (14) (17)	8/7/2019		10.74%	SF+	7.00%	10.74%	8/7/2023	7,334	7,254	9

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Stock		12/7/2021	2,143							—	—
													9,906	2,433
Invincible Boat Company, LLC.	(10)	Manufacturer of Sport Fishing Boats
			Secured Debt	(9) (14) (28)	8/28/2019		11.32%	SF+	7.50%		12/31/2031	934	898	597
			Secured Debt	(9) (14)	8/28/2019		11.34%	SF+	7.50%	11.34%	12/31/2031	17,438	17,406	10,838
													18,304	11,435
Iron-Main Investments, LLC		Consumer Reporting Agency Providing Employment Background Checks and Drug Testing
			Secured Debt	(30)	6/18/2026						6/30/2031	—	(6)	(6)
			Secured Debt		8/2/2021		13.00%				6/30/2031	12,874	12,609	12,609
			Preferred Equity		6/26/2024	178	25.00%			25.00%			178	310
			Preferred Equity		9/26/2025	39	25.00%			25.00%			39	39
			Preferred Equity		6/18/2026	34	25.00%			25.00%			34	34
			Common Stock		8/3/2021	50,753							689	770
													13,543	13,756
Isagenix International, LLC	(11)	Direct Marketer of Health & Wellness Products
			Secured Debt	(9) (14)	4/13/2023		12.27%	SF+	8.50%	9.77%	4/14/2028	2,962	2,647	429
			Common Equity		4/13/2023	186,322							—	—
													2,647	429
Island Pump and Tank, LLC	(10)	Provider of Facility and Maintenance Services to Fuel Retailers in Northeast U.S.
			Secured Debt	(9)	5/20/2024		10.99%	SF+	7.00%	6.45%	5/17/2029	495	492	409
			Secured Debt	(9) (26)	5/20/2024		10.99%	SF+	7.00%	6.45%	5/17/2029	2,285	2,264	1,888
			Secured Debt	(9) (26)	5/20/2024		10.99%	SF+	7.00%	6.45%	5/17/2029	2,290	2,269	1,893
			Secured Debt	(9) (26)	5/20/2024		10.99%	SF+	7.00%	6.45%	5/17/2029	2,296	2,275	1,897
													7,300	6,087
ITA Holdings Group, LLC		Air Ambulance Services
			Secured Debt	(9)	6/21/2023		10.90%	SF+	7.00%		6/21/2027	295	294	295
			Secured Debt	(9)	6/21/2023		11.38%	SF+	7.50%		6/21/2027	1,234	1,182	1,234
			Secured Debt	(9)	6/21/2023		13.38%	SF+	9.50%		6/21/2027	1,234	1,182	1,234
			Secured Debt	(9)	6/30/2025		12.38%	SF+	8.50%		6/21/2027	1,770	1,764	1,770
			Secured Debt	(9)	3/4/2026		12.38%	SF+	8.50%		6/21/2027	885	884	885
			Warrants	(8) (27)	6/21/2023	48,327					6/21/2033		523	2,990
													5,829	8,408
Jackmont Hospitality, Inc.	(10)	Franchisee of Casual Dining Restaurants
			Secured Debt	(9) (26)	10/26/2022		10.90%	SF+	7.00%		11/4/2026	1,436	1,435	1,436
			Secured Debt	(9) (26)	2/27/2024		10.93%	SF+	7.00%		11/4/2026	1,251	1,250	1,251
			Secured Debt	(9) (26)	11/1/2024		11.05%	SF+	7.00%		11/4/2026	1,333	1,331	1,333
			Secured Debt	(9)	11/8/2021		10.91%	SF+	7.00%		11/4/2026	3,318	3,316	3,318
			Preferred Equity		11/8/2021	5,653,333							216	1,300
													7,548	8,638
Joerns Healthcare, LLC	(11)	Manufacturer and Distributor of Health Care Equipment & Supplies
			Secured Debt	(9)	3/30/2024		11.92%	SF+	8.00%		3/29/2029	1,114	1,114	1,114
			Secured Debt	(9)	3/30/2024		11.92%	SF+	8.00%		3/29/2029	1,137	1,137	1,085
			Common Stock		3/29/2024	4,535,784							166	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
													2,417	2,199
JorVet Holdings, LLC		Supplier and Distributor of Veterinary Equipment and Supplies
			Secured Debt		3/28/2022		12.00%				3/28/2027	2,553	2,548	2,548
			Preferred Equity	(8)	3/28/2022	12,214							1,221	1,650
													3,769	4,198
JTI Electrical & Mechanical, LLC	(10)	Electrical, Mechanical and Automation Services
			Secured Debt	(9)	9/30/2026		10.00%	SF+	6.00%	10.00%	6/30/2030	89	89	89
			Secured Debt	(9) (14)	8/25/2025		9.89%	SF+	6.00%	9.89%	6/20/2030	3,043	3,043	1,118
			Secured Debt	(14)	8/25/2025		15.00%			15.00%	6/20/2030	1,404	517	—
			Common Equity		12/22/2021	140,351							140	—
			Common Equity		8/25/2025	70,000							70	—
													3,859	1,207
LBCT Topco LP		Provider of IT Hardware Services and Software Solutions
			Common Equity		6/22/2026	1,000,000							1,000	1,000

LLFlex, LLC	(10)	Provider of Metal-Based Laminates
			Secured Debt	(9)	8/16/2021		11.84%	SF+	8.00%	3.00%	12/31/2029	4,683	4,610	3,923

Logix Acquisition Company, LLC	(10)	Competitive Local Exchange Carrier
			Secured Debt	(9)	4/11/2025		10.74%	SF+	7.00%	10.74%	12/31/2028	21,652	21,415	21,652
			Secured Debt		4/11/2025						12/31/2028	1,380	1,143	1,105
													22,558	22,757
MCT Purchaserco Holding Inc.	(10) (13) (21)	Manufacturer and Distributor of High-Voltage Disconnect Switches
			Secured Debt	(9)	12/1/2025		9.57%	SF+	5.50%		12/2/2030	6,017	5,965	6,017
			Secured Debt	(9)	12/1/2025		9.57%	SF+	5.50%		12/2/2030	21,425	21,246	21,425
			Common Equity		12/1/2025	863,506							619	675
													27,830	28,117
Metalforming Holdings, LLC		Distributor of Sheet Metal Folding and Metal Forming Equipment
			Secured Debt	(30)	10/19/2022						10/19/2026	—	—	—
			Secured Debt		10/19/2022		9.75%				10/19/2027	1,266	1,256	1,266
			Preferred Equity	(8)	10/19/2022	434,331	8.00%			8.00%			434	434
			Common Stock	(8)	10/19/2022	112,865							113	780
													1,803	2,480
Microbe Formulas, LLC	(10)	Nutritional Supplements Provider
			Secured Debt	(9) (30)	4/4/2022			SF+	5.50%		4/3/2028	—	(2)	(2)
			Secured Debt	(9)	11/20/2024		9.50%	SF+	5.50%		4/3/2028	1,318	1,310	1,318
			Secured Debt	(9)	4/4/2022		9.50%	SF+	5.50%		4/3/2028	1,283	1,275	1,283
													2,583	2,599
Mini Melts of America, LLC	(10)	Manufacturer and Distributor of Branded Premium Beaded Ice Cream
			Secured Debt	(9) (28)	11/30/2023		10.09%	SF+	6.25%		11/30/2028	1,125	1,113	1,057
			Secured Debt	(9) (26)	11/30/2023		10.05%	SF+	6.25%		11/30/2028	845	836	794
			Secured Debt	(9)	11/30/2023		9.01%	SF+	5.25%		11/30/2028	2,981	2,949	2,800
			Secured Debt	(9)	11/30/2023		11.01%	SF+	7.25%		11/30/2028	2,981	2,948	2,798

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Equity		11/30/2023	342,574							343	90
													8,189	7,539
Mission Critical Group	(10)	Backup Power Generation
			Secured Debt	(9)	4/1/2026		8.99%	SF+	5.25%		10/1/2030	808	792	808
			Secured Debt	(9) (30)	4/1/2026			SF+	5.25%		10/1/2030	—	(48)	(48)
			Secured Debt	(9)	4/1/2026		8.99%	SF+	5.25%		10/1/2030	24,000	23,699	24,000
			Common Equity	(8)	6/7/2023	743							6,509	24,390
													30,952	49,150
MoneyThumb Acquisition, LLC		Provider of Software-as-a-Service Financial File Conversion and Reconciliation
			Secured Debt		8/19/2024		12.50%				8/19/2029	1,596	1,504	1,504
			Preferred Member Units	(8)	8/19/2024	40,821	12.00%			12.00%			526	870
			Warrants	(27)	8/19/2024	14,842					8/19/2034		148	300
													2,178	2,674
MonitorUS Holding, LLC	(10) (13) (21)	SaaS Provider of Media Intelligence Services
			Secured Debt		5/24/2022		9.00%			6.00%	5/30/2029	1,218	1,214	1,246
			Secured Debt		5/24/2022		9.00%			6.00%	5/30/2029	2,083	2,076	2,306
			Secured Debt		5/24/2022		9.00%			6.00%	5/30/2029	5,311	5,295	5,227
			Common Shares		8/30/2022	32,511,980							352	127
													8,937	8,906
Nexus Power Enterprises, LLC	(10)	Provider of Electrical Power Systems Solutions
			Secured Debt	(9) (30)	7/9/2026			SF+	5.50%		7/9/2031	—	(37)	(37)
			Secured Debt	(9) (30)	7/9/2026			SF+	5.50%		7/9/2031	—	(37)	(37)
			Secured Debt	(9)	7/9/2026		9.24%	SF+	5.50%		7/9/2031	14,107	13,906	13,906
			Member Units		7/9/2026	642,857							643	643
													14,475	14,475
Obra Capital, Inc.	(10)	Provider of Asset Management Services Specialized in Insurance-Linked Strategies
			Secured Debt	(9) (30)	6/21/2024			SF+	8.00%		12/21/2028	—	(12)	(12)
			Secured Debt	(9)	6/21/2024		12.00%	SF+	8.00%	0.50%	6/21/2029	11,794	11,494	11,794
			Secured Debt	(9)	5/13/2025		12.00%	SF+	8.00%	0.50%	6/21/2029	1,341	1,303	1,341
													12,785	13,123
OnPoint Industrial Services, LLC	(10)	Environmental & Facilities Services
			Secured Debt	(9)	12/18/2024		10.07%	SF+	6.00%		11/16/2028	1,011	1,002	1,011
			Secured Debt	(9)	8/10/2026		10.07%	SF+	6.00%		11/16/2028	750	743	750
			Secured Debt	(9)	4/1/2024		10.07%	SF+	6.00%		11/16/2028	2,810	2,782	2,810
													4,527	4,571
PavCon LLC	(10)	Provider of Predictive Data Analytics to the Department of Defense
			Secured Debt	(9) (30)	1/2/2026			SF+	5.25%		1/2/2031	—	(43)	(43)
			Secured Debt	(9) (30)	1/2/2026			SF+	5.25%		1/2/2031	—	(43)	(43)
			Secured Debt	(9)	1/2/2026		9.59%	SF+	5.25%		1/2/2031	17,413	17,116	17,412
													17,030	17,326
Peaches Holding Corporation		Wholesale Provider of Consumer Packaging Solutions
			Common Equity		5/22/2024	806							1,805	—

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)

PrimeFlight Aviation Services	(10) (13)	Air Freight & Logistics
			Secured Debt	(9)	5/1/2023		9.31%	SF+	5.50%		5/1/2029	5,805	5,711	5,805
			Secured Debt	(9)	9/7/2023		9.57%	SF+	5.50%		5/1/2029	554	545	554
			Secured Debt	(9)	1/30/2024		9.57%	SF+	5.50%		5/1/2029	557	550	557
			Secured Debt	(9)	6/28/2024		9.32%	SF+	5.25%		5/1/2029	633	628	633
			Secured Debt	(9)	1/21/2025		8.98%	SF+	5.25%		5/1/2029	1,404	1,395	1,404
			Secured Debt	(9)	7/31/2025		9.07%	SF+	5.25%		5/1/2029	1,317	1,308	1,317
			Secured Debt	(9)	11/21/2025		8.51%	SF+	4.75%		5/1/2029	1,075	1,067	1,075
			Secured Debt	(9)	2/4/2026		8.50%	SF+	4.75%		5/1/2029	5,860	5,814	5,860
													17,018	17,205
Pro-Max Restoration & Paint, LLC	(10)	Specialty Trade Contractors for the Construction Sector
			Secured Debt	(9) (30)	4/24/2026			SF+	5.75%		4/24/2031	—	(26)	(26)
			Secured Debt	(9)	4/24/2026		9.53%	SF+	5.75%		4/24/2031	16,110	15,961	15,961
			Common Equity		4/24/2026	952,381							952	952
													16,887	16,887
Resodyn, LLC	(10)	Provider of Industrial Mixing Equipment
			Secured Debt	(9) (30)	7/21/2026			SF+	6.25%		7/21/2031	—	(61)	(61)
			Secured Debt	(9)	7/21/2026		10.32%	SF+	6.25%		7/21/2031	10,824	10,618	10,618
			Member Units		7/21/2026	957,447							957	957
													11,514	11,514
Richardson Sales Solutions	(10)	Business Services
			Secured Debt	(9) (30) (28)	8/24/2023			SF+	5.00%		8/24/2028	—	(22)	—
			Secured Debt	(9)	8/24/2023		8.90%	SF+	5.00%		8/24/2028	9,611	9,497	9,611
			Secured Debt	(9)	9/10/2024		8.76%	SF+	5.00%		8/24/2028	4,736	4,689	4,736
													14,164	14,347
Roof Opco, LLC	(10)	Residential Re-Roofing/Repair
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	398	396	398
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	4,827	4,809	3,464
			Secured Debt		8/27/2021		10.00%			10.00%	8/31/2029	4,874	4,856	3,422
													10,061	7,284
Royal Cup Inc.	(10)	Coffee Roaster and Beverage Solutions Provider
			Preferred Equity		11/26/2025	1,349,113							1,349	1,349

Rug Doctor, LLC.	(10)	Carpet Cleaning Products and Machinery
			Secured Debt	(9)	7/16/2021		9.57%	SF+	5.50%		5/16/2028	1,384	1,313	1,384
			Secured Debt	(9)	7/16/2021		9.57%	SF+	5.50%		5/16/2028	7,243	7,242	7,243
													8,555	8,627
Slick Innovations, LLC		Text Message Marketing Platform
			Secured Debt		9/13/2018		12.00%				3/21/2030	5,130	5,063	5,130
			Common Stock		9/13/2018	17,500							—	890
													5,063	6,020
South Coast Terminals Holdings, LLC	(10)	Specialty Toll Chemical Manufacturer
			Secured Debt	(9) (30)	8/8/2024			SF+	5.00%		8/8/2029	—	—	—
			Secured Debt	(9)	8/8/2024		9.00%	SF+	5.00%		8/8/2029	32,113	32,095	32,113
			Secured Debt	(9)	7/31/2025		9.00%	SF+	5.00%		8/8/2029	6,476	6,431	6,476

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Common Equity	(8)	12/10/2021	61							61	91
													38,587	38,680
SPAU Holdings, LLC	(10)	Digital Photo Product Provider
			Secured Debt	(9) (28)	7/1/2022		11.09%	SF+	7.00%		7/2/2029	840	830	840
			Secured Debt	(9)	7/1/2022		11.22%	SF+	7.00%		7/2/2029	4,788	4,741	4,787
			Common Stock		7/1/2022	200,000							200	200
													5,771	5,827
TEC Services, LLC	(10)	Provider of Janitorial Service for Food Retailers
			Secured Debt	(9) (30)	12/31/2024			SF+	5.50%		12/31/2029	—	(4)	(4)
			Secured Debt	(9)	12/31/2024		9.67%	SF+	5.50%		12/31/2029	2,293	2,270	2,293
													2,266	2,289
Tex Tech Tennis, LLC	(10)	Sporting Goods & Textiles
			Preferred Equity	(8) (23)	7/7/2021	1,000,000							1,000	3,390

The Affiliati Network, LLC		Performance Marketing Solutions
			Preferred Stock		9/1/2023	78,227							78	78
			Preferred Stock	(8)	8/9/2021	320,000							1,600	1,600
													1,678	1,678
Titan Meter Midco Corp.	(10)	Value Added Distributor of a Variety of Metering and Measurement Products and Solutions to the Energy Industry
			Secured Debt	(9)	3/11/2024		10.57%	SF+	6.50%		3/11/2029	1,093	1,070	1,093
			Secured Debt	(9)	3/11/2024		10.57%	SF+	6.50%		3/11/2029	12,819	12,599	12,819
			Secured Debt	(9)	2/27/2025		10.57%	SF+	6.50%		3/11/2029	1,640	1,616	1,640
			Secured Debt	(9)	8/5/2025		10.57%	SF+	6.50%		3/11/2029	1,856	1,825	1,856
			Preferred Equity		3/11/2024	522,651	8.00%			8.00%			529	600
													17,639	18,008
UBM AcquireCo LLC		Mail Commingling and Logistics Provider
			Secured Debt	(30)	12/20/2025						12/20/2027	—	(15)	(15)
			Secured Debt		12/20/2025		11.00%				12/20/2030	3,900	3,813	3,813
			Secured Debt		12/20/2025		11.00%				12/20/2030	10,700	10,474	10,474
			Common Equity	(8)	12/20/2025	20							2,000	1,790
													16,272	16,062
UPS Intermediate, LLC	(10)	Provider of Maintenance, Repair, and Overhaul Services for Industrial Equipment Serving the Refining, Chemical, Midstream, Renewables, Power, and Utilities End Markets
			Secured Debt	(9)	7/29/2024		10.57%	SF+	6.50%		7/29/2029	19,147	18,920	19,147
			Common Equity		7/29/2024	435							435	430
													19,355	19,577
U.S. TelePacific Corp.	(11)	Provider of Communications and Managed Services
			Secured Debt	(9)	7/1/2026		14.88%	SF+	11.15%	10.00%	12/31/2026	823	811	811
			Secured Debt	(9)	7/1/2026		11.88%	SF+	8.15%	7.00%	12/31/2026	495	495	495
			Secured Debt	(9)	7/1/2026		15.22%	SF+	11.15%	10.00%	12/31/2026	809	809	809
			Secured Debt		7/1/2026		1.00%				12/31/2026	289	263	263
			Secured Debt	(14)	6/1/2023						5/2/2027	5,703	745	556

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(14)	6/1/2023						5/2/2027	692	15	—
													3,138	2,934
UserZoom Technologies, Inc.	(10)	Provider of User Experience Research Automation Software
			Secured Debt	(9)	1/7/2026		11.59%	SF+	7.75%	1.75%	4/5/2029	245	241	209
			Secured Debt	(9)	1/11/2023		11.56%	SF+	7.75%	1.75%	4/5/2029	3,039	2,997	2,597
													3,238	2,806
VORTEQ Coil Finishers, LLC	(10)	Specialty Coating of Aluminum and Light-Gauge Steel
			Common Equity	(8)	11/30/2021	769,231							769	2,980

Wash & Wax Systems LLC	(10)	Express Car Wash Operator
			Secured Debt	(9)	4/30/2025		9.37%	SF+	5.50%		4/30/2028	55	55	54
			Secured Debt	(9)	4/30/2025		9.34%	SF+	5.50%	9.34%	4/30/2028	1,111	1,111	1,093
			Secured Debt		4/30/2025		12.00%			12.00%	7/31/2028	781	781	748
			Common Equity		4/30/2025	439							465	10
													2,412	1,905
Watterson Brands, LLC	(10)	Facility Management Services
			Secured Debt	(30)	6/30/2026						6/30/2029	—	—	—
			Secured Debt		6/30/2026		6.00%			6.00%	6/30/2029	1,934	1,934	1,882
			Preferred Shares		6/30/2026	1,212	12.00%			12.00%			694	650
			Common Shares		6/30/2026	1,212							—	—
													2,628	2,532
WECS Group, LLC	(10)	Provider of Specialty Medium Voltage Cable and Components
			Secured Debt	(9)	7/2/2026		9.53%	SF+	5.75%		7/2/2032	2,275	2,203	2,203
			Secured Debt	(9)	7/2/2026		9.59%	SF+	5.75%		7/2/2032	1,685	1,628	1,628
			Secured Debt	(9)	7/2/2026		9.48%	SF+	5.75%		7/2/2032	6,742	6,612	6,612
			Member Units		7/2/2026	253							253	253
													10,696	10,696
Winter Services LLC	(10)	Provider of Snow Removal and Ice Management Services
			Secured Debt	(9) (28)	11/19/2021		11.66%	SF+	7.50%		11/19/2027	1,111	1,060	1,111
			Secured Debt	(9)	11/19/2021		11.99%	SF+	8.00%		11/19/2027	2,343	2,333	2,343
			Secured Debt	(9)	1/16/2024		10.99%	SF+	7.00%		11/19/2027	9,050	8,805	9,050
			Secured Debt	(9)	1/16/2024		12.99%	SF+	9.00%		11/19/2027	9,050	9,007	9,050
													21,205	21,554
World Micro Holdings, LLC		Supply Chain Management
			Secured Debt		12/12/2022		13.00%				12/12/2028	1,182	1,176	1,176
			Preferred Equity	(8)	12/12/2022	530							530	530
													1,706	1,706
Xenon Arc, Inc.	(10)	Tech-enabled Distribution Services to Chemicals and Food Ingredients Primary Producers
			Secured Debt	(9)	12/17/2021		10.14%	SF+	6.00%		12/20/2028	1,155	1,144	1,155
			Secured Debt	(9)	12/17/2021		9.83%	SF+	6.00%		12/20/2028	2,286	2,273	2,286
			Secured Debt	(9)	3/31/2025		10.17%	SF+	6.00%		12/20/2028	599	592	599
													4,009	4,040
YS Garments, LLC	(11)	Designer and Provider of Branded Activewear

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Portfolio Company (1) (20)		Business Description	Type of Investment (2) (3) (15)		Investment Date (22)	Shares/Units	Total Rate	Reference Rate and Spread (25)		PIK Rate (19)	Maturity Date	Principal (4)	Cost (4)	Fair Value (18)
			Secured Debt	(9)	8/22/2018		11.46%	SF+	7.50%		8/9/2027	4,965	4,946	4,026

ZRG Partners, LLC	(10)	Talent Advisory Services Provider
			Secured Debt	(9)	6/14/2024		12.00%	P+	5.00%		6/14/2029	605	591	605
			Secured Debt	(9) (26)	6/14/2024		10.07%	SF+	6.00%		6/14/2029	1,970	1,947	1,970
			Secured Debt	(9)	6/14/2024		9.85%	SF+	6.00%		6/14/2029	802	797	802
			Secured Debt	(9)	4/24/2026		10.07%	SF+	6.00%		6/14/2029	933	916	933
			Secured Debt	(9)	6/14/2024		10.04%	SF+	6.00%		6/14/2029	5,736	5,675	5,736
													9,926	10,046
Subtotal Non-Control/Non-Affiliate investments (119.0% of net assets at fair value)													$899,489	$892,494
Total Portfolio Company investments, September 30, 2026 (183.9% of net assets at fair value)													$1,287,709	$1,378,788

Money market funds (included in cash and cash equivalents)
First American Treasury Obligations Fund Class Z	(16)												$11,615	$11,615
Fidelity Government Portfolio Fund Class III	(31)												6,595	6,595
Total money market funds													$18,210	$18,210
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
(2)Debt investments are income producing, unless otherwise noted by footnote (14) or (34), as described below. Equity and warrants are non-income producing, unless otherwise noted by footnote (8), as described below..
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
(9)Index based floating interest rate is subject to contractual minimum interest rate. As noted in this schedule, 97% of the loans (based on the par amount) contain Term Secured Overnight Financing Rate (“SOFR”) floors which range between 0.75% and 5.25%, with a weighted-average floor of 1.31%.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)
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
(16)Effective yield as of September 30, 2026 was approximately 3.64% on the First American Treasury Obligations Fund Class Z.
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
(19)Investments may have a portion, or all, of their income received from Payment-in-Kind (“PIK”) interest or dividends. PIK interest income and cumulative dividend income represent income not paid currently in cash. The difference between the Total Rate and PIK Rate represents the cash rate as of September 30, 2026.
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
(25)A majority of the variable rate loans in the Investment Portfolio (as defined below) bear interest at a rate that may be determined by reference to either SOFR (“SF”) or an alternate base rate (commonly based on the federal funds rate or the Prime rate (“P”)), which typically resets every one, three, or six months at the borrower’s option. SOFR based contracts may include a credit spread adjustment (the “Adjustment”) that is charged in addition to the stated spread. The Adjustment is applied when the SOFR, plus the Adjustment, exceeds the stated floor rate, as applicable. As of September 30, 2026, SOFR based contracts in the portfolio had Adjustments ranging from 0.10% to 0.26%.
(26)Each new draw or funding on the facility has a different floating rate reset date. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2026.
(27)Warrants are presented in equivalent shares/units with a strike price of $0.01 per share/unit.
(28)Revolving line of credit facility permits the borrower to make an interest rate election regarding the base rate on each draw under the facility. The rate presented represents a weighted-average rate for borrowings under the facility, as of September 30, 2026.
(29)Index based floating interest rate is subject to contractual maximum base rate of 3.00%.
(30)The position is unfunded and no interest income is being earned as of September 30, 2026. The position may earn a nominal unused facility fee on committed amounts.
(31)Effective yield as of September 30, 2026 was approximately 3.48% on the Fidelity Government Portfolio Fund Class III.
(32)Index based floating interest rate is subject to contractual maximum base rate of 4.00%.

MSC INCOME FUND, INC.
Consolidated Schedule of Investments (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements
(Unaudited)
NOTE A — ORGANIZATION AND BASIS OF PRESENTATION
1.Organization
MSC Income Fund, Inc. (“MSIF” or, together with its consolidated subsidiaries, “MSC Income” or the “Fund”) is a principal investment firm primarily focused on providing debt capital to private (“Private Loan”) companies owned by or in the process of being acquired by a private equity fund (its “Private Loan investment strategy”).. MSC Income’s portfolio investments are typically made to support leveraged buyouts, recapitalizations, growth financings, refinancings and acquisitions of companies that operate in diverse industry sectors. MSC Income seeks to partner with private equity fund sponsors in its Private Loan investment strategy and primarily invests in secured debt investments of Private Loan companies generally headquartered in the U.S.
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
On October 28, 2020, MSC Income’s stockholders approved the appointment of MSC Adviser I, LLC dba Main Street Capital Partners (the “Adviser”), which is wholly-owned by Main Street, as MSC Income’s investment adviser and administrator under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “Prior Investment Advisory Agreement”).
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
2.Basis of Presentation
MSC Income’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The Fund is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”). For each of the periods presented herein, MSC Income’s consolidated financial statements include the accounts of MSIF and its consolidated subsidiaries. MSC Income’s results of operations for the three and nine months ended September 30, 2026 and 2025, cash flows for the nine months ended September 30, 2026 and 2025 and financial position as of September 30, 2026 and December 31, 2025 are presented on a consolidated basis. The effects of all intercompany transactions between MSIF and its consolidated subsidiaries have been eliminated in consolidation.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The accompanying unaudited consolidated financial statements of MSC Income are presented in conformity with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results to be expected for the full year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income’s investment strategy calls for it to invest primarily in debt securities issued by Private Loan companies. MSC Income also maintains its LMM investment portfolio and its investment strategy calls for it to invest in future follow-on investments in illiquid debt and equity securities issued by its existing LMM portfolio companies, if such opportunities exist. Effective on the date of the MSC Income Listing, the Fund changed its investment strategy with respect to new platform investments to be solely focused on the Private Loan investment strategy. As a result, the size of the LMM investment portfolio is expected to decrease over time as existing LMM investments are repaid or sold in the ordinary course of business. MSC Income also maintains a legacy portfolio of investments in Middle Market companies and a limited portfolio of Other Portfolio investments which are also expected to decrease over time as MSC Income is generally no longer making new Middle Market investments or Other Portfolio investments. MSC Income’s portfolio investments may be subject to restrictions on resale.
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
Under the NAV valuation method, for an investment in an investment fund that does not have a readily determinable fair value, MSC Income measures the fair value of the investment predominantly based on the NAV of the investment fund as of the measurement date and adjusts the investment’s fair value for factors known to MSC Income that would affect that fund’s NAV, including, but not limited to, fair values for individual investments held by the fund if MSC Income holds the same investment or for a publicly traded investment. In addition, in determining the fair value of the investment, MSC Income considers whether adjustments to the NAV are necessary in certain circumstances, based on the analysis of any restrictions on redemption of MSC Income’s investment as of the measurement date, recent actual sales or redemptions of interests in the investment fund, and expected future cash flows available to equity holders, including the rate of return on those cash flows compared to an implied market return on equity required by market participants, or other uncertainties surrounding MSC Income’s ability to realize the full NAV of its interests in the investment fund.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Pursuant to its internal valuation process and the requirements under the 1940 Act, MSC Income performs valuation procedures on each of its portfolio investments quarterly. In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its Private Loan portfolio companies, MSC Income, among other things, consults with a nationally recognized independent financial advisory services firm (the “Financial Advisory Firm”). The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its Private Loan portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each Private Loan portfolio company at least once every calendar year, and for MSC Income’s investments in new Private Loan portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more Private Loan portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a Private Loan portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 16 and 14 Private Loan portfolio companies as of September 30, 2026 and 2025, respectively, representing 17% and 22% of the total Private Loan portfolio at fair value as of September 30, 2026 and 2025, respectively. A total of 63 Private Loan portfolio companies were reviewed and certified by the Financial Advisory Firm as of the end of a fiscal quarter during the trailing twelve months ended September 30, 2026, representing 84% of the total Private Loan portfolio at fair value as of September 30, 2026. Excluding its investments in five Private Loan portfolio companies that, as of September 30, 2026, had not been in the Investment Portfolio for at least twelve months subsequent to the initial investment and had not yet been reviewed and certified by the Financial Advisory Firm, 91% of the Private Loan portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2026.
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
In addition to its internal valuation process, in arriving at estimates of fair value for its investments in its LMM portfolio companies, MSC Income, among other things, consults with the Financial Advisory Firm. The Financial Advisory Firm analyzes and provides observations, recommendations and an assurance certification regarding MSC Income’s determinations of the fair value of its LMM portfolio company investments. The Financial Advisory Firm is generally consulted relative to MSC Income’s investments in each LMM portfolio company at least once every calendar year, and for MSC Income’s investments in new LMM portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, MSC Income may determine that it is not cost-effective, and as a result is not in its stockholders’ best interest, to consult with the Financial Advisory Firm on its investments in one or more LMM portfolio companies. Such instances include, but are not limited to, situations where the fair value of MSC Income’s investment in a LMM portfolio company is determined to be insignificant relative to the total Investment Portfolio. MSC Income consulted with and received an assurance certification from the Financial Advisory Firm in arriving at its determination of fair value for its investments in a total of 12 LMM portfolio companies as of both September 30, 2026 and 2025, representing 23% and 24% of the total LMM portfolio at fair value as of September 30, 2026 and 2025, respectively. A total of 47 LMM portfolio companies were reviewed and certified by the Financial Advisory Firm as of the end of a fiscal quarter during the trailing twelve months ended September 30, 2026, representing 98% of the total LMM portfolio at fair value as of September 30, 2026. Excluding its investments in LMM portfolio companies whose primary purpose is to own real estate for which a third-party appraisal is obtained on at least an annual basis, 99% of the LMM portfolio at fair value was reviewed and certified by the Financial Advisory Firm during the trailing twelve months ended September 30, 2026.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
For valuation purposes, all of MSC Income’s Middle Market portfolio investments are non-control investments. MSC Income’s Middle Market portfolio investments comprised 1.4% and 1.7% of MSC Income’s Investment Portfolio at fair value as of September 30, 2026 and December 31, 2025, respectively. To the extent sufficient observable inputs are available to determine fair value, MSC Income uses observable inputs to determine the fair value of these investments through obtaining third-party quotes or other independent pricing. For Middle Market portfolio investments for which it has determined that third-party quotes or other independent pricing are not available or appropriate, MSC Income generally estimates the fair value based on the assumptions that it believes hypothetical market participants would use to value such Middle Market debt investments in a current hypothetical sale using the Yield-to-Maturity valuation method and such Middle Market equity investments in a current hypothetical sale using the Waterfall valuation method. MSC Income generally consults on a limited basis with the Financial Advisory Firm in connection with determining the fair value of its Middle Market portfolio investments due to the nature of these investments. The vast majority (72% and 85% as of September 30, 2026 and December 31, 2025, respectively) of the Middle Market portfolio investments (i) are valued using third-party quotes or other independent pricing services or (ii) MSC Income has consulted with and received an assurance certification from the Financial Advisory Firm within the last twelve months.
For valuation purposes, all of MSC Income’s Other Portfolio investments are non-control investments. MSC Income’s Other Portfolio investments comprised 0.9% and 1.2% of MSC Income’s Investment Portfolio at fair value as of September 30, 2026 and December 31, 2025, respectively. Similar to the LMM investment portfolio, market quotations for Other Portfolio equity investments are generally not readily available. For its Other Portfolio equity investments, MSC Income generally determines the fair value of these investments using the NAV valuation method.
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
Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and has designated the Adviser, led by a group of its executive officers, to serve as the Board of Directors’ valuation designee. MSC Income believes its Investment Portfolio as of September 30, 2026 and December 31, 2025 approximates fair value as of those dates based on the markets in which it operates and other conditions in existence on those reporting dates.
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
3.Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2026 and December 31, 2025, the Fund had $18.2 million and $11.1 million, respectively, of cash equivalents invested in AAA-rated money market funds pending investment in the Fund’s primary investment strategy. These highly liquid investments are included in the Consolidated Schedule of Investments.
As of September 30, 2026 and December 31, 2025, cash balances totaling $8.1 million and $8.5 million, respectively, exceeded Federal Deposit Insurance Corporation insurance protection levels, subjecting the Fund to risk related to the uninsured balance.
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
As of September 30, 2026, investments on non-accrual status were $19.3 million at fair value and $66.9 million at cost and comprised 1.4% and 5.2% of MSC Income’s total Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, investments on non-accrual status were $13.7 million at fair value and $49.0 million at cost and comprised 1.0% and 3.9% of MSC Income’s total Investment Portfolio at fair value and cost, respectively.
MSC Income holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.8. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the PIK interest and cumulative dividends in cash. MSC Income stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2026 and 2025, (i) 7.9% and 6.5%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.8% and 0.9%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2026 and 2025, (i) 7.4% and 5.9%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.8% and 0.9%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash.

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
A summarized presentation of total investment income MSC Income earned from its Investment Portfolio in each of the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Interest, dividend and fee income:
Interest income	$30,238	$30,117	$89,658	$86,890
Dividend income	3,832	3,652	11,198	13,750
Fee income	1,459	1,598	4,460	3,597
Total investment income	$35,529	$35,367	$105,316	$104,237
5.Deferred Financing and Debt Issuance Costs
Deferred financing costs include commitment fees and other direct costs related to MSC Income’s Credit Facilities (as defined in Note D — Debt). Debt issuance costs include direct costs related to MSC Income’s unsecured notes. Deferred financing costs incurred in connection with the Credit Facilities are capitalized as an asset. Debt issuance costs incurred in connection with the October 2026 Notes, the May 2029 Notes and the September 2029 Notes (as defined in Note D — Debt) are reflected as a direct deduction from the principal amount outstanding.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
To maintain RIC tax treatment (see Note B.8. — Summary of Significant Accounting Policies — Income Taxes below), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the interest income. For each of the three months ended September 30, 2026 and 2025, 2.3% and 2.4%, respectively, of MSC Income’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization. For each of the nine months ended September 30, 2026 and 2025, 2.4% of MSC Income’s total investment income was attributable to interest income from the accretion of discounts associated with debt investments, net of any premium amortization.
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
9.Net Realized Gains or Losses and Net Unrealized Appreciation or Depreciation
Realized gains or losses are measured by the difference between the net proceeds from the sale or redemption of an investment or a financial instrument and the cost basis of the investment or financial instrument, without regard to unrealized appreciation or depreciation previously recognized, and include investments written-off during the period net of recoveries and realized gains or losses from in-kind redemptions. Net unrealized appreciation or depreciation reflects the net change in the fair value of the Investment Portfolio and financial instruments and the reclassification of any prior period unrealized appreciation or depreciation on exited investments and financial instruments to realized gains or losses.

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
MSC Income’s debt instruments, including all revolving and term debt, are accounted for on a historical cost basis as applicable under U.S. GAAP. As also required under U.S. GAAP, MSC Income discloses the estimated fair value of its debt obligations in Note D — Debt. To estimate the fair value of MSC Income’s October 2026 Notes, May 2029 Notes and September 2029 Notes as disclosed in Note D — Debt, MSC Income uses the Yield-to-Maturity valuation method based on projections of the discounted future free cash flows that the debt security will likely generate, including both the discounted cash flows of the associated interest and principal amounts for the debt security. The inputs used to value MSC Income’s debt instruments for purposes of the fair value estimate disclosures in Note D — Debt are considered to be Level 2 according to the ASC 820 fair value hierarchy.
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
13.Recently Issued or Adopted Accounting Standards
In September 2026, the FASB issued ASU 2026-03, Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update require investment companies to consider the effect of any contractual sale restrictions when measuring the fair value of an equity security. ASU 2026-03 is effective for years beginning after December 15, 2027 and interim reporting periods within those years. Early adoption is permitted. The Fund is currently assessing the impact of the new guidance, but it does not expect ASU 2026-03 to have a material impact on the consolidated financial statements and the notes thereto.
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
As of September 30, 2026 and December 31, 2025, all of MSC Income’s Private Loan portfolio investments consisted of illiquid securities issued by privately held companies. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Private Loan portfolio investments were categorized as Level 3 as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, all of MSC Income’s LMM portfolio investments consisted of illiquid securities issued by privately held companies and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s LMM portfolio investments were categorized as Level 3 as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, MSC Income’s Middle Market portfolio investments consisted primarily of investments in secured and unsecured debt investments and independently rated debt investments. The fair value determination for these investments consisted of a combination of observable inputs in non-active markets for which sufficient observable inputs were not available to determine the fair value of these investments and unobservable inputs. As a result, all of MSC Income’s Middle Market portfolio investments were categorized as Level 3 as of September 30, 2026 and December 31, 2025.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
As of September 30, 2026 and December 31, 2025, all of MSC Income’s Other Portfolio investments consisted of illiquid securities issued by privately held entities and the fair value determination for these investments primarily consisted of unobservable inputs. As a result, all of MSC Income’s Other Portfolio investments were categorized as Level 3 as of September 30, 2026 and December 31, 2025.
As of September 30, 2026 and December 31, 2025, all money market funds included in cash and cash equivalents were valued using Level 1 inputs.
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
A summary of the significant unobservable inputs used in the fair value measurement of MSC Income’s Level 3 portfolio investments as of September 30, 2026 and December 31, 2025 is as follows:

Type of Investment	Fair Value as of September 30, 2026 (in thousands)	Valuation Technique	Significant Unobservable Inputs	Range (3)	Weighted-Average (3)(4)	Median (3)
Equity investments	$351,905	Discounted cash flow	WACC	10.6% - 19.8%	14.6%	15.0%
		Market comparable / Enterprise value	EBITDA multiple (1)	5.0x - 9.4x (2)	7.6x	7.3x
Debt investments	$1,026,450	Discounted cash flow	Risk adjusted discount rate (5)	8.0% - 16.4% (2)	11.9%	11.5%
			Expected principal recovery percentage	0.2% - 500.0%	99.8%	100.0%
Debt investments	$433	Market approach	Third-party quote	14.5	14.5	14.5
Total Level 3 investments	$1,378,788
_____________________
(1)EBITDA may include pro forma adjustments and/or other add-backs based on specific circumstances related to each investment.
(2)Range excludes outliers that are greater than one standard deviation from the mean. Including these outliers, the range for EBITDA multiple is 2.0x - 16.6x and the range for risk adjusted discount rate is 7.3% - 30.2%.
(3)Does not include investments for which the valuation technique does not include the use of the applicable fair value input. There is no range for the third-party quote input, as this technique only applies to one investment.
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A summary of changes in the fair value of MSC Income’s Level 3 portfolio investments for the nine months ended September 30, 2026 and 2025 is as follows (in thousands):

Type of Investment	Fair Value as of December 31, 2025	Transfers Into (Out of) Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of September 30, 2026	Net Change in Unrealized Appreciation (Depreciation) for the Nine Months Ended September 30, 2026 on Assets Still Held
Debt	$1,017,495	$—	$(176,761)	$212,094	$9,758	$(21,955)	$(13,748)	$1,026,883	$(14,112)
Equity	310,102	—	(22,709)	15,162	(17,010)	46,022	13,748	345,315	31,774
Equity warrant	7,790	—	—	—	—	(1,200)	—	6,590	(1,200)
	$1,335,387	$—	$(199,470)	$227,256	$(7,252)	$22,867	$—	$1,378,788	$16,462
______________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

Type of Investment	Fair Value as of December 31, 2024	Transfers Into (Out of) Level 3 Hierarchy	Redemptions/ Repayments	New Investments	Net Changes from Unrealized to Realized	Net Unrealized Appreciation (Depreciation)	Other (1)	Fair Value as of September 30, 2025	Net Change in Unrealized Appreciation (Depreciation) for the Nine Months Ended September 30, 2025 on Assets Still Held
Debt	$895,676	$—	$(239,393)	$292,734	$31,628	$(15,676)	$(17,370)	$947,599	$(9,963)
Equity	277,553	—	(12,627)	5,909	(7,267)	24,367	17,370	305,305	16,521
Equity warrant	4,278	—	—	—	—	3,020	—	7,298	3,020
	$1,177,507	$—	$(252,020)	$298,643	$24,361	$11,711	$—	$1,260,202	$9,578
_____________________
(1)Includes the impact of non-cash conversions. These transactions represent non-cash investing activities. See additional cash flow information in the Consolidated Statements of Cash Flows.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
As of September 30, 2026 and December 31, 2025, MSC Income’s investments at fair value were categorized as follows in the fair value hierarchy for ASC 820 purposes:

		Fair Value Measurements
		(in thousands)
September 30, 2026	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$843,794	$—	$—	$843,794
LMM portfolio investments	502,951	—	—	502,951
Middle Market portfolio investments	19,831	—	—	19,831
Other Portfolio investments	12,212	—	—	12,212
Total investments	$1,378,788	$—	$—	$1,378,788

		Fair Value Measurements
		(in thousands)
December 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Private Loan portfolio investments	$808,957	$—	$—	$808,957
LMM portfolio investments	487,593	—	—	487,593
Middle Market portfolio investments	23,307	—	—	23,307
Other Portfolio investments	15,530	—	—	15,530
Total investments	$1,335,387	$—	$—	$1,335,387
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
Investment income, consisting of interest, dividends and fees, can fluctuate dramatically due to various factors, including the level of new investment activity, repayments of debt investments or sales of equity interests. Investment income in any given year could also be highly concentrated among several portfolio companies. For the three and nine months ended September 30, 2026 and 2025, MSC Income did not record investment income from any single portfolio company in excess of 10% of total investment income.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A summary of MSC Income’s Private Loan and LMM portfolio investments as of September 30, 2026 and December 31, 2025 is as follows (this information excludes Middle Market and Other Portfolio investments, which are discussed further below):

	September 30, 2026
	Private Loan	LMM (a)

	(dollars in millions)
Number of portfolio companies	81	53
Fair value	$843.8	$503.0
Cost	$849.6	$388.1
Debt investments as a % of portfolio (at cost)	90.5%	72.5%
Equity investments as a % of portfolio (at cost)	9.5%	27.5%
% of debt investments at cost secured by first priority lien	99.5%	99.9%
Weighted-average annual effective yield (b)	10.5%	12.7%
Average EBITDA (c)	$36.3	$13.5
___________________
(a)As of September 30, 2026, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 8%.
(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of September 30, 2026, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of September 30, 2026. The weighted-average annual effective yield on MSC Income’s debt portfolio as of September 30, 2026, including debt investments on non-accrual status, was 9.9% for its Private Loan portfolio investments and 12.0% for its LMM portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on their investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan portfolio companies and a simple average for the LMM portfolio companies. These calculations exclude certain portfolio companies, including three Private Loan portfolio companies and three LMM portfolio companies, as EBITDA is not a meaningful valuation metric for MSC Income’s investments in these portfolio companies, and those portfolio companies whose primary operations have ceased and only residual value remains.

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
As of September 30, 2026, MSC Income had Middle Market portfolio investments in seven portfolio companies, collectively totaling $19.8 million in fair value and $38.9 million in cost basis, which comprised 1.4% and 3.0% of MSC Income’s Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, MSC Income had Middle Market portfolio investments in eight portfolio companies, collectively totaling $23.3 million in fair value and $39.8 million in cost basis, which comprised 1.7% and 3.2% of MSC Income’s Investment Portfolio at fair value and cost, respectively.
As of September 30, 2026, MSC Income had Other Portfolio investments in seven entities, across four investment managers, collectively totaling $12.2 million in fair value and $11.1 million in cost basis, which comprised 0.9% of each of MSC Income’s Investment Portfolio at fair value and cost. As of December 31, 2025, MSC Income had Other Portfolio investments in six entities, across four investment managers, collectively totaling $15.5 million in fair value and $13.7 million in cost basis, which comprised 1.2% and 1.1% of MSC Income’s Investment Portfolio at fair value and cost, respectively.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
For the three months ended September 30, 2026 and 2025, MSC Income achieved an annualized total return on investments of 12.5% and 15.7%, respectively. For the nine months ended September 30, 2026 and 2025, MSC Income achieved an annualized total return on investments of 13.1% and 12.8%, respectively. For the year ended December 31, 2025, MSC Income achieved a total return on investments of 13.9%. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. MSC Income’s total return on investments is not reflective of what an investor in shares of MSC Income’s common stock will realize on their investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
The composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of September 30, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments, which are discussed above):

Cost:	September 30, 2026	December 31, 2025
First lien debt	84.4%	85.1%
Equity	15.1	14.7
Second lien debt	0.3	—
Equity warrants	0.2	0.2
Other	—	—
	100.0%	100.0%

Fair Value:	September 30, 2026	December 31, 2025
First lien debt	74.8%	77.1%
Equity	24.4	22.3
Second lien debt	0.3	—
Equity warrants	0.5	0.6
Other	—	—
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income’s Private Loan, LMM and Middle Market portfolio companies are located primarily in the U.S. The geographic composition is determined by the location of the corporate headquarters of the portfolio company. The composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by geographic region of the U.S. and other countries at cost and fair value as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments, as of September 30, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments):

Cost:	September 30, 2026	December 31, 2025
West	23.4%	22.0%
Midwest	22.4	20.9
Southeast	20.2	18.5
Southwest	15.9	19.4
Northeast	14.1	15.1
Canada	3.2	3.1
Other Non-U.S.	0.8	1.0
	100.0%	100.0%

Fair Value:	September 30, 2026	December 31, 2025
West	24.2%	22.3%
Midwest	23.0	21.2
Southwest	18.2	21.8
Southeast	17.3	16.5
Northeast	13.5	14.3
Canada	3.0	2.9
Other Non-U.S.	0.8	1.0
	100.0%	100.0%

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
MSC Income’s Private Loan, LMM and Middle Market portfolio investments are in companies conducting business in a variety of industries. The composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments by industry at cost and fair value, as of September 30, 2026 and December 31, 2025, is as follows (this information excludes Other Portfolio investments):

Cost:	September 30, 2026	December 31, 2025
Electrical Equipment	8.8%	9.5%
Construction & Engineering	7.7	5.0
Machinery	7.4	6.9
Commercial Services & Supplies	5.8	7.4
Professional Services	5.4	5.9
Distributors	4.4	4.5
Diversified Consumer Services	4.4	4.6
Containers & Packaging	4.1	4.2
Health Care Providers & Services	3.6	3.4
Internet Software & Services	3.6	4.4
Aerospace & Defense	3.5	2.2
IT Services	3.3	4.4
Leisure Equipment & Products	3.1	3.1
Chemicals	3.0	3.2
Auto Components	2.8	2.8
Hotels, Restaurants & Leisure	2.7	2.7
Air Freight & Logistics	2.6	1.9
Trading Companies & Distributors	2.4	1.4
Textiles, Apparel & Luxury Goods	2.4	2.5
Specialty Retail	2.4	2.3
Communications Equipment	2.3	2.2
Computers & Peripherals	1.9	1.8
Software	1.6	1.6
Energy Equipment & Services	1.5	1.5
Internet & Catalog Retail	1.3	1.4
Media	1.3	1.0
Marine	1.3	1.5
Food & Staples Retailing	1.2	1.2
Diversified Financial Services	1.0	1.0
Household Products	1.0	1.3
Beverages	0.1	1.0
Other (1)	2.1	2.2
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually representing less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Fair Value:	September 30, 2026	December 31, 2025
Electrical Equipment	10.7%	9.8%
Machinery	8.4	8.0
Construction & Engineering	8.4	5.8
Professional Services	5.3	5.8
Distributors	5.2	5.3
Commercial Services & Supplies	4.8	6.6
Diversified Consumer Services	4.6	5.0
Containers & Packaging	4.2	4.5
Computers & Peripherals	3.7	3.5
Aerospace & Defense	3.3	2.1
Internet Software & Services	3.0	3.5
IT Services	3.0	4.7
Auto Components	2.9	2.7
Health Care Providers & Services	2.9	3.0
Chemicals	2.8	3.0
Textiles, Apparel & Luxury Goods	2.5	2.5
Air Freight & Logistics	2.4	1.8
Specialty Retail	2.3	2.2
Trading Companies & Distributors	2.3	1.3
Communications Equipment	2.2	2.1
Leisure Equipment & Products	2.1	2.4
Software	2.1	2.0
Media	1.5	1.0
Energy Equipment & Services	1.4	1.5
Household Products	1.2	1.3
Marine	1.2	1.4
Hotels, Restaurants & Leisure	1.1	1.4
Food & Staples Retailing	1.0	1.0
Diversified Financial Services	1.0	1.0
Other (1)	2.5	3.8
	100.0%	100.0%
___________________
(1)Includes various industries with each industry individually representing less than 1.0% of the total combined Private Loan, LMM and Middle Market portfolio investments at each date.
As of September 30, 2026 and December 31, 2025, MSC Income had no portfolio investment that was greater than 10% of the Investment Portfolio at fair value.

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
As of September 30, 2026 and December 31, 2025, MSC Income had no single investment that qualified as a significant subsidiary under either the investment or income tests.
NOTE D — DEBT
A summary of MSC Income’s debt as of September 30, 2026 is as follows:

	Outstanding Balance	Unamortized Debt Issuance Costs (1)	Recorded Value	Estimated Fair Value (2)

	(in thousands)
SPV Facility	$248,000	$—	$248,000	$248,000
Corporate Facility	24,000	—	24,000	24,000
Main Street Facility	—	—	—	—
October 2026 Notes	150,000	(25)	149,975	149,524
May 2029 Notes	150,000	(659)	149,341	145,820
September 2029 Notes	75,000	(587)	74,413	74,013
Total debt	$647,000	$(1,271)	$645,729	$641,357
_________________
(1)The unamortized deferred financing costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the unamortized debt issuance costs related to the October 2026 Notes, May 2029 Notes and September 2029 Notes are reflected as contra-liabilities on the Consolidated Balance Sheets.
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
___________________
(1)The unamortized deferred financing costs for the Credit Facilities are reflected as Deferred financing costs on the Consolidated Balance Sheets, while the unamortized debt issuance costs related to the October 2026 Notes are reflected as a contra-liability to the October 2026 Notes on the Consolidated Balance Sheets.
(2)Estimated fair value for outstanding debt is shown as if MSC Income had adopted the fair value option under ASC 825. See discussion of the methods used to estimate the fair value of MSC Income’s debt in Note B.10. — Summary of Significant Accounting Policies — Fair Value of Financial Instruments.
A summary of MSC Income’s interest expense for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
SPV Facility	$4,000	$4,220	$11,945	$13,234
Corporate Facility	1,464	2,839	6,110	7,567
Main Street Facility	29	—	121	—
October 2026 Notes	1,590	1,590	4,769	4,769
May 2029 Notes	2,440	—	5,363	—
September 2029 Notes	428	—	428	—
Total interest expense	$9,951	$8,649	$28,736	$25,570
A summary of MSC Income’s weighted-average amount of total debt outstanding and overall weighted-average effective interest rate including amortization of debt issuance costs and fees on unused lender commitments for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in millions)
Weighted-average debt outstanding	$656.5	$555.5	$641.9	$543.5
Weighted-average effective interest rate	6.0%	6.1%	5.9%	6.1%

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
As of September 30, 2026, the SPV Facility included (i) total commitments of $300.0 million, (ii) an accordion feature with the right to request an increase of total commitments and borrowing availability up to $450.0 million and (iii) a revolving period through February 2029 and a final maturity date in February 2030. As of September 30, 2026, advances under the SPV Facility bore interest at a rate equal to the applicable SOFR in effect, plus a margin of 2.20%. MSIF Funding also pays a commitment fee of 0.75% on the average daily unused amount of the financing commitments until February 2029. The SPV Facility is secured by a first lien on the assets of MSIF Funding. Borrowing availability under the SPV Facility is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
As of September 30, 2026, the interest rate for borrowings on the SPV Facility was 5.9%. The average interest rate for borrowings under the SPV Facility was 5.9% and 6.5% for the three months ended September 30, 2026 and 2025, respectively, and 5.9% and 6.7% for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, MSC Income was in compliance with all financial covenants of the SPV Facility.
Corporate Facility
MSC Income maintains a senior secured revolving credit agreement dated March 6, 2017 (as amended, the “Corporate Facility”) with EverBank, as administrative agent, and with EverBank and other financial institutions as lenders.
As of September 30, 2026, the Corporate Facility included (i) total commitments of $245.0 million from a diversified group of seven lenders, (ii) an accordion feature with the right to request an increase in commitments under the facility from new and existing lenders on the same terms and conditions as the existing commitments up to $300.0 million of total commitments and (iii) a revolving period through November 2028 and a final maturity date in May 2029, with two one-year extension options subject to lender approval.
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
As of September 30, 2026, the interest rate for borrowings on the Corporate Facility was 5.7%. The average interest rate for borrowings under the Corporate Facility was 6.0% and 6.4% for the three months ended September 30, 2026 and 2025, respectively, and 5.8% and 6.4% for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, MSC Income was in compliance with all financial covenants of the Corporate Facility.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Main Street Facility
On February 26, 2026, Main Street provided MSC Income with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note (as amended, restated or otherwise modified, the “Main Street Facility” and, together with the SPV Facility and the Corporate Facility, the “Credit Facilities”), which currently provides for borrowings up to $30.0 million. Borrowings under the Main Street Facility bear interest at a rate of SOFR plus 4.5%, subject to a 2.0% SOFR floor and mature in December 2029. Available borrowings under the Main Street Facility are subject to a 0.25% non-use fee. The borrowings under the Main Street Facility are unsecured. As of September 30, 2026, there were no borrowings outstanding under the Main Street Facility.
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
The October 2026 Note Purchase Agreement also contains customary terms, conditions and events of default for senior unsecured notes issued in a private placement. As of September 30, 2026, MSC Income was in compliance with all covenants and other requirements of the October 2026 Notes.
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
The May 2029 Note Purchase Agreement also contains customary terms, conditions and events of default for senior unsecured notes issued in a private placement. As of September 30, 2026, MSC Income was in compliance with all covenants and other requirements of the May 2029 Notes.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
September 2029 Notes
Pursuant to a Master Note Purchase Agreement dated August 31, 2026 (the “September 2029 Note Purchase Agreement”), MSC Income agreed to issue $150.0 million in aggregate principal amount of 6.83% Series A Senior Notes due September 30, 2029 (the “September 2029 Notes”). The September 2029 Notes bear a fixed interest rate of 6.83% per year and mature on September 30, 2029, unless redeemed, purchased or prepaid prior to such date by the Fund in accordance with their terms. The Fund issued $75.0 million of September 2029 Notes upon entering into the September 2029 Note Purchase Agreement, and has agreed to issue an additional $75.0 million in October 2026. Net proceeds from the September 2029 Notes issuance were used initially to repay outstanding debt borrowed under the Credit Facilities. Amounts subsequently re-borrowed under the Credit Facilities were used to repay the $150.0 million of outstanding October 2026 Notes on their maturity date.
Interest on the September 2029 Notes is due semiannually on March 31 and September 30 of each year, beginning on March 31, 2027. The September 2029 Notes may be redeemed in whole or in part at any time at MSC Income’s option subject to certain make-whole provisions. In addition, MSC Income is obligated to offer to prepay the September 2029 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. In the event of a Below Investment Grade Event, a Secured Debt Ratio Event and/or an Unsecured Debt Coverage Ratio Event (each as defined in the September 2029 Note Purchase Agreement), the September 2029 Notes will bear interest at an increased rate from the date of the occurrence of the Below Investment Grade Event, Secured Debt Ratio Event and/or Unsecured Debt Coverage Ratio Event to and until the date on which the Below Investment Grade Event, Secured Debt Ratio Event and/or Unsecured Debt Coverage Ratio Event ends. The September 2029 Notes are general unsecured obligations of MSIF and its subsidiary guarantors that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by MSIF and its subsidiary guarantors.
The September 2029 Note Purchase Agreement also contains customary terms, conditions and events of default for senior unsecured notes issued in a private placement. As of September 30, 2026, MSC Income was in compliance with all covenants and other requirements of the September 2029 Notes.
NOTE E — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights of MSC Income for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
Per Share Data:	2026	2025
NAV as of the beginning of the period	$15.85	$15.53
Net investment income (1)	0.93	1.05
Net realized gain (loss) (1)(2)	0.13	(0.56)
Net unrealized appreciation (1)(2)	0.34	0.77
Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation (1)(2)	(0.07)	0.01
Net increase in net assets resulting from operations (1)	1.33	1.27
Dividends paid from net investment income (3)	(0.72)	(1.08)
Dividends paid or accrued (3)	(0.72)	(1.08)
Accretive effect of stock repurchases (repurchasing shares below NAV per share)	0.10	—
Dilutive effect of stock offerings (issuing shares below NAV per share)	—	(0.16)
Other (4)	—	(0.02)
NAV as of the end of the period	$16.56	$15.54
Market value as of the end of the period	$11.77	$13.13
Shares outstanding as of the end of the period	45,291,451	47,268,027
________________
(1)Based on weighted-average number of common shares outstanding for the period.

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

	Nine Months Ended September 30,
	2026	2025

	(dollars in thousands)
NAV as of the end of the period	$749,951	$734,358
Average NAV	$739,235	$700,247
Average outstanding debt	$649,900	$541,875

Ratios to average NAV:
Ratio of total expenses, including tax expenses, to average NAV (1)(2)(3)(6)	8.92%	7.90%
Ratio of operating expenses to average NAV (2)(3)(6)	8.02%	7.58%
Ratio of operating expenses, excluding interest expense, to average NAV (2)(3)(6)	4.13%	3.93%
Ratio of operating expenses, excluding interest expense and incentive fees, net of waivers, to average NAV (2)(3)(6)	2.69%	2.68%
Ratio of net investment income to average NAV (2)(6)	5.76%	6.94%
Portfolio turnover ratio (2)	14.60%	17.49%
Total investment return (2)(4)	(2.59)%	(9.39)%
Total return based on change in NAV (2)(5)	8.21%	9.39%
_______________
(1)Total expenses are the sum of operating expenses and all tax expenses.
(2)Not annualized.
(3)Unless otherwise noted, operating expenses include interest, base management fees, incentive fees and general and administrative expenses.
(4)For the nine months ended September 30, 2026, total investment return is based on the purchase of stock at the current market price on January 1, 2026 and a sale at the current market price on September 30, 2026 and assumes reinvestment of dividends at prices obtained by MSC Income’s DRIP during the period. For the nine months ended September 30, 2025, total investment return is based on the purchase of stock in the MSC Income Offering at the public offering price of $15.53 and a sale at the market price on September 30, 2025 and assumes reinvestment of dividends at prices obtained by MSC Income’s DRIP during the period. The return does not reflect any sales load that may be paid by an investor.
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
(6)Ratios are net of the waiver of incentive fee on income of $1.9 million and $0.2 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Excluding the waiver of incentive fee on income, the expense and income ratios are as follows:

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Ratio of total expenses, including tax expenses, to average NAV(1)(2)(3)	9.18%	7.92%
Ratio of operating expenses to average NAV(2)(3)	8.28%	7.61%
Ratio of operating expenses, excluding interest expense, to average NAV(2)(3)	4.39%	3.96%
Ratio of operating expenses, excluding interest expense and incentive fees, to average NAV(2)(3)	2.69%	2.68%
Ratio of net investment income to average NAV (2)	5.52%	6.92%
________________
See footnotes (1), (2) and (3) immediately prior to this table.
NOTE F — DIVIDENDS, DISTRIBUTIONS AND TAXABLE INCOME
MSC Income currently pays regular monthly dividends to its stockholders and periodically pays supplemental dividends to its stockholders. In May 2026, the Board of Directors approved a change to the Fund’s regular dividend payment frequency from quarterly to monthly beginning in July 2026. Future dividends, if any, will be determined by its Board of Directors on a quarterly basis.
A summary of dividends paid during the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Regular dividends per share	$0.33	$0.35	$1.03	$1.06
Supplemental dividends per share	0.03	0.01	0.05	0.02
Total dividends per share	$0.36	$0.36	$1.08	$1.08

Total regular dividends	$14,964	$16,502	$47,141	$47,386
Total supplemental dividends	1,360	472	2,279	940
Total dividends	$16,324	$16,974	$49,420	$48,326
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
A reconciliation of “Net increase in net assets resulting from operations” to taxable income and to total distributions declared to common stockholders for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,
	2026	2025

	(estimated, in thousands)
Net increase in net assets resulting from operations	$60,641	$58,693
Net unrealized appreciation	(15,505)	(35,886)
Income tax provision	6,647	2,176
Pre-tax book income not consolidated for tax purposes	(3,198)	(11,924)
Book income and tax income differences, including debt origination, structuring fees, dividends, realized gains and changes in estimates	(5,228)	27,980
Estimated taxable income (1)	43,357	41,039
Taxable income earned in prior year and carried forward for distribution in current year	14,984	20,348
Taxable income earned prior to period end and carried forward for distribution next period	(25,693)	(27,547)
Dividend payable as of period end and paid in the following period	—	17,016
Total distributions accrued or paid to common stockholders	$32,648	$50,856
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

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
The income tax provision for MSC Income is generally composed of (i) deferred tax expense (benefit), which is primarily the result of the net activity relating to the portfolio investments held in the Taxable Subsidiaries, including changes in loss carryforwards, changes in net unrealized appreciation or depreciation and other temporary book-tax differences, and (ii) current tax expense, which is primarily the result of current U.S. federal income and state taxes relating to net currently taxable activity relating to the portfolio investments held in the Taxable Subsidiaries and excise taxes on MSC Income’s estimated undistributed taxable income. The income tax expense, or benefit, and the related tax assets and liabilities generated by the Taxable Subsidiaries, if any, are reflected in MSC Income’s Consolidated Statements of Operations. MSC Income’s provision for income taxes was comprised of the following for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Net investment income taxes
Current tax expense (benefit):
Federal	$(70)	$(38)	$(1,340)	$80
State and other	(2)	108	288	449
Excise	159	(39)	448	240
Total current tax expense (benefit)	87	31	(604)	769

Deferred tax expense (benefit):
Federal	826	474	4,467	1,716
State and other	148	(52)	(421)	8
Total deferred tax expense	974	422	4,046	1,724

Total net investment income tax provision	$1,061	$453	$3,442	$2,493

Investment valuation related taxes
Deferred tax expense (benefit):
Federal	1,129	1,051	2,308	(362)
State and other	260	150	897	45
Total deferred tax expense (benefit)	1,389	1,201	3,205	(317)

Total investment valuation related income tax provision (benefit)	$1,389	$1,201	$3,205	$(317)

Total income tax provision	$2,450	$1,654	$6,647	$2,176
The net deferred tax liability as of September 30, 2026 and December 31, 2025 was $12.2 million and $5.0 million, respectively, with the change primarily related to changes in net unrealized appreciation or depreciation, changes in loss carryforwards and other temporary book-tax differences relating to portfolio investments held by the Taxable Subsidiaries. As of September 30, 2026, for U.S. federal income tax purposes, the Taxable Subsidiaries had a net operating loss carryforward, which is not subject to expiration and will carry forward indefinitely until utilized. The Taxable Subsidiaries also have net capital loss carryforwards from prior years which, if unused, will expire in various taxable years 2029 through 2031. Additionally, the Taxable Subsidiaries have interest expense limitation carryforwards which have an indefinite carryforward period. As of September 30, 2026, for U.S. federal income tax purposes, MSIF had net capital loss carryforwards totaling $4.9 million available to offset future capital gains at the RIC level in any taxable year, to the extent available and permitted by U.S. federal income tax law, which are not subject to expiration as long as MSIF maintains its RIC status.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE G — SHARE REPURCHASES
In August 2026, the Fund’s Board of Directors authorized a share repurchase plan pursuant to which the Fund may repurchase up to $20.0 million of shares of its common stock for a period beginning in September 2026 and ending in February 2027, at times when the market price per share of the common stock is trading below the most recently reported NAV per share of the common stock by certain pre-determined levels. Pursuant to such authorization, the Fund entered into a share repurchase plan (the “February 2027 10b5-1 Repurchase Plan”) to facilitate the repurchase of up to the full $20.0 million of shares of its common stock authorized under the share repurchase program. The repurchases of shares of the Fund’s common stock pursuant to the February 2027 10b5-1 Repurchase Plan are intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934 (the “Exchange Act”) and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.
A summary of the shares repurchased by the Fund under the February 2027 10b5-1 Repurchase Plan during the three months ended September 30, 2026 is as follows:

Period	Total number of shares repurchased	Average price paid per share (1)	Total cost (1)	Total number of shares repurchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be repurchased under the plans or programs (2)

(in thousands, except share and per share amounts)
July 1 through July 31, 2026 (3)	N/A	N/A	N/A	N/A	N/A
August 1 through August 31, 2026 (3)	N/A	N/A	N/A	N/A	N/A
September 1 through September 30, 2026	53,778	$12.47	$670	53,778	$17,345
___________________
(1)Includes broker commissions.
(2)Excludes the dollar value of shares authorized for purchase under the February 2027 10b5-1 Repurchase Plan that expired without being utilized because the plan’s parameters were not met.
(3)The February 2027 10b5-1 Repurchase Plan was entered into in August 2026, and the broker was not authorized to begin purchases under the plan until September 2026. Accordingly, no purchases were made under the February 2027 10b5-1 Repurchase Plan during July or August 2026.
In August 2026, Main Street authorized a plan pursuant to which Main Street may purchase up to $20.0 million of shares of the Fund’s common stock in the open market during the same time period, pursuant to the terms of a share purchase plan (the “Main Street February 2027 Purchase Plan”) that Main Street entered into in connection with the February 2027 10b5-1 Repurchase Plan. The purchases of any shares pursuant to the Main Street February 2027 Purchase Plan will be implemented in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. See Note J.4 —Related Party Transactions — Other Related Party Transactions.
The terms and conditions of the February 2027 10b5-1 Repurchase Plan and of the Main Street February 2027 Purchase Plan are substantially similar. Subject to the limitations under Rule 10b-18 under the Exchange Act and market conditions, the aggregate amount of shares (i) repurchased under the February 2027 10b5-1 Repurchase Plan and (ii) purchased under the Main Street February 2027 Purchase Plan on any single trading day is split between the Fund and Main Street on a pro rata basis (or as close thereto as reasonably possible) based upon the proportion of the aggregate $40.0 million repurchase/purchase commitment represented by the respective share repurchase/purchase program. There is no assurance that the Fund will repurchase or Main Street will purchase any shares of the Fund’s common stock at any specific discount levels or in any specific amounts under the February 2027 10b5-1 Stock Repurchase Plan or the Main Street February 2027 Purchase Plan, as applicable. There is also no assurance that the market price of the Fund’s shares of common stock, either absolutely or relative to NAV per share, will increase as a result of any share repurchases/purchases, or that the February 2027 10b5-1 Stock Repurchase Plan or the Main Street February 2027 Purchase Plan will enhance stockholder value over the long term.

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
Summarized DRIP information for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,
	2026	2025

	(dollars in thousands)
Value of shares issued in DRIP participation	$—	$13,771
Shares issued for DRIP	—	893,443
During the nine months ended September 30, 2026, 332,325 shares of MSC Income’s stock were purchased in the open market at a weighted-average price of $12.84 to satisfy the requirements of the stockholders of the Fund participating in the DRIP. The value of the DRIP shares purchased in the open market was $4.3 million and is excluded from the table above.
NOTE I — COMMITMENTS AND CONTINGENCIES
As of September 30, 2026, MSC Income had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	September 30, 2026

HPEP 3, L.P.	$1,308
423 AER II, LP	59
Brightwood Capital Fund III, LP	22

Total Equity Commitments (1)	$1,389

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Nexus Power Enterprises, LLC	$7,714
PavCon LLC	7,500
Horwitz Holdings, LLC	6,485
Winter Services LLC	5,833
Rug Doctor, LLC.	5,250
South Coast Terminals Holdings, LLC	4,460
Mission Critical Group	4,418
Airo Purchaser, Inc.	4,155
AGS American Glass Services Acquisition, LLC	4,121

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

WECS Group, LLC	4,045
KMS, LLC	3,393
Resodyn, LLC	3,191
Pro-Max Restoration & Paint, LLC	2,857
Auria Space, LLC	2,586
CRC Evans USA Bidco, Inc.	2,500
Hornblower Sub, LLC	2,432
GradeEight Corp.	2,353
Richardson Sales Solutions	1,964
SI East, LLC	1,750
IG Parent Corporation	1,636
Creative Foam Corporation	1,562
CQ Fluency, LLC	1,500
Computer Data Source, LLC	1,458
Insight Borrower Corporation	1,304
American Health Staffing Group, Inc.	1,250
UBM AcquireCo LLC	1,000
Chamberlin Holding LLC	1,000
Infinity X1 Holdings, LLC	1,000
Hawk Ridge Systems, LLC	895
AVEX Aviation Holdings, LLC	876
B-O-F Corporation	840
Bond Brand Loyalty ULC	810
IG Investor, LLC	800
Direct Marketing Solutions, Inc.	750
ZRG Partners, LLC	691
Invincible Boat Company, LLC.	622
Garyline, LLC	559
Victory Energy Operations, LLC	554
Obra Capital, Inc.	521
Coregistics Buyer LLC	513
TEC Services, LLC	467
Microbe Formulas, LLC	434
Pinnacle TopCo, LLC	400
Iron-Main Investments, LLC	400
Colonial Electric Company LLC	400
Career Team Holdings, LLC	300
Clad-Rex Steel, LLC	300
Titan Meter Midco Corp.	291
Escalent, Inc.	272
Watterson Brands, LLC	173
MCT Purchaserco Holding Inc.	169
SPAU Holdings, LLC	160
ATS Operating, LLC	125
Implus Footcare, LLC	106

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

AAC Holdings, Inc.	36
Wash & Wax Systems LLC	11

Total Loan Commitments	$101,192

Total Commitments	$102,581
As of December 31, 2025, MSC Income had the following outstanding commitments (in thousands):

Investments with equity capital commitments that have not yet funded:	December 31, 2025

HPEP 3, L.P.	$1,308
423 AER II, LP	147
Brightwood Capital Fund III, LP	22

Total Equity Commitments (1)	$1,477

Investments with commitments to fund revolving loans that have not been fully drawn or term loans with additional commitments not yet funded:

Royal Cup Inc.	$17,143
Auria Space, LLC	16,379
Core Transformers	15,000
AGS American Glass Services Acquisition, LLC	7,350
Mission Critical Group	6,790
Airo Purchaser, Inc.	6,393
South Coast Terminals Holdings, LLC	4,460
KMS, LLC	3,393
MCT Purchaserco Holding Inc.	2,875
Behavior Development Group Holdings	2,500
GradeEight Corp.	2,347
Bluestem Brands, Inc.	2,309
Electro Technical Industries, LLC	2,238
Rug Doctor, LLC.	2,116
CRC Evans USA Bidco, Inc.	2,052
Flame King Holdings, LLC	2,000
Winter Services LLC	1,944
SI East, LLC	1,750
IG Parent Corporation	1,667
Richardson Sales Solutions	1,623
Creative Foam Corporation	1,563
ZRG Partners, LLC	1,562
Garyline, LLC	1,513
CQ Fluency, LLC	1,500
BP Loenbro Holdings Inc.	1,428
Insight Borrower Corporation	1,329

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

American Health Staffing Group, Inc.	1,250
TEC Services, LLC	1,167
SPAU Holdings, LLC	1,000
Chamberlin Holding LLC	1,000
UBM AcquireCo LLC	1,000
AVEX Aviation Holdings, LLC	876
B-O-F Corporation	840
Titan Meter Midco Corp.	830
Cody Pools, Inc.	786
Bettercloud, Inc.	753
Centre Technologies Holdings, LLC	600
IG Investor, LLC	600
Bond Brand Loyalty ULC	540
Obra Capital, Inc.	521
Coregistics Buyer LLC	513
RA Outdoors LLC	438
Microbe Formulas, LLC	434
Victory Energy Operations, LLC	415
Pinnacle TopCo, LLC	400
Colonial Electric Company LLC	400
Trantech Radiator Topco, LLC	400
Roof Opco, LLC	389
Escalent, Inc.	349
Career Team Holdings, LLC	300
Gamber-Johnson Holdings, LLC	300
Clad-Rex Steel, LLC	300
ArborWorks, LLC	271
CenterPeak Holdings, LLC	200
Mini Melts of America, LLC	195
AAC Holdings, Inc.	181
Implus Footcare, LLC	161
Invincible Boat Company, LLC.	104
Channel Partners Intermediateco, LLC	95
ATS Operating, LLC	75
Hornblower Sub, LLC	56
Wash & Wax Systems LLC	22

Total Loan Commitments	$128,985

Total Commitments	$130,462
____________________

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
(1)As of both September 30, 2026 and December 31, 2025, this table excludes a commitment related to one additional Other Portfolio investment for which the investment period has expired and the remaining commitment may only be drawn to pay fund expenses or for follow-on investments in existing portfolio companies. The Fund does not expect any material capital to be called in the future on its commitment to this investment to pay fund expenses, and based on representations from the fund manager, the Fund does not expect any further capital will be called on its commitment for follow-on investments. As a result, the Fund has excluded this commitment from this table.
MSC Income will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically through existing cash and cash equivalents and borrowings under the Credit Facilities). MSC Income follows a process to manage its liquidity and ensure that it has available capital to fund its unfunded commitments as necessary. MSC Income had no unrealized appreciation or depreciation on the outstanding unfunded commitments as of September 30, 2026 or December 31, 2025.
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
On January 1, 2022, the Adviser assumed responsibility for certain administrative services that were previously provided for MSC Income by a third-party sub-administrator. After December 31, 2021, the Adviser continued to waive reimbursement of all Internal Administrative Services expenses, except for the cost of the services previously provided by the sub-administrator.

MSC INCOME FUND, INC.
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
Advisory Agreement (post-MSC Income Listing)
Effective on the date of the MSC Income Listing and pursuant to the Advisory Agreement, MSC Income pays the Adviser a base management fee and incentive fees as compensation for investment management services under the Advisory Agreement. The base management fee is calculated at an annual rate of 1.5% of the Fund’s average total assets (including cash and cash equivalents), payable quarterly in arrears, and is calculated based on the average value of the Fund’s total assets (including cash and cash equivalents) at the end of the two most recently completed calendar quarters. The determination of total assets reflects changes in the fair value of portfolio investments reflecting both unrealized appreciation and unrealized depreciation. All or any part of the base management fee not taken as to any quarter is deferred without interest and may be taken in such other quarter as the Adviser shall determine, unless the Adviser permanently waives in writing receipt of such base management fee, in which event the Fund shall forever be relieved of the obligation to pay such base management fee for such quarter. The base management fee for any partial quarter is appropriately pro-rated.
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
The incentive fee under the Advisory Agreement consists of two parts: (1) a subordinated incentive fee on income and (2) an incentive fee on capital gains. The incentive fee under the Advisory Agreement for any partial quarter is appropriately pro-rated.
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
The Fund accrues the incentive fee on capital gains on a quarterly basis by following a formula consistent with the cash payment formula required under the Advisory Agreement above. However, in addition to the Fund’s net realized capital gains and unrealized losses (or fair value depreciation) (in part (a) of the formula above), the Fund’s unrealized capital gains (or fair value appreciation) (net of any related income tax expense) on a cumulative basis from the date of the MSC Income Listing are also included in the calculation. If the calculation results in an increase in the accrual compared to the previous quarter, the Fund records an increase to the capital gains incentive fee accrual. If the calculation results in a decrease to the estimated incentive fee on capital gains when compared to the previous quarter, the accrual for the incentive fee on capital gains is reduced to the extent of such decrease. For the third quarter of 2026, such calculation resulted in an increase to the capital gains incentive fee accrual from $5.1 million as of June 30, 2026 to $6.0 million as of September 30, 2026 and expense for the capital gains incentive fee accrual of $0.9 million in the third quarter of 2026. However, as of September 30, 2026, no capital gains incentive fees were currently contractually payable.
A summary of MSC Income’s base management fee, subordinated incentive fee on income, waiver of the subordinated incentive fee on income and incentive fee on capital gains for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Base management fee	$5,390	$4,860	$15,956	$14,739
Incentive fee on income	3,106	3,481	9,322	8,935
Waiver of incentive fee on income	(610)	(160)	(1,853)	(160)
Incentive fee on capital gains	883	—	3,194	—

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
4.Other Related Party Transactions
A summary of Main Street’s purchases of shares of MSC Income’s common stock, each of which was purchased pursuant to the Main Street February 2027 Purchase Plan, during the three months ended September 30, 2026, is as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total cost (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)

(in thousands, except shares and per share amounts)
July 1 through July 31, 2026 (3)	N/A	N/A	N/A	N/A	N/A
August 1 through August 31, 2026 (3)	N/A	N/A	N/A	N/A	N/A
September 1 through September 30, 2026	53,777	12.47	670	53,777	17,345
___________________
(1)Includes broker commissions.
(2)Excludes the dollar value of shares authorized for purchase under the Main Street February 2027 Purchase Plan that expired without being utilized because the plan’s parameters were not met.
(3)The Main Street February 2027 Purchase Plan was entered into in August 2026, and the broker was not authorized to begin purchases under the plan until September 2026. Accordingly, no purchases were made under the Main Street February 2027 Purchase Plan during July or August 2026.
As of September 30, 2026, Main Street owned 2,078,997 shares of MSC Income’s common stock. In January 2025, in connection with Main Street’s acquisition in excess of 3% of the Fund’s outstanding shares of common stock, the Fund entered into a Fund of Funds Investment Agreement with Main Street (the “Main Street Fund of Funds Agreement”). The Main Street Fund of Funds Agreement provides for the acquisition of shares of the Fund’s common stock by Main Street, and the Fund’s sale of such shares to Main Street, in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act.
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
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)
NOTE K — SUBSEQUENT EVENTS
The Fund’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements, and identified the following to report:
In October 2026, MSC Income issued the second tranche of its September 2029 Notes, issuing $75.0 million of its September 2029 Notes pursuant to the September 2029 Note Purchase Agreement.
In November 2026, MSC Income declared regular monthly dividends of $0.11 per share for each month of January, February and March 2027, or total regular monthly dividends of $0.33 per share for the first quarter of 2027, and a supplemental dividend of $0.03 per share, payable in March 2027, resulting in total dividends declared for the first quarter of 2027 of $0.36 per share.
From October 1, 2026 through November 5, 2026, the Fund repurchased 178,927 shares of its common stock at an average price of $11.79 (including broker commissions), as part of the February 2027 10b5-1 Repurchase Plan.

Table of contents	Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates
September 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2026 Fair Value (13)
Control Investments
BDB Holdings, LLC					Preferred Equity	(7)	$—	$(4,970)	$—	$8,430	$—	$4,970	$3,460
	12.00%				Secured Debt	(7)	—	—	150	1,182	1,226	—	2,408
Computer Data Source, LLC		SF+	10.25%		Secured Debt	(6)	(2,729)	338	—	6,995	—	6,995	—
					Secured Debt	(6)	—	—	40	—	—	—	—
		SF+	10.25%		Secured Debt	(6)	(6,648)	827	—	16,960	—	16,960	—
					Member Units	(6)	—	—	—	—	13,033	—	13,033
		SF+	5.50%		Secured Debt (12)	(6)	—	—	—	—	—	—	—
	10.00%	SF+	5.50%	10.00%	Secured Debt	(6)	—	—	—	—	4,167	—	4,167
Copper Trail Fund Investments					LP Interests (CTMH, LP)	(9)	—	65	—	390	65	75	380
GRT Rubber Technologies LLC	9.79%	SF+	6.00%		Secured Debt	(8)	—	(4)	120	1,550	4	4	1,550
	11.79%	SF+	8.00%		Secured Debt	(8)	—	(37)	1,821	19,944	37	37	19,944
					Member Units	(8)	—	(3,040)	876	22,830	—	3,040	19,790
Harris Preston Fund Investments					LP Interests (2717 MH, L.P.)	(8)	671	(564)	—	1,897	670	1,335	1,232
Volusion, LLC					Secured Debt	(8)	—	—	61	900	—	900	—
					Preferred Member Units	(8)	(6,000)	5,999	—	—	6,000	6,000	—
					Preferred Member Units	(8)	680	(466)	—	1,249	681	1,930	—
					Common Stock	(8)	(1,104)	1,104	—	—	1,104	1,104	—
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	7,807	—	(23,955)	—	—	—
Total Control investments							$(15,130)	$7,059	$3,068	$58,372	$26,987	$43,350	$65,964
Affiliate Investments
American Nuts, LLC					Preferred Equity	(9)	$—	$(130)	$—	$1,210	$—	$130	$1,080
	12.38%	SF+	8.50%	12.38%	Secured Debt	(9)	—	(19)	225	2,325	225	19	2,531
	12.38%	SF+	8.50%	12.38%	Secured Debt	(9)	—	82	225	1,875	306	—	2,181
	12.38%	SF+	8.50%	12.38%	Secured Debt	(9)	—	—	6	—	94	—	94
Analytical Systems Keco Holdings, LLC	13.25%				Secured Debt	(8)	—	—	96	965	2	63	904
					Preferred Member Units	(8)	—	100	—	30	100	—	130
					Preferred Member Units	(8)	—	20	—	1,510	20	—	1,530
					Warrants	(8)	—	—	—	—	—	—	—
Batjer TopCo, LLC	10.00%				Secured Debt	(8)	—	(3)	86	1,105	4	41	1,068
					Preferred Stock	(8)	—	80	106	970	80	—	1,050
Bettercloud, Inc.					Common Equity	(6)	(1,656)	354	—	4,550	354	4,904	—
		SF+	10.77%		Secured Debt	(6)	—	—	90	1,747	670	2,417	—
Brewer Crane Holdings, LLC	13.79%	SF+	10.00%		Secured Debt	(9)	—	9	134	1,254	10	—	1,264
					Preferred Member Units	(9)	—	(100)	23	860	—	100	760
	15.00%			15.00%	Preferred Member Units	(9)	—	—	11	84	9	—	93
Centre Technologies Holdings, LLC		SF+	8.00%		Secured Debt	(8)	—	—	2	—	60	60	—
		SF+	8.00%		Secured Debt	(8)	—	(18)	359	6,021	1,718	7,739	—
					Preferred Member Units	(8)	11,595	(9,084)	610	10,680	11,596	22,276	—
Chamberlin Holding LLC		SF+	6.00%		Secured Debt (12)	(8)	—	(5)	9	—	5	5	—
	11.86%	SF+	8.00%		Secured Debt	(8)	—	(38)	969	10,505	38	238	10,305

Table of contents	Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2026 Fair Value (13)
					Member Units	(8)	—	3,130	1,110	8,880	3,130	—	12,010
					Member Units	(8)	—	5	17	1,043	5	—	1,048
Charps, LLC					Preferred Member Units	(5)	—	(330)	125	4,010	—	330	3,680
Clad-Rex Steel, LLC					Secured Debt (12)	(5)	—	—	3	—	—	—	—
	9.00%				Secured Debt	(5)	—	(6)	173	2,370	6	290	2,086
	10.00%				Secured Debt	(5)	—	—	17	232	—	9	223
					Member Units	(5)	—	290	232	3,530	290	—	3,820
					Member Units	(5)	—	60	—	317	60	—	377
Cody Pools, Inc.	13.50%				Secured Debt	(8)	—	—	32	—	1,257	471	786
	13.50%				Secured Debt	(8)	—	(20)	575	5,891	20	237	5,674
					Preferred Member Units	(8)	—	(980)	212	16,270	—	980	15,290
Colonial Electric Company LLC					Secured Debt (12)	(6)	—	—	2	—	—	—	—
	9.00%				Secured Debt	(6)	—	15	147	2,195	—	—	2,195
					Preferred Member Units	(6)	—	2,010	939	4,210	2,010	—	6,220
Compass Systems & Sales, LLC					Secured Debt	(5)	—	—	3	(12)	3	—	(9)
	13.50%				Secured Debt	(5)	—	(23)	437	4,249	26	573	3,702
					Preferred Equity	(5)	—	63	45	1,800	161	—	1,961
Datacom, LLC	10.00%				Secured Debt	(8)	—	—	7	75	80	27	128
	10.00%				Secured Debt	(8)	—	(263)	66	463	—	274	189
					Preferred Member Units	(8)	—	—	—	—	—	—	—
Digital Products Holdings LLC	13.69%	SF+	10.00%		Secured Debt	(5)	—	151	307	2,834	142	165	2,811
					Preferred Member Units	(5)	—	—	38	2,459	—	—	2,459
Direct Marketing Solutions, Inc.					Secured Debt (12)	(9)	—	16	14	315	285	600	—
	14.00%				Secured Debt	(9)	—	(1)	55	4,501	—	4,501	—
	14.00%				Secured Debt	(9)	—	190	837	—	8,726	136	8,590
					Preferred Stock	(9)	—	2,674	2	4,940	3,874	40	8,774
DMA Industries, LLC	13.00%				Secured Debt	(7)	—	17	79	140	1,020	—	1,160
	13.00%				Secured Debt	(7)	—	(5)	296	3,200	5	5	3,200
					Preferred Equity	(7)	—	1,700	—	2,296	1,700	—	3,996
	15.00%			15.00%	Preferred Equity	(7)	—	881	111	1,358	990	—	2,348
Flame King Holdings, LLC					Preferred Equity	(9)	—	(470)	682	13,660	—	470	13,190
	11.00%				Secured Debt	(9)	—	(49)	1,536	16,500	49	49	16,500
					Common Equity	(9)	—	(15)	33	—	983	15	968
Freeport Financial Funds					LP Interests (Freeport First Lien Loan Fund III LP)	(5)	—	—	—	193	—	144	49
Gamber-Johnson Holdings, LLC	11.19%	SF+	7.50%		Secured Debt	(5)	—	—	28	—	400	—	400
	11.19%	SF+	7.50%		Secured Debt	(5)	—	(14)	1,627	17,632	1,124	14	18,742
					Member Units	(5)	—	1,820	850	28,450	1,820	—	30,270
					Member Units	(5)	—	—	—	99	—	23	76
GFG Group, LLC	10.50%				Secured Debt	(5)	—	20	308	3,513	30	—	3,543
					Preferred Member Units	(5)	—	530	113	2,740	530	—	3,270
Harris Preston Fund Investments					LP Interests (HPEP 3, L.P.) (12)	(8)	—	(203)	—	4,116	—	455	3,661
IG Investor, LLC	13.00%				Secured Debt (12)	(6)	—	(4)	32	400	4	204	200
	13.00%				Secured Debt	(6)	—	(47)	874	8,766	47	847	7,966
					Common Equity	(6)	—	1,760	—	7,010	1,760	—	8,770

Table of contents	Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2026 Fair Value (13)
Independent Pet Partners Intermediate Holdings, LLC					Common Equity	(6)	—	(190)	—	6,790	—	190	6,600
Integral Energy Services	11.49%	SF+	7.50%		Secured Debt	(8)	—	(62)	1,300	14,071	—	239	13,832
	10.00%			10.00%	Preferred Equity	(8)	—	—	26	490	26	—	516
					Common Stock	(8)	—	80	—	410	80	—	490
	10.00%			10.00%	Preferred Equity	(8)	—	90	—	480	90	—	570
Kickhaefer Manufacturing Company, LLC	11.50%				Secured Debt	(5)	—	20	246	2,547	3,077	2,747	2,877
	9.00%				Secured Debt	(5)	—	7	66	970	8	10	968
					Preferred Equity	(5)	—	1,150	148	4,290	1,150	—	5,440
					Member Units	(5)	—	15	14	1,048	15	—	1,063
KMS, LLC	12.50%				Secured Debt	(5)	—	22	150	1,433	33	—	1,466
	12.50%				Secured Debt	(5)	—	—	110	1,259	—	345	914
					Preferred Equity	(5)	—	—	297	7,830	—	—	7,830
		SF+	5.50%		Secured Debt (12)	(5)	—	36	66	(49)	1,678	1,629	—
Mills Fleet Farm Group, LLC					Preferred Equity	(5)	—	674	682	10,134	1,356	—	11,490
	9.32%	SF+	5.50%	9.32%	Secured Debt	(5)	—	46	159	2,256	206	—	2,462
	9.21%	SF+	5.50%	9.21%	Secured Debt	(5)	—	28	97	1,344	125	—	1,469
Nello Industries Investco, LLC	12.50%				Secured Debt	(5)	—	(156)	243	8,018	—	8,018	—
	12.50%				Secured Debt	(5)	—	43	901	—	10,336	—	10,336
					Preferred Equity	(5)	—	3,990	164	5,830	3,990	—	9,820
NexRev LLC					Preferred Member Units	(8)	—	(10)	15	3,210	—	10	3,200
NuStep, LLC	10.29%	SF+	6.50%		Secured Debt	(5)	—	—	57	250	400	—	650
	12.00%				Secured Debt	(5)	—	—	433	4,610	—	60	4,550
					Preferred Member Units	(5)	—	(490)	—	3,050	—	490	2,560
					Preferred Member Units	(5)	—	130	—	1,530	130	—	1,660
Oneliance, LLC					Preferred Stock	(7)	—	(60)	25	810	—	60	750
Orttech Holdings, LLC		SF+	11.00%		Secured Debt	(5)	—	(3)	7	153	3	156	—
	14.79%	SF+	11.00%		Secured Debt	(5)	—	38	597	5,190	52	—	5,242
					Preferred Stock	(5)	—	(690)	45	3,360	—	690	2,670
Pinnacle TopCo, LLC					Secured Debt (12)	(8)	—	(1)	3	—	1	1	—
	13.00%				Secured Debt	(8)	—	(33)	677	6,800	33	613	6,220
					Preferred Equity	(8)	—	(40)	220	5,110	—	40	5,070
RA Outdoors LLC	10.63%	SF+	6.75%	1.42%	Secured Debt	(8)	—	(101)	114	1,142	114	101	1,155
	10.63%	SF+	6.75%	1.42%	Secured Debt	(8)	—	(1,058)	1,195	11,937	1,195	1,058	12,074
	10.58%	SF+	6.75%		Secured Debt	(8)	—	(109)	26	—	475	109	366
	10.58%	SF+	6.75%		Secured Debt	(8)	—	(106)	26	—	463	106	357
Robbins Bros. Jewelry, Inc.					Secured Debt	(9)	—	—	9	(12)	—	2	(14)
	12.50%			10.00%	Secured Debt	(9)	—	19	—	1,559	—	60	1,499
					Preferred Equity	(9)	—	—	—	—	—	—	—
SI East, LLC	11.85%				Secured Debt (12)	(7)	—	(4)	73	750	1	4	747
	12.79%				Secured Debt	(7)	—	(30)	2,172	22,283	10	207	22,086
					Preferred Member Units	(7)	—	(1,380)	93	5,730	—	1,380	4,350
Student Resource Center, LLC	8.50%			8.50%	Secured Debt	(6)	—	(235)	—	1,598	—	235	1,363
	8.50%			8.50%	Secured Debt	(6)	—	80	13	866	93	—	959

Table of contents	Schedule 12-14
MSC INCOME FUND, INC.
Consolidated Schedule of Investments in and Advances to Affiliates (Continued)
September 30, 2026
(dollars in thousands)
(Unaudited)

Company	Total Rate	Base Rate	Spread	PIK Rate	Type of Investment (1)(10)(11)	Geography	Amount of Realized Gain/(Loss)	Amount of Unrealized Gain/(Loss)	Amount of Interest, Fees or Dividends Credited to Income (2)	December 31, 2025 Fair Value (13)	Gross Additions (3)	Gross Reductions (4)	September 30, 2026 Fair Value (13)
Tedder Industries, LLC	12.00%			12.00%	Secured Debt	(9)	—	(21)	129	241	129	21	349
	12.00%			12.00%	Secured Debt	(9)	—	864	—	707	864	—	1,571
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
					Preferred Member Units	(9)	—	—	—	—	—	—	—
Trantech Radiator Topco, LLC	11.50%				Secured Debt	(7)	—	—	25	—	400	—	400
	13.50%				Secured Debt	(7)	—	(18)	69	2,250	—	2,250	—
	13.50%				Secured Debt	(7)	—	149	596	—	7,820	—	7,820
					Common Stock	(7)	—	3,109	128	3,730	3,450	—	7,180
					Common Equity	(7)	—	—	—	174	—	—	174
	9.00%				Secured Debt	(7)	—	(1)	36	510	1	1	510
	9.00%				Secured Debt	(7)	—	1	26	—	525	—	525
	9.00%				Secured Debt	(7)	—	—	5	—	100	—	100
Urgent DSO LLC	13.50%				Secured Debt	(5)	—	(50)	235	2,168	10	50	2,128
					Preferred Equity	(5)	—	(896)	—	1,089	—	896	193
Victory Energy Operations, LLC					Secured Debt (12)	(8)	—	—	31	127	415	554	(12)
	13.00%				Secured Debt	(8)	—	—	803	7,575	40	277	7,338
					Preferred Equity	(8)	—	470	74	3,760	470	—	4,230
VVS Holdco LLC	9.79%	SF+	6.00%		Secured Debt	(5)	—	—	2	—	100	—	100
	11.50%				Secured Debt	(5)	—	—	535	5,967	27	300	5,694
					Preferred Equity	(5)	—	—	—	3,060	—	—	3,060
Other Amounts related to investments transferred to or from other 1940 Act classification during the period							—	—	—	—	—	—	—
Total Affiliate investments							$9,939	$9,467	$28,078	$406,771	$85,319	$71,760	$420,330
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
September 30, 2026
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
(5)Portfolio company located in the Midwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2026 for Affiliate investments located in this region was $162,102. This represented 21.6% of net assets as of September 30, 2026.
(6)Portfolio company located in the Northeast region and Canada as determined by location of the corporate headquarters. The fair value as of September 30, 2026 for Control investments located in this region was $17,200. This represented 2.3% of net assets as of September 30, 2026. The fair value as of September 30, 2026 for Affiliate investments located in this region was $34,273. This represented 4.6% of net assets as of September 30, 2026.
(7)Portfolio company located in the Southeast region as determined by location of the corporate headquarters. The fair value as of September 30, 2026 for Control investments located in this region was $5,868. This represented 0.8% of net assets as of September 30, 2026. The fair value as of September 30, 2026 for Affiliate investments located in this region was $55,346. This represented 7.4% of net assets as of September 30, 2026.
(8)Portfolio company located in the Southwest region as determined by location of the corporate headquarters. The fair value as of September 30, 2026 for Control investments located in this region was $42,516. This represented 5.7% of net assets as of September 30, 2026. The fair value as of September 30, 2026 for Affiliate investments located in this region was $109,179. This represented 14.6% of net assets as of September 30, 2026.
(9)Portfolio company located in the West region as determined by location of the corporate headquarters. The fair value as of September 30, 2026 for Control investments located in this region was $380. This represented 0.1% of net assets as of September 30, 2026. The fair value as of September 30, 2026 for Affiliate investments located in this region was $59,430. This represented 7.9% of net assets as of September 30, 2026.
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
(12)Investment has an unfunded commitment as of September 30, 2026 (see Note I — Commitments and Contingencies). The fair value of the investment includes the impact of the fair value of any unfunded commitments.
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
On October 28, 2020, MSC Income’s stockholders approved the appointment of MSC Adviser I, LLC dba Main Street Capital Partners (the “Adviser”), which is wholly-owned by Main Street, as MSC Income’s investment adviser and administrator under an Investment Advisory and Administrative Services Agreement dated October 30, 2020 (the “Prior Investment Advisory Agreement”).
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
INVESTMENT PORTFOLIO SUMMARY
A summary of the Fund’s Private Loan and LMM portfolio investments as of September 30, 2026 and December 31, 2025 is as follows (this information excludes Middle Market portfolio investments and Other Portfolio investments, which are discussed further below):

	September 30, 2026
	Private Loan	LMM (a)

	(dollars in millions)
Number of portfolio companies	81	53
Fair value	$843.8	$503.0
Cost	$849.6	$388.1
Debt investments as a % of portfolio (at cost)	90.5%	72.5%
Equity investments as a % of portfolio (at cost)	9.5%	27.5%
% of debt investments at cost secured by first priority lien	99.5%	99.9%
Weighted-average annual effective yield (b)	10.5%	12.7%
Average EBITDA (c)	$36.3	$13.5
__________________
(a)As of September 30, 2026, MSC Income had equity ownership in all of its LMM portfolio companies, and the average fully diluted equity ownership in those portfolio companies was 8%.

(b)The weighted-average annual effective yields were computed using the effective interest rates for all debt investments as of September 30, 2026, including amortization of deferred debt origination fees and accretion of original issue discount but excluding fees payable upon repayment of the debt investments and any debt investments on non-accrual status, and are weighted based upon the principal amount of each applicable debt investment as of September 30, 2026. The weighted-average annual effective yield on the Fund’s debt portfolio as of September 30, 2026, including debt investments on non-accrual status, was 9.9% for the Private Loan portfolio investments and 12.0% for the LMM portfolio investments. The weighted-average annual effective yield is not reflective of what an investor in shares of MSC Income’s common stock will realize on their investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
(c)The average EBITDA is calculated using a weighted-average for the Private Loan portfolio companies and a simple average for the LMM portfolio companies. These calculations exclude certain portfolio companies, including three Private Loan portfolio companies and three LMM portfolio companies, as EBITDA is not a meaningful valuation metric for the Fund’s investments in these portfolio companies, and those portfolio companies whose primary operations have ceased and only residual value remains.

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
As of September 30, 2026, MSC Income had Middle Market portfolio investments in seven portfolio companies, collectively totaling $19.8 million in fair value and $38.9 million in cost basis, which comprised 1.4% and 3.0% of the Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, MSC Income had Middle Market portfolio investments in eight portfolio companies, collectively totaling $23.3 million in fair value and $39.8 million in cost basis, which comprised 1.7% and 3.2% of the Investment Portfolio at fair value and cost, respectively.

As of September 30, 2026, MSC Income had Other Portfolio investments in seven entities, across four investment managers, collectively totaling $12.2 million in fair value and $11.1 million in cost basis, which comprised 0.9% of each of the Investment Portfolio at fair value and cost. As of December 31, 2025, MSC Income had Other Portfolio investments in six entities, across four investment managers, collectively totaling $15.5 million in fair value and $13.7 million in cost basis, which comprised 1.2% and 1.1% of the Investment Portfolio at fair value and cost, respectively.
For the three months ended September 30, 2026 and 2025, MSC Income achieved an annualized total return on investments of 12.5% and 15.7%, respectively. For the nine months ended September 30, 2026 and 2025, the Fund achieved an annualized total return on investments of 13.1% and 12.8%, respectively. For the year ended December 31, 2025, MSC Income achieved a total return on investments of 13.9%. Total return on investments equals the total interest, dividend and fee income plus realized and unrealized changes in the fair value of the Investment Portfolio divided by the average quarterly Investment Portfolio balance at cost, in each case for the specified period. MSC Income’s total return on investments is not reflective of what an investor in shares of MSC Income’s common stock will realize on their investment because it does not reflect changes in the market value of MSC Income’s stock, MSC Income’s utilization of debt capital in its capital structure, MSC Income’s expenses or any sales load paid by an investor.
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
Investment Portfolio Valuation
The most significant determination inherent in the preparation of MSC Income’s consolidated financial statements is the valuation of the Investment Portfolio and the related amounts of unrealized appreciation and depreciation. The Fund considers this determination to be a critical accounting estimate, given the significant judgments and subjective measurements required. As of both September 30, 2026 and December 31, 2025, the Fund’s Investment Portfolio valued at fair value represented 96% of its total assets. MSC Income is required to report its investments at fair value. The Fund follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Fund to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact. See Note B.1. — Summary of Significant Accounting Policies — Valuation of the Investment Portfolio in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a detailed discussion of the Valuation Procedures (as defined below).
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

Rule 2a-5 under the 1940 Act permits a BDC’s board of directors to designate its executive officers or investment adviser as a valuation designee to determine the fair value for its investment portfolio, subject to the active oversight of the board. MSC Income’s Board of Directors has approved policies and procedures pursuant to Rule 2a-5 (the “Valuation Procedures”) and designated the Adviser, led by a group of its executive officers, to serve as the Board of Directors’ valuation designee thereunder. MSC Income believes the Investment Portfolio as of September 30, 2026 and December 31, 2025 approximates fair value as of those dates based on the markets in which the Fund operates and other conditions in existence on those reporting dates.
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
Payment-in-Kind (“PIK”) Interest and Cumulative Dividends
MSC Income holds certain debt and preferred equity instruments in its Investment Portfolio that contain PIK interest and cumulative dividend provisions. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed or sold. To maintain RIC tax treatment (see Note B.8. — Summary of Significant Accounting Policies — Income Taxes in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q), these non-cash sources of income may need to be paid out to stockholders in the form of distributions, even though MSC Income may not have collected the PIK interest and cumulative dividends in cash. MSC Income stops accruing PIK interest and cumulative dividends and writes off any accrued and uncollected interest and dividends in arrears when it determines that such PIK interest and dividends in arrears are no longer collectible. For the three months ended September 30, 2026 and 2025, (i) 7.9% and 6.5%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.8% and 0.9%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash. For the nine months ended September 30, 2026 and 2025, (i) 7.4% and 5.9%, respectively, of MSC Income’s total investment income was attributable to PIK interest income not paid currently in cash and (ii) 0.8% and 0.9%, respectively, of MSC Income’s total investment income was attributable to cumulative dividend income not paid currently in cash.

INVESTMENT PORTFOLIO COMPOSITION
A summary of the composition of MSC Income’s total combined Private Loan, LMM and Middle Market portfolio investments at cost and fair value by type of investment as a percentage of the total combined Private Loan, LMM and Middle Market portfolio investments as of September 30, 2026 and December 31, 2025 is as follows (this information excludes Other Portfolio investments, which are discussed above):

Cost:	September 30, 2026	December 31, 2025
First lien debt	84.4%	85.1%
Equity	15.1	14.7
Second lien debt	0.3	—
Equity warrants	0.2	0.2
Other	—	—
	100.0%	100.0%

Fair Value:	September 30, 2026	December 31, 2025
First lien debt	74.8%	77.1%
Equity	24.4	22.3
Second lien debt	0.3	—
Equity warrants	0.5	0.6
Other	—	—
	100.0%	100.0%
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
As of September 30, 2026, investments on non-accrual status were $19.3 million at fair value and $66.9 million at cost and comprised 1.4% and 5.2% of MSC Income’s total Investment Portfolio at fair value and cost, respectively. As of December 31, 2025, investments on non-accrual status were $13.7 million at fair value and $49.0 million at cost and comprised 1.0% and 3.9% of MSC Income’s total Investment Portfolio at fair value and cost, respectively.
The operating results of the Fund’s portfolio companies are impacted by changes in the broader fundamentals of the U.S. economy. In periods during which the U.S. economy contracts, it is likely that the financial results of small to mid-sized companies, like those in which the Fund invests, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements, to an increase in defaults on the Fund’s debt investments or in realized losses on the Fund’s investments and to difficulty in maintaining historical dividend payment rates and unrealized appreciation on the Fund’s equity investments. Consequently, the Fund can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by future economic cycles or other conditions, which could also have a negative impact on the Fund’s future results.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2026 and 2025
Set forth below is a comparison of the results of operations and a reconciliation of net investment income to adjusted net investment income and to adjusted net investment income before taxes for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Total investment income	$35,529	$35,367	$162	—%
Total expenses, net of expense waivers	(20,095)	(18,337)	(1,758)	10%
Net investment income before taxes	15,434	17,030	(1,596)	(9)%
Excise tax benefit (expense)	(159)	39	(198)	(508)%
Federal and state income and other tax expenses	(902)	(492)	(410)	83%
Net investment income	14,373	16,577	(2,204)	(13)%
Net realized loss	(3,882)	(9,854)	5,972	NM
Net unrealized appreciation	9,044	21,007	(11,963)	NM
Income tax provision on net realized loss and net unrealized appreciation	(1,389)	(1,201)	(188)	NM
Net increase in net assets resulting from operations	$18,146	$26,529	$(8,383)	(32)%

	Three Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$14,373	$16,577	$(2,204)	(13)%
Incentive fee on capital gains (a)	883	—	883	NM
Adjusted net investment income (b)	$15,256	$16,577	$(1,321)	(8)%
Excise tax expense (benefit)	159	(39)	198	(508)%
Federal and state income and other tax expenses	902	492	410	83%
Adjusted net investment income before taxes (c)	$16,317	$17,030	$(713)	(4)%
Net investment income per share—Basic and diluted	$0.32	$0.35	$(0.03)	(9)%
Adjusted net investment income per share—Basic and diluted (b)	$0.34	$0.35	$(0.01)	(3)%
Adjusted net investment income before taxes per share—Basic and diluted (c)	$0.36	$0.36	$—	—%
_________________
NM — Net Change % not meaningful

(a)Pursuant to the Advisory Agreement, the incentive fee on capital gains is determined and payable to the Adviser in arrears, if any, as of the end of each calendar year. This fee equals (a) 17.5% of the Fund’s incentive fee capital gain, which is calculated as the Fund’s (i) cumulative net realized gains (net of any related net income tax expense), minus (ii) cumulative unrealized depreciation (net of any related income tax benefit, and excluding any unrealized appreciation), minus (b) the aggregate amount of any previously paid capital gains incentive fee, in each case from the MSC Income Listing date through the applicable calendar year ended. In accordance with U.S. GAAP, at the end of each reporting period, the Fund estimates the capital gains incentive fee and adjusts the accrual for the fee based upon a hypothetical liquidation of its investment portfolio at the then current fair value. Therefore, the calculation of the accrual equals (a) 17.5% of the Fund’s cumulative change in net fair value, including both (i) the cumulative net realized gain/loss and (ii) the cumulative net unrealized appreciation/depreciation (in both cases, net of any related cumulative net income tax expense or benefit), minus (b) the aggregate amount of any previously paid capital gains incentive fee, in each case from the MSC Income Listing date through the applicable period ended. However, any capital gains incentive fee accrued related to the unrealized appreciation is neither earned nor payable to the Adviser until such time that it is realized, and assuming at the end of a calendar year such incentive fee capital gain exists excluding any cumulative unrealized appreciation (in each case, net of any related net income tax expense or benefit). If the calculation results in an increase in the accrual compared to the previous quarter, the Fund records an increase to the capital gains incentive fee accrual. If the calculation results in a decrease to the estimated incentive fee on capital gains when compared to the previous quarter, the accrual for the incentive fee on capital gains is reduced to the extent of such decrease. For the third quarter of 2026, the Fund increased the accrual on the capital gains incentive fee by $0.9 million. See Note J — Related Party Transactions in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
(c)Adjusted net investment income before taxes is net investment income as determined in accordance with U.S. GAAP, excluding the impact of the capital gains incentive fee and any tax expenses included in net investment income. MSC Income believes presenting adjusted net investment income before taxes and the related per share amounts is useful and appropriate supplemental disclosure for analyzing the Fund’s financial performance since (i) the calculation of the capital gains incentive fee is based on realized gains and losses and unrealized fair value appreciation and depreciation, none of which are included in net investment income and (ii) tax expenses included in net investment income may include (a) excise tax expense, which is not solely attributable to net investment income, and (b) deferred taxes, which are not payable in the current period. However, adjusted net investment income before taxes is a non-U.S. GAAP measure and should not be considered as a replacement for net investment income, net investment income before taxes or other earnings measures presented in accordance with U.S. GAAP and should be reviewed only in connection with such U.S. GAAP measures in analyzing MSC Income’s financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to adjusted net investment income before taxes is detailed in the table above.

Investment Income
Total investment income for the three months ended September 30, 2026 was $35.5 million, a $0.2 million increase from the $35.4 million for the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Three Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest income	$30,238	$30,117	$121	—%	(a)
Dividend income	3,832	3,652	180	5%	(b)
Fee income	1,459	1,598	(139)	(9)%
Total investment income	$35,529	$35,367	$162	—%	(c)
_________________
(a)The increase in interest income is primarily due to higher average levels of income producing Investment Portfolio debt investments, partially offset by (i) the negative impact from Investment Portfolio debt investments on non-accrual status and (ii) a decrease in interest rates, primarily resulting from decreases in benchmark index interest rates on floating rate Investment Portfolio debt investments.
(b)The increase in dividend income was primarily due to a $1.0 million increase in dividend income from the Fund’s Private Loan portfolio companies, partially offset by a $0.8 million decrease in dividend income from the Fund’s LMM portfolio companies.
(c)The increase in total investment income includes the impact of a net increase of $0.9 million in certain income considered less consistent or non-recurring, primarily related to increases of (i) $0.7 million in such dividend income and (ii) $0.3 million in such interest income from accelerated prepayment, repricing and other activity related to certain Investment Portfolio debt investments.
Expenses
Total expenses, net of expense waivers for the three months ended September 30, 2026 were $20.1 million, a 10% increase from $18.3 million in the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Three Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest	$9,951	$8,649	$1,302	15%	(a)
Base management fee	5,390	4,860	530	11%	(b)
Incentive fee on income	3,106	3,481	(375)	(11)%	(c)
Incentive fee on capital gains	883	—	883	NM	(d)
General and administrative	1,188	1,334	(146)	(11)%
Internal administrative services expenses	187	173	14	8%
Total expenses before expense waivers	20,705	18,497	2,208	12%
Waiver of incentive fee on income	(610)	(160)	(450)	NM	(c)
Total expenses, net of expense waivers	$20,095	$18,337	$1,758	10%
_________________
(a)The increase in interest expense was primarily related to (i) an increase in average borrowings outstanding used to fund a portion of the growth of the Fund’s Investment Portfolio and (ii) an increased weighted-average interest rate on the Fund’s unsecured debt obligations, as a result of the issuance of the May 2029 Notes in the first quarter of 2026 and the issuance of the September 2029 Notes in the third quarter of 2026, partially offset by a decreased weighted-average interest rate on the Credit Facilities due to decreases in benchmark floating index interest rates (with the May 2029 Notes, the September 2029 Notes and the Credit Facilities each defined in the Liquidity and Capital Resources section below).
(b)The increase in base management fee was attributable to the Fund’s increased average total assets.

(c)The decrease in incentive fee on income, net of waivers, is the result of (i) a $0.5 million increase in the voluntary permanent waiver of incentive fee on income by the Adviser and (ii) a $0.4 million decrease in the gross calculated incentive fee on income, primarily driven by a decrease in pre-incentive fee net investment income.
(d)The increase in incentive fee on capital gains is due to the net fair value appreciation of the Fund’s investments in the third quarter of 2026.
Net Investment Income
Net investment income for the three months ended September 30, 2026 decreased to $14.4 million, or $0.32 per share, compared to $16.6 million, or $0.35 per share, in the corresponding period of 2025. The decrease in net investment income was principally attributable to (i) an increase in total expenses, net of waivers, (which includes the capital gains incentive fee accrual), as discussed above, and (ii) an increase in net investment income related tax expenses, as discussed below, partially offset by an increase in total investment income, as discussed above. The per share decrease in net investment income reflects the decrease in net investment income after the impact of a decrease in the weighted-average shares outstanding compared to the three months ended September 30, 2025, primarily due to shares repurchased by the Fund, partially offset by new shares issued through the dividend reinvestment plan, in each case since the beginning of the comparable period of the prior year. The decrease in net investment income on a per share basis is after a $0.02 per share increase in investment income considered less consistent or non-recurring in nature, as discussed above.
Adjusted Net Investment Income
Adjusted net investment income for the three months ended September 30, 2026 decreased 8% to $15.3 million, or $0.34 per share, compared to $16.6 million, or $0.35 per share, in the corresponding period of 2025. The decrease in adjusted net investment income was primarily due to the same factors discussed above for the change in net investment income, but excluding the negative impact of the increase in the capital gains incentive fee accrual. The decrease in adjusted net investment income per share reflects the decrease in adjusted net investment income and the impact of the decrease in weighted-average shares outstanding for the three months ended September 30, 2026, as discussed above. The decrease in adjusted net investment income on a per share basis is after a $0.02 per share increase in investment income considered less consistent or non-recurring in nature, as discussed above.
Net Realized Loss
A summary of the primary components of the total net realized loss on investments of $3.9 million for the three months ended September 30, 2026 is as follows:

	Three Months Ended September 30, 2026
	Full Exits		Partial Exits		Restructures		Other (a)		Total
	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)		Net Gain/(Loss)

	(dollars in thousands)
Private Loan portfolio	$10,990	1	$(544)	1	$(9,377)	1	$1,122	(b)	$2,191
LMM portfolio	(6,424)	1	—	—	—	—	75		(6,349)
Middle Market portfolio	(395)	1	—	—	—	—	—		(395)
Other Portfolio	—	—	671	1	—	—	—		671
Total net realized gain/(loss)	$4,171	3	$127	2	$(9,377)	1	$1,197		$(3,882)
_________________
(a)Other activity includes realized gains and losses from transactions involving eight portfolio companies which are not considered to be significant individually or in the aggregate.
(b)Includes a distribution from a Private Loan portfolio company.

Net Unrealized Appreciation
A summary of the total net unrealized appreciation of $9.0 million for the three months ended September 30, 2026 is as follows:

	Three Months Ended September 30, 2026
	Private Loan	LMM (a)	Middle Market	Other	Total

	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(2,501)	$6,072	$395	$(671)	$3,295
Net unrealized appreciation (depreciation) relating to portfolio investments	4,066	2,454	(611)	(160)	5,749
Total net unrealized appreciation (depreciation) relating to portfolio investments	$1,565	$8,526	$(216)	$(831)	$9,044
_________________
(a)Includes unrealized appreciation on 25 LMM portfolio investments and unrealized depreciation on 18 LMM portfolio investments.
Income Taxes
MSC Income’s income taxes include excise tax expense at MSIF and federal and state income and other tax expenses at the Taxable Subsidiaries. MSIF has elected to be treated for U.S. federal income tax purposes as a RIC. MSIF’s taxable income includes the taxable income generated by MSIF and certain of its subsidiaries, including the Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSIF incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. Excise tax expense increased for the three months ended September 30, 2026 when compared to the prior year due to an increase in the estimated undistributed taxable income at MSIF, which is taxed at a 4% rate. Net investment income related federal and state income and other tax expenses increased for the three months ended September 30, 2026 when compared to the prior year due to increases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on investments owned by the Taxable Subsidiaries.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the three months ended September 30, 2026 was $18.1 million, or $0.40 per share, compared to $26.5 million, or $0.56 per share, for the three months ended September 30, 2025. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2026 and 2025
Set forth below is a comparison of the results of operations and a reconciliation of net investment income to adjusted net investment income and to adjusted net investment income before taxes for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Total investment income	$105,316	$104,237	$1,079	1%
Total expenses, net of expense waivers	(59,267)	(53,113)	(6,154)	12%
Net investment income before taxes	46,049	51,124	(5,075)	(10)%
Excise tax expense	(448)	(240)	(208)	87%
Federal and state income and other tax expenses	(2,994)	(2,253)	(741)	33%
Net investment income	42,607	48,631	(6,024)	(12)%
Net realized gain (loss)	5,734	(26,141)	31,875	NM
Net unrealized appreciation	15,505	35,886	(20,381)	NM
Income tax benefit (provision) on net realized gain (loss) and net unrealized appreciation	(3,205)	317	(3,522)	NM
Net increase in net assets resulting from operations	$60,641	$58,693	$1,948	3%

	Nine Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands, except per share amounts)
Net investment income	$42,607	$48,631	$(6,024)	(12)%
Incentive fee on capital gains (a)	3,194	—	3,194	NM
Adjusted net investment income (b)	$45,801	$48,631	$(2,830)	(6)%
Excise tax expense	448	240	208	87%
Federal and state income and other tax expenses	2,994	2,253	741	33%
Adjusted net investment income before taxes (c)	$49,243	$51,124	$(1,881)	(4)%
Net investment income per share—Basic and diluted	$0.93	$1.05	$(0.12)	(11)%
Adjusted net investment income per share—Basic and diluted (b)	$1.00	$1.05	$(0.05)	(5)%
Adjusted net investment income before taxes per share—Basic and diluted (c)	$1.08	$1.10	$(0.02)	(2)%
_________________
NM     Net change % not meaningful

(a)Pursuant to the Advisory Agreement, the incentive fee on capital gains is determined and payable to the Adviser in arrears, if any, as of the end of each calendar year. This fee equals (a) 17.5% of the Fund’s incentive fee capital gain, which is calculated as the Fund’s (i) cumulative net realized gains (net of any related net income tax expense), minus (ii) cumulative unrealized depreciation (net of any related income tax benefit, and excluding any unrealized appreciation), minus (b) the aggregate amount of any previously paid capital gains incentive fee, in each case from the MSC Income Listing date through the applicable calendar year ended. In accordance with U.S. GAAP, at the end of each reporting period, the Fund estimates the capital gains incentive fee and adjusts the accrual for the fee based upon a hypothetical liquidation of its investment portfolio at the then current fair value. Therefore, the calculation of the accrual equals (a) 17.5% of the Fund’s cumulative change in net fair value, including both (i) the cumulative net realized gain/loss and (ii) the cumulative net unrealized appreciation/depreciation (in both cases, net of any related cumulative net income tax expense or benefit), minus (b) the aggregate amount of any previously paid capital gains incentive fee, in each case from the MSC Income Listing date through the applicable period ended. However, any capital gains incentive fee accrued related to the unrealized appreciation is neither earned nor payable to the Adviser until such time that it is realized, and assuming at the end of a calendar year such incentive fee capital gain exists excluding any cumulative unrealized appreciation (in each case, net of any related net income tax expense or benefit). If the calculation results in an increase in the accrual compared to the previous quarter, the Fund records an increase to the capital gains incentive fee accrual. If the calculation results in a decrease to the estimated incentive fee on capital gains when compared to the previous quarter, the accrual for the incentive fee on capital gains is reduced to the extent of such decrease. For the nine months ended September 30, 2026, the Fund increased the accrual on the capital gains incentive fee by $3.2 million. See Note J — Related Party Transactions in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
(c)Adjusted net investment income before taxes is net investment income as determined in accordance with U.S. GAAP, excluding the impact of the capital gains incentive fee and any tax expenses included in net investment income. MSC Income believes presenting adjusted net investment income before taxes and the related per share amounts is useful and appropriate supplemental disclosure for analyzing the Fund’s financial performance since (i) the calculation of the capital gains incentive fee is based on realized gains and losses and unrealized fair value appreciation and depreciation, none of which are included in net investment income and (ii) tax expenses included in net investment income may include (a) excise tax expense, which is not solely attributable to net investment income, and (b) deferred taxes, which are not payable in the current period. However, adjusted net investment income before taxes is a non-U.S. GAAP measure and should not be considered as a replacement for net investment income, net investment income before taxes or other earnings measures presented in accordance with U.S. GAAP and should be reviewed only in connection with such U.S. GAAP measures in analyzing MSC Income’s financial performance. A reconciliation of net investment income in accordance with U.S. GAAP to adjusted net investment income before taxes is detailed in the table above.

Investment Income
Total investment income for the nine months ended September 30, 2026 was $105.3 million, a 1% increase from the $104.2 million of total investment income for the corresponding period of 2025. The following table provides a summary of the changes in the comparable period activity.

	Nine Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest income	$89,658	$86,890	$2,768	3%	(a)
Dividend income	11,198	13,750	(2,552)	(19)%	(b)
Fee income	4,460	3,597	863	24%	(c)
Total investment income	$105,316	$104,237	$1,079	1%	(d)
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
(b)The decrease in dividend income was primarily a result of a $3.3 million decrease in dividend income from the Fund’s LMM portfolio companies, partially offset by a $0.8 million increase in dividend income from the Fund’s Private Loan portfolio companies.
(c)The increase in fee income was primarily due to an increase in fee income from the refinancing and prepayment of Investment Portfolio debt investments.
(d)The increase in total investment income includes a net increase of $2.1 million in certain income considered less consistent or non-recurring, primarily due to (i) a $1.0 million increase in such dividend income and (ii) a $0.9 million increase in such fee income.
Expenses
Total expenses, net of expense waivers, for the nine months ended September 30, 2026 were $59.3 million, a 12% increase from $53.1 million in the corresponding period of 2025. A summary of the changes in the comparable period activity is as follows:

	Nine Months Ended September 30,		Net Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest	$28,736	$25,570	$3,166	12%	(a)
Base management fee	15,956	14,739	1,217	8%	(b)
Incentive fee on income	9,322	8,935	387	4%	(c)
Incentive fee on capital gains	3,194	—	3,194	NM	(d)
General and administrative	3,351	3,510	(159)	(5)%
Internal administrative services expenses	561	519	42	8%
Total expenses before expense waivers	61,120	53,273	7,847	15%
Waiver of incentive fees	(1,853)	(160)	(1,693)	NM	(c)
Total expenses, net of expense waivers	$59,267	$53,113	$6,154	12%
_________________
(a)The increase in interest expense was primarily related to (i) an increase in average borrowings outstanding used to fund a portion of the growth of the Fund’s Investment Portfolio and (ii) an increased weighted-average interest rate on the Fund’s unsecured debt obligations, as a result of the issuance of the May 2029 Notes in the first quarter of 2026 and the issuance of the September 2029 Notes in the third quarter of 2026, partially offset by a decreased weighted-average interest rate on the Credit Facilities due to (i) decreases in benchmark floating index interest rates and (ii) a decrease to the applicable interest rate spread resulting from the amendment of the SPV Facility in March 2025 (with the May 2029 Notes, the September 2029 Notes and the Credit Facilities each defined in the Liquidity and Capital Resources section below).

(b)The increase in base management fee was primarily the result of the Fund’s increased average total assets, partially offset by the benefit of the lower base management fee percentage for the full quarter in the first quarter of 2026 compared to the benefit for a partial quarter in the first quarter of 2025 as a result of the Fund’s entry into the Advisory Agreement with the Adviser, effective upon the MSC Income Listing.
(c)The decrease in incentive fee on income, net of waivers, is the result of a $1.7 million increase in the voluntary permanent waiver of incentive fee on income by the Adviser, partially offset by a $0.4 million increase in the gross calculated incentive fee on income. The increase in the gross calculated incentive fee on income is a result of changes to the incentive fee on income calculation under the Advisory Agreement, partially offset by a decrease in pre-incentive fee net investment income.
(d)The increase in the capital gains incentive fee is due to the net fair value appreciation of the Fund’s investments in the nine months ended September 30, 2026.
Net Investment Income
Net investment income for the nine months ended September 30, 2026 decreased 12% to $42.6 million, or $0.93 per share, compared to net investment income of $48.6 million, or $1.05 per share, for the corresponding period of 2025. The decrease in net investment income was primarily attributable to the increases in (i) expenses, net of waivers, (which includes the capital gains incentive fee accrual), as discussed above, and (ii) net investment income related tax expenses, as discussed below, partially offset by the increase in total investment income, as discussed above. The per share decrease in net investment income reflects the decrease in net investment income after the impact of a decrease in the weighted-average shares outstanding compared to the nine months ended September 30, 2025, primarily due to shares repurchased by the Fund, partially offset by new shares issued through the MSC Income Offering and the dividend reinvestment plan, in each case since the beginning of the comparable period of the prior year. The decrease in net investment income on a per share basis is after a $0.05 per share increase in investment income considered less consistent or non-recurring in nature, as discussed above.
Adjusted Net Investment Income
Adjusted net investment income for the nine months ended September 30, 2026 decreased 6% to $45.8 million, or $1.00 per share, compared to $48.6 million, or $1.05 per share, in the corresponding period of 2025. The decrease in adjusted net investment income was primarily due to the same factors discussed above for the change in net investment income, but excluding the negative impact of the increase in the capital gains incentive fee accrual. The decrease in adjusted net investment income per share reflects the decrease in adjusted net investment income and the impact of the decrease in weighted-average shares outstanding for the nine months ended September 30, 2026, as discussed above. The decrease in adjusted net investment income on a per share basis is after a $0.05 per share increase in investment income considered less consistent or non-recurring in nature, as discussed above.
Net Realized Gain
A summary of the primary components of the total net realized gain on investments of $5.7 million for the nine months ended September 30, 2026, is as follows:

	Nine Months Ended September 30, 2026
	Full Exits		Partial Exits		Restructures		Other (a)		Total
	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)	# of Portfolio Companies	Net Gain/(Loss)		Net Gain/(Loss)

	(dollars in thousands)
Private Loan portfolio	$10,316	4	$(544)	1	$(11,281)	2	$1,692	(b)	$183
LMM portfolio	5,171	2	—	—	—	—	103		5,274
Middle Market portfolio	(395)	1	—	—	—	—	1		(394)
Other Portfolio	—	—	671	1	—	—	—		671
Total net realized gain (loss)	$15,092	7	$127	2	$(11,281)	2	$1,796		$5,734
_________________
(a)Other activity includes realized gains and losses from transactions involving 17 portfolio companies which are not considered to be significant individually or in the aggregate.
(b)Includes a distribution from a Private Loan portfolio company.

Net Unrealized Appreciation
A summary of the total net unrealized appreciation of $15.5 million for the nine months ended September 30, 2026, is as follows:

	Nine Months Ended September 30, 2026
	Private Loan	LMM (a)	Middle Market	Other	Total

	(in thousands)
Accounting reversals of net unrealized (appreciation) depreciation recognized in prior periods due to net realized (gains / income) losses recognized during the current period	$(793)	$(6,184)	$395	$(671)	$(7,253)
Net unrealized appreciation (depreciation) relating to portfolio investments	7,620	18,206	(3,011)	(57)	22,758
Total net unrealized appreciation (depreciation) relating to portfolio investments	$6,827	$12,022	$(2,616)	$(728)	$15,505
_________________
(a)Includes unrealized appreciation on 29 LMM portfolio investments and unrealized depreciation on 22 LMM portfolio investments.
Income Taxes
MSC Income’s income taxes include excise tax expense at MSIF and federal and state income and other tax expenses at the Taxable Subsidiaries. MSIF has elected to be treated for U.S. federal income tax purposes as a RIC. MSIF’s taxable income includes the taxable income generated by MSIF and certain of its subsidiaries, including the Structured Subsidiaries, which are treated as disregarded entities for tax purposes. As a result of its investment activities and dividend policy and activities, MSIF incurs federal excise tax on its estimated undistributed taxable income. The Taxable Subsidiaries incur federal and state income and other taxes related to net investment income resulting from the Taxable Subsidiaries’ investment activities. Excise tax expense increased for the nine months ended September 30, 2026 when compared to the prior year due to an increase in estimated undistributed taxable income at MSIF, which is taxed at a 4% rate. Net investment income related federal and state income and other tax expenses increased for the nine months ended September 30, 2026 when compared to the prior year due to increases in taxable net investment income at the Taxable Subsidiaries.
The Taxable Subsidiaries also incur taxes on realized gains (losses) and unrealized appreciation (depreciation). These taxes will change over time due to changes in the valuations of portfolio investments and realized gains and losses, in each case, on investments owned by the Taxable Subsidiaries.
Net Increase in Net Assets Resulting from Operations
The net increase in net assets resulting from operations for the nine months ended September 30, 2026 was $60.6 million, or $1.33 per share, compared to $58.7 million, or $1.27 per share, for the nine months ended September 30, 2025. The tables above provide a summary of the reasons for the change in net increase in net assets resulting from operations for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
For the nine months ended September 30, 2026, MSC Income realized a net increase in cash and cash equivalents of $6.7 million, which is the net result of $30.4 million of cash provided by operating activities and $23.7 million of cash used in financing activities.
The $30.4 million of cash provided by operating activities resulted primarily from (i) cash proceeds totaling $201.9 million from the repayments of debt investments and sales of and return of capital from equity investments, (ii) cash flows generated from operating profits earned totaling $36.1 million, which is net investment income, excluding the non-cash effects of deferred taxes, the accretion of unearned income, PIK interest income, cumulative dividends and the amortization expense for deferred financing and debt issuance costs and (iii) $9.6 million in net cash uses related to changes in other assets and liabilities, partially offset by cash uses totaling $214.0 million for the funding of new and follow-on portfolio investments.

The $23.7 million of cash used in financing activities principally consisted of (i) $181.0 million in net cash repayments on the Credit Facilities, (ii) $49.4 million in cash dividends paid to stockholders, (iii) $16.7 million for the repurchases of common stock and (iv) $1.5 million for the payment of deferred financing and debt issuance costs, partially offset by (i) $150.0 million in cash proceeds from the issuance of the May 2029 Notes (as defined below) and (ii) $75.0 million in cash proceeds from the issuance of the September 2029 Notes (as defined below).
Capital Resources
As of September 30, 2026, MSC Income had $27.3 million in cash and cash equivalents and $197.4 million of unused capacity, which is after a net reduction of $75.0 million to provide for the scheduled repayment of the October 2026 Notes (as defined below) at maturity after accounting for the additional $75.0 million issuance under the September 2029 Notes (as defined below), under the Credit Facilities, which the Fund maintains to support investment and operating activities. As of September 30, 2026, the Fund’s net asset value (“NAV”) totaled $750.0 million, or $16.56 per share.
As of September 30, 2026, MSC Income had $24.0 million outstanding and $220.4 million of undrawn commitments under its floating rate multi-year revolving credit facility (the “Corporate Facility”) and, through MSIF Funding, had $248.0 million outstanding and $52.0 million of undrawn commitments under its special purpose vehicle revolving credit facility (the “SPV Facility”), both of which approximated fair value. Availability under the Credit Facilities is subject to certain leverage and borrowing base limitations, covenants, reporting and other requirements customary for similar credit facilities.
On February 26, 2026, Main Street provided MSC Income with a revolving line of credit pursuant to an Unsecured Revolving Promissory Note (as amended, restated or otherwise modified, the “Main Street Facility” and, together with the SPV Facility and the Corporate Facility, the “Credit Facilities”), which currently provides for borrowings up to $30.0 million. Borrowings under the Main Street Facility bear interest at a rate of SOFR plus 4.5%, subject to a 2.0% SOFR floor and mature in December 2029. Available borrowings under the Main Street Facility are subject to a 0.25% non-use fee. The borrowings under the Main Street Facility are unsecured. As of September 30, 2026, there were no borrowings outstanding under the Main Street Facility.
For further information on the Credit Facilities, including key terms and financial covenants, refer to Note D — Debt in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In March 2026, the Fund issued $150.0 million in aggregate principal amount of 6.34% Series A Senior Notes due May 2029 (the “May 2029 Notes”). The outstanding aggregate principal amount of the May 2029 Notes was $150.0 million as of September 30, 2026. For more information on the May 2029 Notes, including key terms and financial covenants, refer to Note D — Debt in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In September 2026, the Fund issued $75.0 million in aggregate principal amount of 6.83% Series A Senior Notes due September 2029 (the “September 2029 Notes”), all of which remained outstanding as of September 30, 2026. In October 2026, the Fund issued an additional $75.0 million of the September 2029 Notes. For more information on the September 2029 Notes, including key terms and financial covenants, refer to Note D — Debt in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q and Note K — Subsequent Events in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In October 2021, the Fund issued $77.5 million in aggregate principal amount of 4.04% Series A Senior Notes due 2026 (the “October 2026 Notes”), and an additional $72.5 million in aggregate principal amount of October 2026 Notes in January 2022. The outstanding aggregate principal amount of the October 2026 Notes was $150.0 million as of both September 30, 2026 and December 31, 2025. For more information on the October 2026 Notes, including key terms and financial covenants, refer to Note D — Debt in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q. In October 2026, the Fund repaid the entire $150.0 million in aggregate principal amount of the October 2026 Notes at maturity at par value plus the accrued and unpaid interest.

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
If MSC Income’s common stock trades below NAV per share, the Fund will generally not be able to issue additional common stock at the market price, unless the stockholders approve such a sale and the Board of Directors makes certain determinations. At the 2026 Annual Meeting of Stockholders, MSC Income received approval from its stockholders to have the flexibility, with the approval of the Board of Directors, to offer and sell shares of its common stock at a price below the current NAV per share until August 5, 2027. The Fund may also seek such authorization at future annual or special meetings of stockholders. Any decision to sell shares of MSC Income’s common stock below the then current NAV per share of the common stock would be subject to the determination by the Board of Directors that such issuance is in the Fund’s and its stockholders’ best interests.
In order to satisfy the Code requirements applicable to a RIC, MSC Income intends to distribute to its stockholders, after consideration and application of its ability under the Code to carry forward certain excess undistributed taxable income from one tax year into the next tax year, substantially all of the Fund’s taxable income.
In addition, as a BDC, MSC Income is allowed to borrow amounts such that its asset coverage ratio, or BDC asset coverage ratio, of its total assets to its total senior securities, which includes borrowings and any preferred stock the Fund may issue in the future, is at least 200% (or 150% if certain requirements are met). On January 29, 2025, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board of Directors, approved the application of the reduced BDC asset coverage ratio. As a result, the BDC asset coverage ratio requirement applicable to MSC Income decreased from 200% to 150% effective January 29, 2026. As of September 30, 2026, the Fund’s BDC asset coverage ratio was 216%.
Although MSC Income has been able to secure access to additional liquidity, including through the Credit Facilities, the Master Note Purchase Agreement dated October 22, 2021 governing the October 2026 Notes (the “October 2026 Note Purchase Agreement”), the Master Note Purchase Agreement dated March 12, 2026 governing the May 2029 Notes (the “May 2029 Note Purchase Agreement”) and the Master Note Purchase Agreement dated August 31, 2026 governing the September 2029 Notes (the “September 2029 Note Purchase Agreement”), there is no assurance that debt or equity capital will be available to the Fund in the future on favorable terms, or at all.
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
Off-Balance Sheet Arrangements
MSC Income may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments include commitments to extend credit and fund equity capital and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the Consolidated Balance Sheets. As of September 30, 2026, MSC Income had a total of $102.6 million in outstanding commitments comprised of (i) 56 investments with commitments to fund revolving loans that had not been fully drawn or term loans with additional commitments not yet funded and (ii) three investments with equity capital commitments that had not been fully called.
Contractual Obligations
As of September 30, 2026, the Fund’s future commitments for cash payments in connection with the Credit Facilities, the October 2026 Notes, the May 2029 Notes and the September 2029 Notes for each of the next five years and thereafter are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total

	(in thousands)
SPV Facility (1)	$—	$—	$—	$—	$248,000	$—	$248,000
Corporate Facility (1)	—	—	—	24,000	—	—	24,000
Main Street Facility (1)	—	—	—	—	—	—	—
October 2026 Notes	150,000	—	—	—	—	—	150,000
Interest due on October 2026 Notes	3,030	—	—	—	—	—	3,030
May 2029 Notes	—	—	—	150,000	—	—	150,000
Interest due on May 2029 Notes	6,816	9,510	9,510	4,755	—	—	30,591
September 2029 Notes (2)	—	—	—	75,000	—	—	75,000
Interest due on September 2029 Notes	—	5,535	5,123	5,123	—	—	15,781
Total	$159,846	$15,045	$14,633	$258,878	$248,000	$—	$696,402
_________________
(1)Future interest payments on the Credit Facilities have not been included, as these amounts fluctuate over time depending on the current interest rates and amounts outstanding.
(2)In October 2026, an additional $75.0 million was issued under the September 2029 Notes, which is not included in the table above.

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
Recent Developments
In October 2026, MSC Income issued the second tranche of its September 2029 Notes, issuing $75.0 million of its September 2029 Notes pursuant to the September 2029 Note Purchase Agreement.
In November 2026, MSC Income declared regular monthly dividends of $0.11 per share for each month of January, February and March 2027, or total regular monthly dividends of $0.33 per share for the first quarter of 2027, and a supplemental dividend of $0.03 per share, payable in March 2027, resulting in total dividends declared for the first quarter of 2027 of $0.36 per share.
From October 1, 2026 through November 5, 2026, the Fund repurchased 178,927 shares of its common stock at an average price of $11.79 (including broker commissions), as part of the February 2027 10b5-1 Repurchase Plan.
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
The majority of MSC Income’s debt investments are made with either fixed interest rates or floating rates that are subject to contractual minimum interest rates for the term of the investment. As of September 30, 2026, 76% of MSC Income’s Investment Portfolio debt investments (at cost) bore interest at floating rates, 97% of which were subject to contractual minimum interest rates. As of September 30, 2026, 58% of MSC Income’s debt obligations bore interest at fixed rates. MSC Income’s interest expense will be affected by changes in the published SOFR in connection with the Credit Facilities; however, the interest rates on the outstanding October 2026 Notes, May 2029 Notes and September 2029 Notes are fixed for the life of such debt. As of September 30, 2026, MSC Income had not entered into any interest rate hedging arrangements. Due to the Fund’s limited use of derivatives, it has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and, therefore, is not subject to registration or regulation as a pool operator thereunder. The Fund operates, and expects to continue to operate, as a “limited derivatives user” under Rule 18f-4 under the 1940 Act.

The approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in the Fund’s investments and borrowings as of September 30, 2026, is as follows:

Basis Point Change	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Pre-Incentive Fee Net Investment Income	(Increase) Decrease in Incentive Fee on Income Expense (1)	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share

	(dollars in thousands, except per share amounts)
(200)	$(15,702)	$5,440	$(10,262)	$4,517	$(5,745)	$(0.13)
(175)	(13,792)	4,760	(9,032)	3,902	(5,130)	(0.11)
(150)	(11,838)	4,080	(7,758)	3,265	(4,493)	(0.10)
(125)	(9,872)	3,400	(6,472)	2,622	(3,850)	(0.09)
(100)	(7,906)	2,720	(5,186)	1,979	(3,207)	(0.07)
(75)	(5,940)	2,040	(3,900)	1,336	(2,564)	(0.06)
(50)	(3,975)	1,360	(2,615)	694	(1,921)	(0.04)
(25)	(2,009)	680	(1,329)	233	(1,096)	(0.02)
25	1,926	(680)	1,246	(218)	1,028	0.02
50	3,858	(1,360)	2,498	(437)	2,061	0.05
75	5,779	(2,040)	3,739	(654)	3,085	0.07
100	7,699	(2,720)	4,979	(871)	4,108	0.09
125	9,620	(3,400)	6,220	(1,089)	5,132	0.11
150	11,541	(4,080)	7,461	(1,306)	6,155	0.14
175	13,461	(4,760)	8,701	(1,523)	7,178	0.16
200	15,382	(5,440)	9,942	(1,740)	8,202	0.18
_____________________________
(1)The pro forma changes in the incentive fee on income expense are calculated pursuant to the terms set forth in the Advisory Agreement based upon the incentive fee on income expense for the third quarter of 2026, net of the voluntary permanent incentive fee on income waiver for the third quarter of 2026, in each case on an annualized basis, as adjusted for the pro forma change in pre-incentive fee net investment income resulting from the assumed interest income and interest expense changes reflected in the table, with no other changes in investment income or expenses and with the voluntary permanent incentive fee on income waiver assumed to remain at the third quarter of 2026 annualized amount. There is no guarantee that any incentive fee on income waivers will occur in the future, and any such waivers are entirely at the discretion of the Adviser.
Although MSC Income believes that this analysis is indicative of the impact of interest rate changes on net investment income as of September 30, 2026, the analysis does not take into consideration future changes in the credit market, credit quality or other business or economic developments that could affect net investment income. Accordingly, MSC Income can offer no assurances that actual results would not differ materially from the analysis above. The hypothetical results assume that all SOFR and Prime rate changes would be effective on the first day of the period. However, the contractual SOFR and Prime rate reset dates would vary throughout the period. The majority of the Fund’s investments are based on contracts which reset quarterly, while the Corporate Facility and the SPV Facility reset on a monthly and quarterly basis, respectively. The hypothetical results would also be impacted by the changes in the amount of outstanding debt under the Credit Facilities (with an increase (decrease) in the debt outstanding under the Credit Facilities resulting in an (increase) decrease in the hypothetical interest expense).
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, MSC Income carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Accounting Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15 of the Exchange Act). Based on that evaluation, MSC Income’s Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Accounting Officer have concluded that the current disclosure controls and procedures are effective in timely alerting them of material information relating to MSC Income that is required to be disclosed in the reports the Fund files or submits under the Exchange Act. There have been no changes in MSC Income’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
See Note H — Dividend Reinvestment Plan in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of MSC Income’s dividend reinvestment plan and shares purchased thereunder during the three months ended September 30, 2026.
Issuer Purchases of Equity Securities
See Note G — Share Repurchases in the notes to the consolidated financial statements included in Item 1. Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of MSC Income’s February 2027 10b5-1 Repurchase Plan and shares repurchased thereunder during the three months ended September 30, 2026.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of MSC Income’s directors or officers adopted or terminated any contract, instruction or written plans for the purchase or sale of the Fund’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Officer Appointment
On November 4, 2026, in connection with the previously announced Chief Executive Officer (“CEO”) succession plan, MSC Income’s Board of Directors appointed Nicholas T. Meserve to serve as MSC Income’s CEO effective as of November 9, 2026. Mr. Meserve currently serves as a Managing Director of MSC Income and group head of its private credit investment team and succeeds Dwayne L. Hyzak in the new role. Mr. Hyzak, who has served as MSC Income’s Chairman and CEO since October 2020, will continue to serve as Executive Chairman of MSC Income’s Board of Directors.
Reference is made to the biographical information with respect to Mr. Meserve set forth under the heading “Officers” in MSC Income’s 2026 proxy statement for its 2026 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 20, 2026, which information is incorporated herein by reference.

There is no arrangement or understanding between Mr. Meserve and any other persons pursuant to which he is being designated as the Fund’s CEO. There are no family relationships between Mr. Meserve and any director, director nominee or executive officer of the Fund, and there are no current or proposed transactions between the Fund and Mr. Meserve or his immediate family members that would require disclosure under Item 404(a) of Regulation S-K.
MSC Income does not and will not pay direct compensation to Mr. Meserve; his compensation is paid by the Adviser and Main Street. No new compensatory arrangement has been entered into in connection with Mr. Meserve’s designation as CEO.

Item 6. EXHIBITS
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
10.1*	Tenth Amendment to Credit Agreement, dated as of August 28, 2026, by and among the Registrant, the Guarantors party thereto, the lenders party thereto and EverBank.
10.2*†
Master Note Purchase Agreement, dated as of August 31, 2026, by and among MSC Income Fund, Inc. and the purchasers party thereto (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on September 1, 2026 (File No. 814-00939) and incorporated herein by reference).

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
101*
The following financial information from MSC Income’s Quarterly Report on Form 10-Q for the third quarter of fiscal year 2026, filed with the SEC on November 6, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) the Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) the Consolidated Schedule of Investments for the periods ended September 30, 2026 and December 31, 2025, (vi) the Notes to Consolidated Financial Statements and (vii) the Consolidated Schedule 12-14 for the nine months ended September 30, 2026 and 2025.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________
*    Filed herewith
**    Furnished herewith
†    Certain schedules to this exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSC Income Fund, Inc.

Date: November 6, 2026	/s/ DWAYNE L. HYZAK
Dwayne L. Hyzak
Chief Executive Officer
(principal executive officer)

Date: November 6, 2026	/s/ CORY E. GILBERT
Cory E. Gilbert
Chief Financial Officer
(principal financial officer)

Date: November 6, 2026	/s/ RYAN H. MCHUGH
Ryan H. McHugh
Chief Accounting Officer
(principal accounting officer)